Form 10-Q
period 1995-04-02
BTU INTERNATIONAL INC
filed 1995-05-15
CIK 840883

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to   ____________

                             ____________________

                         Commission File Number 0-17297

                            BTU INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       04-2781248

 (State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

           23 Esquire Road, North Billerica, Massachusetts01862-2596
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (508) 667-4111

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 11, 1995: 6,928,210 shares.

                            BTU INTERNATIONAL, INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                          1-2
Condensed Consolidated Statements of Operations                                  3
Condensed Consolidated Statement of Stockholders' Investment                     4
Condensed Consolidated Statements of Cash Flows                                  5
Notes to Condensed Consolidated Financial Statements                           6-9
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                 10-11

PART II. OTHER INFORMATION

Signatures                                                                      12
Exhibits and Reports on Form 8-K                                                13
Calculation of Net Income per Common and Common
   Equivalent Share                                                             14

                                BTU INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                       ASSETS
                                                                (Unaudited)
                                                                  April 2,        December 31,
                                                                   1995              1994
- -------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                     $6,653             $6,896
    Accounts receivable, less reserves of
         $114 in 1995 and 1994                                    10,856              9,692
    Inventories (Note 2)                                           6,465              5,518
    Other current assets                                           1,377              1,378
- -------------------------------------------------------------------------------------------
         Total current assets                                     25,351             23,484
- -------------------------------------------------------------------------------------------


Property, plant and equipment, at cost
    Land                                                             210                210
    Buildings and improvements                                     5,211              5,211
    Machinery and equipment                                        4,096              3,884
    Furniture and fixtures                                           629                629
- -------------------------------------------------------------------------------------------
                                                                  10,146              9,934
    Less Accumulated depreciation                                  6,324              6,167
- -------------------------------------------------------------------------------------------

         Net property, plant and equipment                         3,822              3,767

Investment in joint venture (Note 5)                               3,476              3,476
Other assets, net of accumulated amortization of $399
    in 1995 and $396 in 1994                                         235                238
- -------------------------------------------------------------------------------------------

                                                                 $32,884            $30,965
===========================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                            BTU INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                 (Unaudited)
                                                                   April 2,         December 31,
                                                                    1995                1994
- ------------------------------------------------------------------------------------------------
Current liabilities
    Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $317                   $311
    Accounts payable                                                5,345                  4,556
    Other current liabilities                                       5,242                  5,184
- ------------------------------------------------------------------------------------------------
         Total current liabilities                                 10,904                 10,051
- ------------------------------------------------------------------------------------------------


Long-term debt and capital lease obligations, less
    current maturities (Note 3)                                     5,968                  6,050
Deferred income taxes                                               1,714                  1,714
- ------------------------------------------------------------------------------------------------

                                                                   18,586                 17,815
- ------------------------------------------------------------------------------------------------
Redeemable Class A and Class AA preferred
    stock (Note 6)                                                  1,200                  1,200
- ------------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
    Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                                  -                      -
    Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,197,266 shares at 1995 and 7,185,954
         at 1994                                                       72                     72
    Additional paid-in capital                                     18,247                 18,226
    Accumulated deficit                                            (4,617)                (5,729)
    Treasury stock   279,281 shares, at cost                         (935)                  (935)
- ------------------------------------------------------------------------------------------------

                                                                   12,767                 11,634
    Cumulative foreign currency translation adjustment                331                    316
- ------------------------------------------------------------------------------------------------

         Total stockholders  investment                            13,098                 11,950
- ------------------------------------------------------------------------------------------------

                                                                  $32,884                $30,965
================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 BTU INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                 (Dollars in thousands, except share and per share data)
                                       (Unaudited)

                                                                       Three Months Ended
                                                                     -----------------------
                                                                    April 2,           April 3,
                                                                     1995                1994
- ------------------------------------------------------------------------------------------------
Net sales                                                           $12,973               $9,827
Cost of goods sold                                                    6,772                5,330
- ------------------------------------------------------------------------------------------------

         Gross profit                                                 6,201                4,497

Operating expenses:
    Selling, general and administrative                               3,697                3,035
    Research, development and engineering                               959                  869
- ------------------------------------------------------------------------------------------------

         Income from operations                                       1,545                  593
- ------------------------------------------------------------------------------------------------

    Interest income                                                      96                   39
    Interest expense                                                   (150)                (157)
    Other income, net                                                    15                   10
- ------------------------------------------------------------------------------------------------

         Income before taxes                                          1,506                  485
         Income tax provision                                           350                   79
- ------------------------------------------------------------------------------------------------

         Net income                                                   1,156                  406

         Dividends accrued - Class A and Class AA
            redeemable preferred stock                                   44                   56
- ------------------------------------------------------------------------------------------------

         Net income applicable to common stockholders                $1,112                 $350
================================================================================================

         Net income per share                                         $0.15                $0.05
================================================================================================
    Weighted average number of shares and share
         equivalents outstanding                                  7,314,146            7,143,778
================================================================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    BTU INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                            FOR THE THREE MONTHS ENDED APRIL 2, 1995
                                     (Dollars in thousands)
                                          (Unaudited)

                             ADDITIONAL                                    CUMULATIVE        TOTAL
                   COMMON     PAID-IN        ACCUMULATED     TREASURY      TRANSLATION    STOCKHOLDERS'
                   STOCK      CAPITAL          DEFICIT         STOCK       ADJUSTMENT      INVESTMENT
- --------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period         $72       $18,226         ($5,729)        ($935)            $316         $11,950

Net income            -             -           1,156             -                -           1,156

Dividends
Declared              -             -             (44)            -                -             (44)

Translation
Adjustment            -             -               -             -               15              15

Sales of
Common
Stock                 -            21               -             -                -              21
- --------------------------------------------------------------------------------------------------------

Balance,
end of
the period          $72       $18,247         ($4,617)        ($935)            $331         $13,098
========================================================================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                BTU INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                 (Dollars in thousands)
                                      (Unaudited)

                                                                       APRIL 2,       APRIL 3,
                                                                         1995           1994
- -------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                    $1,156             $406
         Adjustments to reconcile net income to net cash from
           operating activities -
             Depreciation and amortization                                167              156
             Accounts receivable                                       (1,164)            (495)
             Inventories                                                 (947)            (105)
             Other current assets                                           1               99
             Accounts payable                                             789              313
             Other current liabilities                                     44              205
             Other assets                                                   -               (7)
             Foreign currency translation                                  15              (15)
- -------------------------------------------------------------------------------------------------

             Net cash provided by operating activities                     61              557
- -------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                ($219)           ($120)
- -------------------------------------------------------------------------------------------------

             Net cash used in investing activities                      ($219)           ($120)
- -------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                   ($76)            ($69)
         Proceeds from issuance of common stock                            21                -
         Payments of preferred stock dividends                            (30)             (30)
- -------------------------------------------------------------------------------------------------

             Net cash used in financing activities                       ($85)            ($99)
- -------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (243)             338
Cash and cash equivalents, at beginning of the period                   6,896            4,754
- -------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                        $6,653           $5,092
=================================================================================================


Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                      $150             $150
           Income taxes                                                  (211)              32

Supplemental schedule of noncash investing and financing activities
           Accrual of preferred stock dividend                            $44              $56
           Capital lease obligations                                        -               29


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis for presentation

    The condensed consolidated balance sheet as of April 2, 1995, the condensed consolidated statement of stockholders' investment for the three months ended April 2, 1995, the condensed consolidated statement of cash flows for the three months ended April 2, 1995 and April 3, 1994, and the related condensed consolidated statements of operations for the quarters ended April 2, 1995 and April 3, 1994 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1994, together with the auditors' report, included in the Company's "1994 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories


    Inventories at April 2, 1995 and December 31, 1994 consisted of:

                                                                                  ($000)
                                                                    ---------------------------------
                                                                         April 2,       December 31,
                                                                           1995            1994
- -----------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $3,128           $2,731
Work-in-process                                                             2,576            2,065
Finished goods                                                                761              722
- -----------------------------------------------------------------------------------------------------
                                                                           $6,465           $5,518
=====================================================================================================


(3) Debt


    Debt at April 2, 1995 and December 31,1994 consisted of:

                                                                                  ($000)
                                                                    ---------------------------------
                                                                         April 2,       December 31,
                                                                           1995            1994
- -----------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                $6,167           $6,233
Capital lease obligations, interest rates ranging from 6.9% to 15.6%,
 net of interest of $17,000 and $20,000 in 1995 and 1994, respectively       118              128
- -----------------------------------------------------------------------------------------------------
                                                                           6,285            6,361
Less current maturities                                                      317              311
- -----------------------------------------------------------------------------------------------------
                                                                          $5,968           $6,050
=====================================================================================================

                            BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

(4) Stock Option and Purchase Plans

    The Company's 1993 Equity Incentive Plan provides for stock options for selected key employees. Under the plan, options have been granted at prices not less than fair market value at the date of the grant. A total of 438,283 shares are eligible for future stock option grants, pursuant to the plan. Options granted under the plan will expire over periods not to exceed ten years. Also under the terms of the plan, other stock awards can be granted at the discretion of the Company's Board of Directors. 102,900 options have been granted under this plan, since its inception in 1993.

    Prior to 1993, the Company had a stock option plan for selected key employees. Under the terms of the plan, options are exercisable at a price not less than fair market value at the date of grant. All options currently expire over four to seven years. As of April 2, 1995, 132,900 options were outstanding under this plan. No additional options can be granted under this plan.

    The Company also has a stock option plan for certain directors of the Company. The options are exercisable at a price not less than fair market value at the date of grant. The options expire over seven years. As of April 2, 1995, 10,500 options were outstanding and 9,500 were available for future grants.


A summary of the stock option activity for the three months ended April 2, 1995 is as follows:

                                                                    Number of        Option Price
                                                                       Shares          Per Share
- ---------------------------------------------------------------------------------------------------
Outstanding at beginning of the period                                257,612         $1.38-5.88
Granted                                                                     -                  -
Exercised                                                              11,312          1.38-5.88
Forfeited                                                                   -                  -
- ---------------------------------------------------------------------------------------------------
Outstanding at the end of the period                                  246,300         $1.38 5.88
- ---------------------------------------------------------------------------------------------------

Options exercisable at the end of the period                          140,475         $1.38 5.88
===================================================================================================

    Net income per share has been calculated based on the weighted average number of common and common equivalent shares outstanding during the periods using the treasury stock method. Common equivalent shares include the assumed exercise of stock options when the effect of such options is dilutive. The proceeds from the exercise of options are deemed to be used to repurchase outstanding common stock at fair market value.

    The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six month option period. A total of 300,000 shares have been reserved for issuance under this plan, of which 98,225 remain available at April 2, 1995. Through December 31, 1994, 201,775 shares have been purchased at prices ranging from $0.85 to $4.83 per share.

                            BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

(5) Investments in Joint Venture

    The Company has a 19.4% ownership interest in Bruce Technologies International, Inc. (BTI). The value of this investment is $3,476,000 at April 2, 1995 and December 31, 1994, and is accounted for using the cost method.


(6) Preferred Stock

    The Company has two classes of preferred stock. Its Class A Cumulative Redeemable Preferred Stock has a par value of $1 per share, and has 2,000,000 shares authorized. As of April 2, 1995 and December 31, 1994, 567,150 shares are outstanding. These shares are redeemable at $1 per share, plus accrued dividends of $0.05 per year. During the first quarter of 1995 the stockholders of the Class A Redeemable Preferred Stock have notified the Company of their intent to redeem the remainder of these outstanding shares. As a result, during the second quarter of 1995 the Company will be redeeming these shares for a value of $567,150, plus the accrued dividends relating to these shares of $283,575. In addition, the Company has Class AA Redeemable Convertible Preferred Stock, which has a par value of $0.01 per share, and 240,000 shares outstanding at April 2, 1995 and December 31, 1994. These shares are redeemable at $5 per share, plus accrued dividends of $0.50 per year


The following table depicts the status of preferred stock at April 2, 1995 and December 31, 1994:


(Thousands)
                                                            Class A        Class AA          Total
- ------------------------------------------------------------------------------------------------------
at April 2, 1995
    Total redemption value                                   $567           $1,200           $1,767
    Accrued dividends                                         284                               284
- ------------------------------------------------------------------------------------------------------
    Total redemption value plus accrued dividends             851            1,200            2,051
    Less-amounts recorded in accrued expenses                (851)               -             (851)
- ------------------------------------------------------------------------------------------------------
                                                             $  -           $1,200           $1,200
======================================================================================================

at December 31, 1994
    Total redemption value                                   $567           $1,200           $1,767
    Accrued dividends                                         269                               269
- ------------------------------------------------------------------------------------------------------
    Total redemption value plus accrued dividends             836            1,200            2,036
    Less-amounts recorded in accrued expenses                (836)               -             (836)
- ------------------------------------------------------------------------------------------------------
                                                             $  -           $1,200           $1,200
======================================================================================================

    Holders of Class AA Convertible Preferred Stock are entitled to a dividend of $0.50 per share per year, payable quarterly beginning November 1, 1988. These dividends are cumulative and must be paid before any declaration of dividends can be made on the Class A Redeemable Preferred Stock or the common stock. As of April 2, 1995, all dividends pertaining to Class AA Convertible Preferred Stock have been paid.

                            BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

(6) Preferred Stock (continued)

    The holders of Class AA Convertible Preferred Stock are entitled to convert each share of Class AA Convertible Preferred Stock into one share of the Company's common stock at any time, subject to antidilution provisions. All or a portion of the outstanding shares of Class AA Convertible Preferred Stock are redeemable by the Company at $5.00 per share plus any accrued dividends (the "Redemption Price") at any time on or after July 31, 1993. As of February 10, 1995, the management of the Company has been given the authority by its Board of Directors to redeem all of the Class AA Convertible Preferred Stock, if management deems it appropriate to do so. In the absence of a redemption prior to July 31, 1998, redemption by the Company of all outstanding shares at the Redemption Price is mandatory.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net Sales - In the first quarter of 1995, net sales increased by $3,146,000, an increase of 32% over the first quarter of 1994. Sales for most of the Company's products remained strong for the quarter.

    Gross Profit - Gross profit increased by $1,704,000, or 38%, over the first quarter of 1994. Gross profit as a percent of sales increased 2.0%, from 45.8% to 47.8%, for the first quarter of 1995 versus the same quarter in 1994. The increase in margin dollars was primarily due to the increase in revenues versus the first quarter of 1994. In addition, gross margin percentages increased primarily as a result of a favorable product mix.

    Selling, General and Administrative - In the first quarter of 1995, selling, general and administrative expense increased by $662,000, or 22%, to $3,697,000, as compared to the same period in 1994. This increase in expense is due to several factors: higher sales commissions related to the higher sales volume, increased travel for service and installation to support our increasing international presence, and increases in profit sharing bonuses earned by employees, which are the direct result of the achievement of higher profitability targets for the Company.

    Research, Development and Engineering - Expenses in this area for the first quarter of 1995 increased by $90,000, or 10%, as compared to the first quarter of 1994. This increase in expense is the result of costs which the Company has incurred in the development of new products for our surface mount technology business.

    Interest Income - In the first quarter of 1995 interest income increased by $57,000, or 146%, as compared to the first quarter of 1994. The increase is the result of two factors: higher average cash balances and higher earned interest rates.

    Interest Expense - Interest expense decreased by $7,000, or 4%, for the first quarter of 1995, as compared to the first quarter of 1994. The slight decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

    Income Taxes - Income tax expense increased by $271,000, or 343%, for the first quarter of 1995, as compared to the same period in 1994. The increase is the result of the increase in overall profitability in 1995 versus 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or the Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1997, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's prime rate or the Bank's cost of funds rate, and must be repaid over a period not to exceed 84 months. At April 2, 1995, no amounts were outstanding under either of these loan agreements.

    The current mortgage had an outstanding balance of $6,167,000 at April 2, 1995. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997.

    The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements through 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BTU INTERNATIONAL, INC.

DATE: May 15, 1995                    BY: /s/ Paul J. van der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

DATE: May 15, 1995                    BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                   Exhibit 11.0 - Calculation of net income per common and
                     common equivalent share.


                   Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the period covered by this report.