Form 10-Q
period 1995-07-02
BTU INTERNATIONAL INC
filed 1995-08-14
CIK 840883

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                                ---------------    ---------------

                               ---------------

                         Commission File Number 0-17297

                            BTU INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                             04-2781248
                (State or Other Jurisdiction of             (I.R.S. Employer
                Incorporation or Organization)           Identification Number)

       23 Esquire Road, North Billerica, Massachusetts          01862-2596
         (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (508) 667-4111

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 9, 1995: 7,277,380 shares.

                            BTU INTERNATIONAL, INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                            1-2
Condensed Consolidated Statements of Operations                                    3
Condensed Consolidated Statement of Stockholders' Investment                       4
Condensed Consolidated Statements of Cash Flows                                    5
Notes to Condensed Consolidated Financial Statements                             6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                    8-10

PART II. OTHER INFORMATION

Signatures                                                                        11
Exhibits and Reports on Form 8-K                                                  12
Calculation of Net Income per Common and Common
   Equivalent Share                                                               13

                                BTU INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                        ASSETS
                                                                 (Unaudited)
                                                                  July 2,          December 31,
                                                                    1995               1994
-----------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                      $6,308             $6,896
    Accounts receivable, less reserves of $214 in
         1995 and $114 in 1994                                     10,686              9,692
    Inventories (Note 2)                                            8,579              5,518
    Other current assets                                              794              1,378
-----------------------------------------------------------------------------------------------
         Total current assets                                      26,367             23,484
-----------------------------------------------------------------------------------------------


Property, plant and equipment, at cost
    Land                                                              210                210
    Buildings and improvements                                      5,225              5,211
    Machinery and equipment                                         4,629              3,884
    Furniture and fixtures                                            602                629
-----------------------------------------------------------------------------------------------
                                                                   10,666              9,934
    Less Accumulated depreciation                                   6,435              6,167
-----------------------------------------------------------------------------------------------

         Net property, plant and equipment                          4,231              3,767

Investment in joint venture                                         3,476              3,476
Other assets, net of accumulated amortization of $402
    in 1995 and $396 in 1994                                          238                238
-----------------------------------------------------------------------------------------------

                                                                  $34,312            $30,965
===============================================================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    BTU INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                 (Unaudited)
                                                                  July 2,            December 31,
                                                                    1995                 1994
-------------------------------------------------------------------------------------------------
Current liabilities
    Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $324                  $311
    Accounts payable                                                6,707                 4,556
    Other current liabilities                                       3,923                 5,184
-------------------------------------------------------------------------------------------------
         Total current liabilities                                 10,954                10,051
-------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
    current maturities (Note 3)                                     5,888                 6,050
Deferred income taxes                                               1,714                 1,714
-------------------------------------------------------------------------------------------------

                                                                   18,556                17,815

-------------------------------------------------------------------------------------------------
Redeemable Class A and Class AA preferred
    stock (Note 6)                                                    200                 1,200
-------------------------------------------------------------------------------------------------

Stockholders' investment
    Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                                -                    -
    Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,505,831 shares at 1995 and
         7,185,954 at 1994                                             75                    72
    Additional paid-in capital                                     19,395                18,226
    Accumulated deficit                                            (3,302)               (5,729)
    Treasury stock   279,281 shares, at cost                         (935)                 (935)
-------------------------------------------------------------------------------------------------

                                                                   15,233                11,634
    Cumulative foreign currency translation adjustment                323                   316
-------------------------------------------------------------------------------------------------

         Total stockholders  investment                            15,556                11,950
-------------------------------------------------------------------------------------------------


                                                                  $34,312               $30,965
=================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    BTU INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994
                    (Dollars in thousands, except share and per share data)
                                          (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                   ----------------------- ------------------------
                                                      July 2,     July 3,      July 2,      July 3,
                                                       1995         1994         1995         1994

----------------------------------------------------------------------------------------------------
Net sales                                              $14,951      $9,505      $27,924      $19,332
Cost of goods sold                                       8,204       5,294       14,976       10,624
----------------------------------------------------------------------------------------------------

         Gross profit                                    6,747       4,211       12,948        8,708

Operating expenses:
    Selling, general and administrative                  3,933       2,878        7,630        5,913
    Research, development and engineering                1,101         803        2,060        1,672
----------------------------------------------------------------------------------------------------

         Income from operations                          1,713         530        3,258        1,123
----------------------------------------------------------------------------------------------------


    Interest income                                         75          80          171          119
    Interest expense                                      (143)       (193)        (293)        (350)
    Other income, net                                       25          19           40           29
----------------------------------------------------------------------------------------------------

         Income before taxes                             1,670         436        3,176          921
         Income tax provision                              311          52          661          131
----------------------------------------------------------------------------------------------------

         Net income                                      1,359         384        2,515          790

         Dividends accrued - Class A and
            Class AA redeemable preferred stock             44          44           88          100
----------------------------------------------------------------------------------------------------

         Net income applicable to common
         stockholders                                   $1,315        $340       $2,427         $690
====================================================================================================

         Net income per share                            $0.18       $0.05        $0.33        $0.10
====================================================================================================

    Weighted average number of shares
         and share equivalents outstanding           7,328,120   7,134,700    7,294,924    7,139,388
====================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    BTU INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                             FOR THE SIX MONTHS ENDED JULY 2, 1995
                                     (Dollars in thousands)
                                          (Unaudited)

                            ADDITIONAL                                   CUMULATIVE         TOTAL
                COMMON       PAID-IN      ACCUMULATED      TREASURY     TRANSLATION     STOCKHOLDERS'
                 STOCK       CAPITAL        DEFICIT         STOCK        ADJUSTMENT       INVESTMENT
-----------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period       $72        $18,226        ($5,729)        ($935)           $316          $11,950

Net income         -            -             2,515           -              -               2,515

Dividends
Declared           -            -               (88)          -              -                 (88)

Translation
Adjustment         -            -              -              -                 7                7

Sales of
Common
Stock               1            171           -              -              -                 172

Conversion of
Class AA
Stock (Note 6)      2            998           -              -              -               1,000

-----------------------------------------------------------------------------------------------------

Balance,
end of
the period        $75        $19,395        ($3,302)        ($935)           $323          $15,556
======================================================================================================




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 BTU INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994
                                  (Dollars in thousands)
                                       (Unaudited)
                                                                      JULY 2,          JULY 3,
                                                                        1995            1994
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                     $2,515         $   790
         Adjustments to reconcile net income to net cash from
           operating activities -
             Depreciation and amortization                                 343             302
             Accounts receivable                                          (994)            243
             Inventories                                                (3,061)            (87)
             Other current assets                                          584             (57)
             Accounts payable                                            2,151             109
             Other current liabilities                                    (424)           (160)
             Other assets                                                   (6)             (7)
             Foreign currency translation                                    7              (1)
-----------------------------------------------------------------------------------------------
             Net cash provided by operating activities                   1,115           1,132
-----------------------------------------------------------------------------------------------


Cash flows from investing activities:
         Purchases of property, plant and equipment, net                  (801)           (469)
-----------------------------------------------------------------------------------------------
             Net cash used in investing activities                        (801)           (469)
-----------------------------------------------------------------------------------------------


Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                    (149)           (140)
         Proceeds from issuance of common stock                            172             -
         Redemption of Class A Preferred Stock                            (567)           (473)
         Payments of preferred stock dividends                            (358)           (273)
-----------------------------------------------------------------------------------------------
             Net cash used in financing activities                        (902)           (886)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (588)           (223)
Cash and cash equivalents, at beginning of the period                    6,896           4,754
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                         $6,308          $4,531
===============================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                       $293          $  193
           Income taxes                                                   (200)            225

Supplemental schedule of noncash investing and financing activities
           Accrual of preferred stock dividend                             $88            $100
           Capital lease obligations                                       -                29
           Class AA Preferred Stock converted to common stock            1,000             -

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis for presentation

    The condensed consolidated balance sheet as of July 2, 1995, the condensed consolidated statement of stockholders' investment for the six months ended July 2, 1995, the condensed consolidated statement of cash flows for the six months ended July 2, 1995 and July 3, 1994, and the related condensed consolidated statements of operations for the three and six months ended July 2, 1995 and July 3, 1994 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1994, together with the auditors' report, included in the Company's "1994 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories


    Inventories at July 2, 1995 and December 31, 1994 consisted of:

                                                                                ($000)
                                                          ---------------------------------------
                                                                        July 2,      December 31,
                                                                         1995            1994
-------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                $4,480           $2,731
Work-in-process                                                           3,077            2,065
Finished goods                                                            1,022              722
-------------------------------------------------------------------------------------------------
                                                                         $8,579           $5,518
=================================================================================================


(3) Debt


    Debt at July 2, 1995 and December 31,1994 consisted of:

                                                                               ($000)
                                                         -------------------------------------------------
                                                                       July 2,       December 31,
                                                                        1995             1994
-------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                              $6,101           $6,233
Capital lease obligations, interest rates ranging from 6.9% to 13.8%,
 net of interest of $15,000 and $20,000 in 1995 and 1994, respectively     111              128
-------------------------------------------------------------------------------------------------
                                                                         6,212            6,361
Less current maturities                                                    324              311
-------------------------------------------------------------------------------------------------
                                                                        $5,888           $6,050
=================================================================================================

                            BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

(4) Preferred Stock

    The Company has two classes of preferred stock. Its Class A Cumulative Redeemable Preferred Stock has a par value of $1 per share, and has 2,000,000 shares authorized. As of July 2, 1995 and December 31, 1994, 0 and 567,150 shares were outstanding, respectively. During the second quarter of 1995 the final 567,150 shares were redeemed at $1 per share plus accrued dividends of $0.05 per share, or $283,575, in response to redemption notifications by the stockholders of the Class A Redeemable Preferred Stock. The Company has Class AA Redeemable Convertible Preferred Stock, which has a par value of $0.01 per share, and is entitled to a dividend of $0.50 per share per year, payable quarterly beginning November 1, 1988, and for which 40,000 and 240,000 shares were outstanding at July 2, 1995 and December 31, 1994, respectively.


The following table depicts the status of preferred stock at July 2, 1995 and December 31, 1994:

(Thousands)
                                                        Class A        Class AA           Total
-------------------------------------------------------------------------------------------------
at July 2, 1995
    Total redemption value                               $-                 $200             $200
    Accrued dividends
-------------------------------------------------------------------------------------------------
                                                          -                  -                -
    Total redemption value plus accrued dividends         -                  200              200
    Less-amounts recorded in accrued expenses             -                  -                -
-------------------------------------------------------------------------------------------------
                                                          $                 $200             $200
=================================================================================================

at December 31, 1994
    Total redemption value                                $567            $1,200           $1,767
    Accrued dividends                                      269                                269
-------------------------------------------------------------------------------------------------
    Total redemption value plus accrued dividends          836             1,200            2,036
    Less-amounts recorded in accrued expenses             (836)              -               (836)
-------------------------------------------------------------------------------------------------
                                                          $               $1,200           $1,200
=================================================================================================

    During the second quarter of 1995, the holders of 200,000 of the Class AA Redeemable Convertible Preferred Stock, requested a conversion of this preferred stock to common shares. As a result, the Company issued common stock on a one share-for-one share basis to these holders and paid accrued dividends of $14,200. Subsequent to July 2, 1995, the Company was notified by the holders of the remaining 40,000 shares of the Class AA Redeemable Convertible Preferred Stock of their intent to convert to common shares, as well. As a result, a conversion of these shares has been transacted in July of 1995, with the issuance of common stock on a one share-for-on share basis and the payment of accrued dividends of $4,341. These transactions have no impact on the calculation of earnings per share, as these shares were historically treated as common stock equivalents.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net Sales - In the second quarter of 1995, net sales increased by $5,446,000, an increase of 57.3% over the second quarter of 1994. Net sales for the first six months of 1995 increased by $8,592,000, or 44.4%, as compared to the first six months of 1994. Sales for the Company's products remained strong for the quarter and six months. Surface mount technology product sales increased due primarily from wide customer acceptance of our new mid range solder reflow systems. Geographically, sales in all regions have increased in 1995. While domestic sales have increased, their proportionate share has declined, as sales to the expanding economies in the Far East have increased substantially. Expectations are that the expansion in Asian markets will continue and the Company is organizing its operations to meet the increased demand. The effect of price changes has had an immaterial impact on the changes in revenues for the periods presented.

    Gross Profit - Gross profit increased by $2,536,000, or 60.2% in the second quarter of 1995, as compared to the second quarter of 1994. As well, gross profit increased by $4,240,000, or 48.7% for the first six months of 1995, as compared to the same period in 1994. Gross profit as a percent of sales increased 0.8%, from 44.3% to 45.1%, for the second quarter of 1995, and 1.4%, from 45.0% to 46.4% for the first six months of 1995, when compared to the same periods in 1994. The increase in margin is directly related to the continued growth in revenue for the Company's products. Gross profit generated was fairly constant among product lines, with the exception of our newly introduced VIP products which performed at proportionally lower gross margins during its "ramp-up" stages in the first and second quarters of 1995. The VIP product gross margins are improving along a traditional learning curve and are expected to be in line with our other mature product lines by year end.

    Selling, General and Administrative - In the second quarter of 1995, selling, general and administrative expense increased by $1,055,000, or 36.7%, to $3,933,000, as compared to the same period in 1994. For the first six months of 1995, selling, general and administrative expense increased by $1,717,000, or 29.0% to $7,630,000. The increase in expenses is due to several key elements, and are as follows for the second quarter and first six months, respectively: higher sales commissions which resulted from (a) the higher sales volumes and (b) higher commission rates related to the increased proportion of sales to the Far East, accounted for increased expenses of $392,000 and $485,000; increased profit sharing earned by employees, which is the direct result of the achievement of higher profitability targets for the Company in 1995, resulted in $63,000 and $375,000 in additional expenses; and, increased travel costs due to the required service and installation to support our increasing international presence and increases in the cost of air travel due to higher rates being required by the major airline carriers caused an increase in expenses of $97,000 and $153,000.

    Research, Development and Engineering - Expenses in this area for the second quarter of 1995 increased by $298,000, or 37.1%, as compared to the second quarter of 1994. Expenses for research, development and engineering increased by $388,000, or 23.2% for the first six months of 1995, as compared to the same period in 1994. This increase in expense is the result of costs which the Company has incurred in the development of new products, primarily for our surface mount technology business.

    Interest Income - In the second quarter of 1995 interest income decreased by $5,000, or 6.3%, and in the first six months of 1995 interest income increased by $52,000, or 43.7%, as compared to the same periods in 1994. The decrease in the second quarter is related to slightly lower average cash balances in the second quarter of 1995, as compared to the second quarter of 1994. The increase for the first six months is the result of two factors: higher average cash balances and higher earned interest rates, as compared to the first six months of 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

    Interest Expense - Interest expense decreased by $50,000, or 25.9%, and $57,000, or 16.3%, for the second quarter and first six months of 1995, respectively, as compared to the same periods in 1994. The decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

    Income Taxes -

The Company has recorded an effective tax rate of 18.6% and 20.8% for the three and six months ended July 2, 1995, and 11.9% and 14.2% for the three and six months ended July 3, 1994. This compares to the statutory rate of 34%. During 1994 and 1995, the Company has recorded reductions in the deferred tax valuation allowance resulting in the lower effective tax rate.

The valuation allowance relates to uncertainty surrounding the realization of certain tax loss and credit carryforwards. At December 31, 1994, the Company had a deferred tax asset related to federal net operating losses (NOL) of $2,087,000 and tax credit carryforwards of $1,226,000. The NOL expires beginning in 2006, while the credit carryforwards begin to expire in 1996. Since the tax credit carryforwards begin to expire in 1996, the Company believes it is more likely than not that these credits will expire prior to utilization, and thus, a valuation allowance has been established against this asset and the NOL.

Since the Company has generated income during the recent periods, the ability to utilize a portion of the NOL carryforward in the future has begun to be demonstrated. During the six months ended July 3, 1994 and July 2, 1995, the Company reduced its valuation reserve related to the net operating loss based on this factor. The Company will continue to monitor the realizability of this asset in the future.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or an adjusted Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's base rate or an adjusted Eurodollar rate, and must be repaid over a period not to exceed 84 months. At July 2, 1995, no amounts were outstanding under either of these loan agreements.

    The current mortgage had an outstanding balance of $6,101,000 at July 2, 1995. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997.

    During 1995 the Company has invested over $3 million dollars to fund an increase in inventories necessary to meet the increase in sales volume. As well, our accounts receivable balance has increased by nearly $1 million dollars in the first six months of 1995, as a direct result of our higher overall sales volume, for which the majority of revenues in any given quarter is shipped within the last six weeks of the quarter. In addition, our accounts payable balance has risen by over $2 million since the beginning of 1995. This increase in payables is directly attributable to the increase in inventories within the period.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

The majority of the cash provided in other current assets was as a result of a federal tax refund received within the second quarter of 1995. Approximately $1.3 million was used in the second quarter of 1995 in the redemption of Class A preferred stock and the payment of preferred stock dividend obligations. Within the first six months the Company has invested approximately $0.8 million in capital equipment, primarily in the areas of computer hardware, computer software and machinery and equipment. The Company does not presently have any outstanding commitments for capital expenditures which would have a material impact on the Company's liquidity and future capital resources.

    The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements through 1996.


OTHER MATTERS

    The effect of foreign exchange rate changes has had an immaterial impact on the results of operations and liquidity of the Company for the periods being reported upon.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BTU INTERNATIONAL, INC.

      DATE: August 11, 1995           BY: /s/ Paul J. van der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

      DATE: August 11, 1995           BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

             (a) The annual meeting of stockholders was held on May 19, 1995.

             (b) All directors of the Company were re-elected at the annual meeting. The actual vote is set forth in paragraph (c), below.

             (c) The voting for directors was as follows:

                                                  For            Withheld
                                                  ---            --------
             Paul van der Wansem               6,464,600         113,097
             Alexander V. D'Arbeloff           6,461,702         115,995
             David A.B. Brown                  6,464,702         112,995
             J. Chuan Chu                      6,431,002         146,695


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

             (a) Exhibits

                   Exhibit 11.0 - Calculation of net income per common and common equivalent share.

             (b) Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the period covered by this report.