Form 10-Q
period 1995-10-01
BTU INTERNATIONAL INC
filed 1995-11-08
CIK 840883

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ____________
                      ___________________________________

                        Commission File Number 0-17297

                            BTU INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                04-2781248
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification Number)

23 Esquire Road, North Billerica, Massachusetts              01862-2596
     (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (508)667-4111

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

        Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 3, 1995: 7,285,875 shares.

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



                           BTU INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS
                                                         (Unaudited)
                                                          October 1,    December 31,
                                                            1995           1994
----------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                $3,951         $6,896
  Accounts receivable, less reserves of $433 in
     1995 and $114 in 1994                                 14,262          9,692
  Inventories (Note 2)                                      9,051          5,518
  Other current assets                                        610          1,378
----------------------------------------------------------------------------------------
     Total current assets                                  27,874         23,484
----------------------------------------------------------------------------------------

Property, plant and equipment, at cost
  Land                                                        210            210
  Buildings and improvements                                5,354          5,211
  Machinery and equipment                                   4,578          3,884
  Furniture and fixtures                                      711            629
----------------------------------------------------------------------------------------
                                                           10,853          9,934
  Less-Accumulated depreciation                             6,613          6,167
----------------------------------------------------------------------------------------

     Net property, plant and equipment                      4,240          3,767

Investment in joint venture                                 3,476          3,476
Other assets, net of accumulated amortization of $406
  in 1995 and $396 in 1994                                    234            238
---------------------------------------------------------------------------------------
                                                          $35,824        $30,965
=======================================================================================





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BTU INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                     (Unaudited)
                                                      October 1,        December 31,
                                                        1995               1994
------------------------------------------------------------------------------------------
Current liabilities
  Current maturities of long-term debt and
     capital lease obligations (Note 3)                 $330               $311
  Accounts payable                                     6,658              4,556
  Other current liabilities                            4,043              5,184
------------------------------------------------------------------------------------------
     Total current liabilities                        11,031             10,051
------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
  current maturities (Note 3)                          5,803              6,050
Deferred income taxes                                  1,714              1,714
------------------------------------------------------------------------------------------

                                                      18,548             17,815
------------------------------------------------------------------------------------------
Redeemable Class A and Class AA preferred
  stock (Note 4)                                         -                1,200
------------------------------------------------------------------------------------------

Stockholders' investment
  Series preferred stock, $1 par value-
     Authorized - 5,000,000 shares
     Issued and outstanding - none                       -                  -
  Common stock, $.01 par value-
     Authorized - 25,000,000 shares;
     Issued - 7,564,656 shares at 1995 and
     7,185,954 at 1994                                    76                 72
  Additional paid-in capital                          19,637             18,226
  Accumulated deficit                                 (1,825)            (5,729)
  Treasury stock - 279,281 shares, at cost              (935)              (935)
------------------------------------------------------------------------------------------

                                                      16,953             11,634
  Cumulative foreign currency translation adjustment     323                316
------------------------------------------------------------------------------------------

     Total stockholders' investment                   17,276             11,950
------------------------------------------------------------------------------------------

                                                     $35,824            $30,965
==========================================================================================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BTU INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
           (Dollars in thousands, except share and per share data)
                                 (Unaudited)

                                               Three Months Ended      Nine Months Ended
                                               ------------------      -----------------
                                              October 1,  October 2,  October 1,  October 2,
                                                  1995       1994        1995        1994
--------------------------------------------------------------------------------------------
Net sales                                      $16,100     $11,717     $44,024    $31,049
Cost of goods sold                               8,969       6,346      23,945     16,970
--------------------------------------------------------------------------------------------

          Gross profit                           7,131       5,371      20,079     14,079

Operating expenses:
       Selling, general and administrative       4,169       3,187      11,799      9,100
       Research, development and engineering     1,119         996       3,179      2,668
--------------------------------------------------------------------------------------------

          Income from operations                 1,843       1,188       5,101      2,311
--------------------------------------------------------------------------------------------

       Interest income                              57          47         228        166
       Interest expense                           (137)       (150)       (430)      (500)
       Other income, net                             9          10          49         39
--------------------------------------------------------------------------------------------

          Income before taxes                    1,772       1,095       4,948      2,016
          Income tax provision                     290         269         951        400
--------------------------------------------------------------------------------------------

          Net income                             1,482         826       3,997      1,616

          Dividends accrued - Class A and
             Class AA redeemable preferred
             stock                                   5          30          93        130
--------------------------------------------------------------------------------------------

          Net income applicable to common
          stockholders                          $1,477        $796     $3,904      $1,486
============================================================================================

          Net income per share                   $0.20       $0.11      $0.53       $0.21
============================================================================================

       Weighted average number of shares
          and share equivalents outstanding  7,382,335   7,215,903  7,314,140   7,228,125
============================================================================================



        The accompanying notes are an integral part of these condensed consolidated financial statements.


                           BTU INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                  FOR THE NINE MONTHS ENDED OCTOBER 1, 1995
                            (Dollars in thousands)
                                 (Unaudited)


                          ADDITIONAL                                  CUMULATIVE       TOTAL
                COMMON     PAID-IN      ACCUMULATED     TREASURY      TRANSLATION   STOCKHOLDERS'
                STOCK      CAPITAL        DEFICIT         STOCK       ADJUSTMENT     INVESTMENT
--------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period      $72       $18,226       ($5,729)        ($935)          $316          $11,950

Net income        -            -           3,997            -             -              3,997

Dividends
Declared          -            -             (93)           -             -                (93)

Translation
Adjustment        -            -            -               -               7                7

Sales of
Common
Stock              2           213          -               -             -                215

Conversion of
Class AA
Stock (Note 4)     2         1,198          -               -             -              1,200
--------------------------------------------------------------------------------------------------

Balance,
end of
the period       $76       $19,637       ($1,825)        ($935)          $323          $17,276
==================================================================================================

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                           BTU INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                            (Dollars in thousands)
                                 (Unaudited)
                                                                OCTOBER 1,      OCTOBER 2,
                                                                  1995            1994
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                  $3,997         $1,616
     Adjustments to reconcile net income to net cash from
      operating activities -
       Depreciation and amortization                                526            488
       Accounts receivable                                       (4,570)        (2,923)
       Inventories                                               (3,533)           245
       Other current assets                                         768           (340)
       Accounts payable                                           2,102            692
       Other current liabilities                                   (304)         1,790
       Other assets                                                  (6)            (7)
       Foreign currency translation                                   7              5
-------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) operating activities       (1,013)         1,566
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property, plant and equipment, net               (989)          (634)
-------------------------------------------------------------------------------------------------
       Net cash used in investing activities                       (989)          (634)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments under long-term debt and capital lease
      obligations                                                  (228)          (213)
     Proceeds from issuance of common stock                         215             24
     Redemption of Class A Preferred Stock                         (567)          (473)
     Payments of preferred stock dividends                         (363)          (303)
-------------------------------------------------------------------------------------------------
       Net cash used in financing activities                       (943)          (965)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (2,945)           (33)
Cash and cash equivalents, at beginning of the period             6,896          4,754
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                  $3,951         $4,721
=================================================================================================

Supplemental disclosures of cash flow information
     Cash paid (received/refunded) during the periods for -
      Interest                                                     $430           $610
      Income taxes                                                    3            333

Supplemental schedule of noncash investing and financing activities
      Accrual of preferred stock dividend                           $93           $130
      Capital lease obligations                                     -               50
      Class AA Preferred Stock converted to common stock          1,200             -

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BTU INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) Basis for presentation

        The condensed consolidated balance sheet as of October 1, 1995, the condensed consolidated statement of stockholders' investment for the nine months ended October 1, 1995, the condensed consolidated statement of cash flows for the nine months ended October 1, 1995 and October 2, 1994, and the related condensed consolidated statements of operations for the three and nine months ended October 1, 1995 and October 2, 1994 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1994, together with the auditors' report, included in the Company's "1994 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories

  Inventories at October 1, 1995 and December 31, 1994 consisted of:

                                                                                  ($000)
                                                                     -----------------------------------
                                                                         October 1,        December 31,
                                                                            1995              1994
---------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $4,282            $2,731
Work-in-process                                                             3,947             2,065
Finished goods                                                                822               722
---------------------------------------------------------------------------------------------------------
                                                                           $9,051            $5,518
=========================================================================================================


(3) Debt

  Debt at October 1, 1995 and December 31,1994 consisted of:

                                                                                  ($000)
                                                                     -----------------------------------
                                                                         October 1,        December 31,
                                                                            1995              1994
---------------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                 $6,031            $6,233
Capital lease obligations, interest rates ranging from 6.9% to 13.8%,
 net of interest of $14,000 and $20,000 in 1995 and 1994, respectively        102               128
---------------------------------------------------------------------------------------------------------
                                                                            6,133             6,361
Less-current maturities                                                       330               311
---------------------------------------------------------------------------------------------------------
                                                                           $5,803            $6,050
=========================================================================================================

                           BTU INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

(4) Preferred Stock

        The Company has two classes of preferred stock. Its Class A Cumulative Redeemable Preferred Stock has a par value of $1 per share, and has 2,000,000 shares authorized. As of October 1, 1995 and December 31, 1994, 0 and 567,150 shares were outstanding, respectively. The Company also has Class AA Redeemable Convertible Preferred Stock, which has a par value of $0.01 per share, and is entitled to a dividend of $0.50 per share per year, payable quarterly beginning November 1, 1988, and for which 0 and 240,000 shares were outstanding at October 1, 1995 and December 31, 1994, respectively.

        In response to redemption notifications by the stockholders, the final 567,150 shares of the Class A Redeemable Preferred Stock were redeemed at $1 per share plus accrued annual dividends of $0.05 per share, or $283,575, during the second quarter of 1995. Also during the second quarter of 1995, the Company issued common stock on a one-for-one basis, and paid accrued dividends of $14,200, to the holders of 200,000 of the Class AA Redeemable Convertible Preferred Stock, pursuant to a request for conversion. During the third quarter of 1995, the Company converted the remaining 40,000 shares of the Class AA Redeemable Convertible Preferred Stock to common stock on a one-for-one basis, and paid accrued dividends of $4,341, pursuant to a request by the remaining holders of these securities.. These transactions have no impact on the calculation of earnings per share, as these shares were historically treated as common stock equivalents.

The following table depicts the status of preferred stock at October 1, 1995 and December 31, 1994:

(Thousands)
                                                         Class A        Class AA         Total
-----------------------------------------------------------------------------------------------------
at October 1, 1995
  Total redemption value                                   $-              $-             $-
  Accrued dividends                                         -               -              -
-----------------------------------------------------------------------------------------------------
  Total redemption value plus accrued dividends             -               -              -
  Less-amounts recorded in accrued expenses                 -               -              -
-----------------------------------------------------------------------------------------------------
                                                           $-              $-             $-
=====================================================================================================

at December 31, 1994
  Total redemption value                                   $567            $1,200         $1,767
  Accrued dividends                                         269                -             269
-----------------------------------------------------------------------------------------------------
  Total redemption value plus accrued  dividends            836             1,200          2,036
  Less-amounts recorded in accrued expenses                (836)               -            (836)
-----------------------------------------------------------------------------------------------------
                                                           $-              $1,200         $1,200
=====================================================================================================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net Sales - In the third quarter of 1995, net sales increased by $4,383,000, an increase of 37.4% over the third quarter of 1994. Net sales for the first nine months of 1995 increased by $12,975,000, or 41.8%, as compared to the first nine months of 1994. Sales for most of the Company's products remained strong for the quarter and nine months. Surface mount technology product sales increased principally due to wide customer acceptance of our recently introduced mid range solder reflow systems (the "VIP"). Geographically, sales in all regions have increased in 1995. While domestic sales have increased, they represent a smaller proportionate share of total sales, as sales to the expanding economies in the Far East have increased substantially. The effect of price changes has had an immaterial impact on the changes in revenues for the periods presented.

        Gross Profit - Gross profit increased by $1,760,000, or 32.8% in the third quarter of 1995, as compared to the third quarter of 1994. As well, gross profit increased by $6,000,000, or 42.6% for the first nine months of 1995, as compared to the same period in 1994. Gross profit as a percent of sales decreased from 45.8% to 44.3%, for the third quarter of 1995, but increased from 45.3% to 45.6% for the first nine months of 1995, when compared to the same periods in 1994. The variations in margins are directly related to the change in product mix in 1995 versus 1994, including the introduction of new products. Gross profit generated was fairly constant among product lines, with the exception of our newly introduced VIP products which performed at proportionally lower gross margins during its "ramp-up" stages in the previous quarters of 1995. The Company believes that as the VIP product matures, gross margins are expected to be in line with our other mature product lines.

        Selling, General and Administrative - Selling, general and administrative expense increased by $982,000, or 30.8%, to $4,169,000, for the third quarter of 1995, as compared to the same period in 1994. For the first nine months of 1995, selling, general and administrative expense increased by $2,699,000, or 29.7% to $11,799,000, when compared to the first nine months of 1994. However, for the third quarter and first nine months of 1995, selling , general and administrative expense decreased as a percent of sales by 1.3% and 2.5%, respectively, when compared to the same periods in 1994. The overall increase in expenses is due to several key elements, and are as follows for the third quarter and first nine months, respectively: higher sales commissions which resulted from (a) the higher sales volumes and (b) higher commission rates related to the increased proportion of sales to the Far East, accounted for increased expenses of $559,000 and $1,044,000; increased profit sharing earned by employees, which is the direct result of the achievement of higher profitability targets for the Company in 1995, resulted in $120,000 and $348,000 in additional expenses; and, increased travel costs due to the required service and installation to support our increasing international presence and increases in the cost of air travel due to higher rates being required by the major airline carriers caused an increase in expenses of $73,000 and $216,000.

        Research, Development and Engineering - Expenses in this area for the third quarter of 1995 increased by $123,000, or 12.3%, as compared to the third quarter of 1994, but decreased as a percent of sales to 7.0%. Research, development and engineering expense increased by $511,000, or 19.2% for the first nine months of 1995, as compared to the same period in 1994, yet decreased as a percent of sales to 7.2%. The increase in expense is the result of costs which the Company has incurred in the development of new products, for the surface mount technology and high temperature businesses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

        Interest Income - In the third quarter of 1995 interest income increased by $10,000, or 21.3%, and in the first nine months of 1995 interest income increased by $62,000, or 37.3%, as compared to the same periods in 1994. The increases are primarily the result of higher earned interest rates in 1995, as compared to 1994.

        Interest Expense - Interest expense decreased by $13,000, or 8.7%, and $70,000, or 14.0%, for the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994. The decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

        Income Taxes - The Company has recorded an effective tax rate of 16.4% and 19.2% for the three and nine months ended October 1, 1995, and 24.6% and 19.8% for the three and nine months ended July 3, 1994. This compares to the statutory rate of 34%. During 1994 and 1995, the Company has recorded reductions in the deferred tax valuation allowance resulting in the lower effective tax rate.

        The valuation allowance relates to uncertainty surrounding the realization of certain tax loss and credit carryforwards. At December 31, 1994, the Company had a deferred tax asset related to federal net operating losses (NOL) of $2,087,000 and tax credit carryforwards of $1,226,000. The NOL expires beginning in 2006, while the credit carryforwards begin to expire in 1996. Since the tax credit carryforwards begin to expire in 1996, the Company believes it is more likely than not that these credits may expire prior to utilization, and thus, a valuation allowance has been established against this asset and the NOL.

        Since the Company has generated income during the recent periods, the ability to utilize a portion of the NOL carryforward in the future has begun to be demonstrated. During the nine months ended October 2, 1994 and October 1, 1995, the Company reduced its valuation reserve related to the net operating loss based on this factor. The Company will continue to monitor the realizability of this asset in the future.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or an adjusted Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's base rate or an adjusted Eurodollar rate, and must be repaid over a period not to exceed 84 months. At October 1, 1995, no amounts were outstanding under either of these loan agreements.

        The current mortgage had an outstanding balance of $6,031,000 at October 1, 1995. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

        During 1995 the Company has invested over $3.5 million to fund an increase in inventories necessary to meet the increase in sales volume. The accounts receivable balance has increased by over $4.5 million in the first nine months of 1995, as a direct result of our higher overall sales volume, for which the majority of revenues in any given quarter is shipped within the last six weeks of the quarter. In addition, our accounts payable balance has risen by over $2 million since the beginning of 1995. This increase in payables is directly attributable to the increase in inventories purchased within the period.

        The majority of the cash provided in other current assets was as a result of a federal tax refund received within the second quarter of 1995. Approximately $1.3 million was used in the second quarter of 1995 in the redemption of Class A preferred stock and the payment of preferred stock dividend obligations. Within the first nine months the Company has invested approximately $0.9 million in capital equipment, primarily in the areas of computer hardware, computer software and machinery and equipment. The Company does not presently have any outstanding commitments for capital expenditures which would have a material impact on the Company's liquidity and future capital resources.

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



                                                       BTU INTERNATIONAL, INC.
       DATE: November 8, 1995      BY: /s/ Paul J. van der Wansem
                                       --------------------------
                                       Paul J. van der Wansem
                                       President, Chief Executive Officer
                                      (principal executive officer) and Director

       DATE: November 8, 1995      BY: /s/ Thomas P. Kealy
                                       -------------------
                                   Thomas P. Kealy
                                   Vice President, Corporate Controller and
                                   Chief Accounting Officer (principal
                                   financial and accounting officer)




PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

       (a) Exhibits
            Exhibit 11 - Calculation of net income per common and common equivalent share.

       (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the period covered by this report.