Form 10-K405
period 1995-12-31
BTU INTERNATIONAL INC
filed 1996-03-27
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO
                                     -----------------   -------------------

                         COMMISSION FILE NUMBER 0-17297
                             BTU INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                        04-2781248
               (State or Other Jurisdiction of        (I.R.S. Employer
               Incorporation or Organization)       Identification Number)

         23 ESQUIRE ROAD, NORTH BILLERICA, MASSACHUSETTS       01862-2596
          (Address of principal executive offices)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 667-4111

                            --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 None Registered

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               Title of Each Class
                            --------------------------
                           Common Stock, $.01 Par Value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

   The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $32,065,502 on February 28, 1996.

   Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of February 28, 1996: 7,290,406 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE
The following documents are incorporated herein by reference:   Part II -
Portions of the Annual Report to Stockholders, for the year ended December 31, 1995; and Part III - Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders , both of which are to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                           BTU INTERNATIONAL, INC.
                        1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

            PART I                                                         Page
            ------
Item 1      Business                                                        1-4

Item 2      Properties                                                        4

Item 3      Legal Proceedings                                                 4

Item 4      Submission of Matters to a Vote of Security Holders               5

Item 4A     Executive Officers of the Registrant                              5

            PART II
            -------
Item 5      Market for Registrant's Common Equity
            and Related Stockholder Matters                                   5

Item 6      Selected Financial Data                                           5

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6

Item 8      Financial Statements and Supplementary Data                       6

Item 9      Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                            6

            PART III
            --------
Item 10     Directors and Executive Officers of the Registrant                6

Item 11     Executive Compensation                                            6

Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                    6

Item 13     Certain Relationships and Related Transactions                    6

            PART IV
            -------
Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    7-13


                                     PART I
ITEM 1.  BUSINESS

General:

   The Company designs, manufactures, sells and services thermal processing equipment and related process controls for use in the electronics, the power generation and other industries. The Company is a major supplier of solder reflow systems used in printed circuit board surface mount applications. The Company is a principal worldwide supplier of systems used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging, sealing and mounting; and processing multi-chip modules. The Company is a leading supplier of systems for sintering nuclear fuel for commercial power generation. In addition, its products are used in other specialty applications such as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings.

THE COMPANY HAS FOCUSED ON THREE KEY STRATEGIC AREAS:

   TECHNOLOGICAL LEADERSHIP - As process parameters change, with higher speed and higher density components and printed circuit boards, the Company has responded by developing and introducing systems which advance the state of the art in processing for many applications and industries.

   PRODUCT DIVERSIFICATION - The Company utilizes it's core technologies to satisfy our customers' changing needs by offering a variety of systems, in a range of price levels, for surface mount device solder reflow, integrated circuit packaging, refractory and nuclear fuel sintering, and other applications.

   CUSTOMER SUPPORT - As thermal processing systems become more complex and require greater support, many customers, especially those in high-volume production, prefer dealing with a limited number of large capital equipment suppliers. The Company's reputation for system performance and technological innovation, together with its established worldwide service organization, is an important strength in selling to manufacturers for high-volume production applications.

PRODUCTS:

    THE THERMAL PROCESSING APPLICATIONS PERFORMED BY THE COMPANY'S PRODUCTS ARE USED IN THE MANUFACTURE OF:
     Surface Mount Device Solder Reflow
     Low Temperature Curing/Encapsulation
     PC Board Multi Chip Modules (MCM-L)
     Polymer Thick Film Curing
     Hybrid Microelectronics
     Integrated Circuit Packaging
     Ceramic Multilayer Package & Multi Chip Module Firing (MCM-C)
     Nuclear Fuel Sintering
     Photovoltaics & Optoelectronics Thin Film Deposition
     Refractory & Powdered Metal Sintering
     Technical Ceramic Sintering
     Brazing of Electronic, Electrical, Automotive and Medical Components

    THESE PRODUCTS PERFORM THERMAL PROCESSES EITHER IN A CONTINUOUS OR IN A BATCH MODE:
     Solder Reflow Systems
     Vertical Curing Systems
     Continuous Belt Conveyor Processing Systems
     High Temperature Systems (continuous and batch)
     Atmospheric Pressure Chemical Vapor Deposition (APCVD) Systems

   Each system has precise microprocessor controlled functions, such as process gas measurement, temperature control and profiling, and time sequencing.

   The technological change in processing is driven by the trends toward miniaturization, higher circuit densities, and the resulting need for a clean process environment. The trend toward automation to support highly reproducible processes is a requirement for most applications. Customer needs for a high level of service and spare parts support leads to a preference for the large capital equipment supplier with a broad technological base and an established reputation for quality.

   Solder Reflow Systems

   Convection solder reflow systems, with or without controlled atmosphere, have become the preferred method of attaching surface mount devices to high density printed circuit boards. Solder, in the form of a paste, is applied to the printed circuit board and surface mount devices are placed on the solder paste. The assembly is then heated in a continuous recirculated convection process to the melting temperature of the solder, after which the product is rapidly cooled by convection to solidify the solder. Uniform heating and cooling of the product is required to prevent stresses and component overheating. Moreover, solder reflow systems with atmospheric control allow the process to run in such a way that no additional cleaning step is required in most applications. This allows the elimination of environmentally damaging CFC's.

   Surface mount technology is contributing to the miniaturization of high-density printed circuit boards and allows board designs with components on both top and bottom. Surface mount technology is now the standard for high density printed circuit board assembly. Prices for the Company's solder reflow systems range from $25,000 to $200,000.

   Vertical Curing Systems

   BTU's vertical curing systems have process applications in several stages of PCB manufacturing to cure/encapsulate epoxy at temperatures up to 225 degrees centigrade. The system's unique vertical moving wall transport system allows stable curing/encapsulation over an extended time and distance in a small footprint at a controlled temperature. Prices for the Company's curing/ encapsulation systems range from $125,000 to $250,000.

   Continuous Belt Processing Systems

   BTU's continuous belt processing systems are used in a variety of applications (such as integrated circuit packaging, hybrid circuit manufacturing, brazing of automotive components, etc.). These systems operate between 300 degrees and 1200 degrees centigrade and may measure up to 60 feet long. They are equipped with one or more gas barriers and atmospheric zones and may vary in length of heating zones from four to forty-eight feet.
Depending upon load capacity requirements, conveyor belt widths vary from four to forty-eight inches. Prices for these systems range from $30,000 to $800,000.

   High Temperature Systems

   BTU offers walking beam, special batch systems and pusher systems for high temperature processing with heavy loads. The Company's walking beam system employs a proprietary conveyance mechanism that can process loads of up to 800 pounds per square foot at temperatures up to 1800 degrees Centigrade.

   A major application for this high-temperature product is sintering multilayer integrated circuit packages. In addition, these systems are used in sintering technical ceramics, nuclear fuels and refractory and powdered metals. These systems are usually customized and vary in price from $250,000 to $2,500,000.

   Atmospheric Pressure Chemical Vapor Deposition Systems

   Atmospheric pressure chemical vapor deposition ("APCVD") is a thin film deposition process in which the vapors of two or more chemicals are mixed in a controlled environment at elevated temperatures at atmospheric pressure. A chemical reaction occurs at elevated temperatures causing a thin film to be deposited on the desired substrate. The process is typically carried out in a continuous belt processing system at throughput rates of one to four square feet per minute.

   The Company's APCVD systems, which sell for between $250,000 and $1,000,000, are used in the manufacture of silicon devices, photovoltaics and optoelectronic devices.

Marketing, Sales and Customers:

   The Company's worldwide customer base consists primarily of independent manufacturers of electronic devices, computers, telecommunications, printed circuit board assembly houses, and other companies in the electronics industry.

Other customers include nuclear fuel manufacturers and technical ceramics manufacturers and producers using specialty brazing applications. Repeat sales to existing customers represent a significant portion of the Company's revenue.

   The Company markets its products through the combined efforts of a direct sales force and independent sales/service representatives. Direct sales/ service offices are maintained in the United States, England, Scotland, Germany, Singapore and China. Independent sales/service representatives are located in all major industrialized countries worldwide.


   Foreign revenues are important to the Company.  The following  table shows the percentages of the Company's revenues in the United States, Europe and the
Far East, for the last three years:
                            1995        1994        1993
                            ----        ----        ----
      United States          52%         48%         52%
      Europe                 19          28          29
      Far East               24          18          14
      Other                   5           6           5


   For further information on export sales and foreign operations, see Note 4 of the Company's Consolidated Financial Statements.

   Reliability, performance, uptime and meantime-to-repair (MTR), together with technological leadership, are important factors by which customers evaluate potential suppliers of sophisticated processing systems. The Company supports its customers with field service, training programs, parts sales, and operating manuals. Technical support is also available through either direct telephone links or on-site Company personnel to provide assistance in the service and maintenance of equipment.

   Worldwide sales to Motorola were approximately 9% of 1995 net sales and 21% of 1994 net sales. Two other customers each represented approximately 9% and 8%, respectively, of 1995 net sales. The Company does not believe that the loss of all business to any one of these customers would have a material adverse effect on the Company's long term profitability.

   The Company does not consider its business to be seasonal in nature, but it is cyclical dependent on the capital equipment procurement pattern of its customers.

Backlog:

   Backlog was $8.7 million at December 31, 1995 versus $11.1 million at December 31, 1994. The primary reason for the decrease is the inclusion in 1994's backlog of a non recurring OEM contract. Most of the Company's backlog is expected to be shipped within 3 to 6 months. The Company includes in backlog only those orders for which a purchase order has been assigned by the customer and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, the Company's backlog at any particular date is not necessarily representative of sales for any succeeding period.

Manufacturing and Raw Materials:

   The Company manufactures a portion of its equipment to custom specifications. On the custom equipment orders raw material inventory is typically purchased only after an order is received. In the case of standard equipment, certain raw materials may be purchased based upon forecast. Manufacturing costs are financed in part through progress payments, especially in the case of deliveries with long lead times.

   The Company maintains a vertically integrated manufacturing operation in the United States, and purchases certain standard components and designs and manufactures others. Although the Company relies upon single sources for certain parts, it believes that alternative sources of supply are available in each case. The Company has not experienced any disruption in its business due to an inadequate supply of materials.

Research, Development and Engineering:

   The Company's research, development and engineering programs are devoted to the enhancement of existing systems and the development of new systems for new applications. As the complexity of producing miniaturized circuitry increases, the electronics and other industries are working more closely with larger, capital equipment suppliers to determine and develop future product and process needs. The Company's current internally financed efforts include development of enhanced convection heat transfer systems for solder reflow, new deposition processes in APCVD, and related software systems.

Competition:

   There are numerous suppliers of thermal processing systems for the electronic and other industrial thermal processing applications. Although buying decisions have traditionally focused on price, the Company believes that technological leadership, process capability, throughput, environmental safeguards, uptime, meantime-to-repair, and after sale support have become increasingly important factors. It is on the basis of these criteria, rather than primarily on price, that the Company competes in its markets.

   The Company's principal competitors for integrated circuit packaging and hybrid circuit manufacturing systems vary by product application. In conveyor belt systems, Lindberg (a division of General Signal) and SierraTherm are the Company's principal competitors. In high temperature systems, the principal competitors are Lindberg, Cremar and De Gussa. In solder reflow systems, the principal competitors are Vitronics, Electrovert (a division of Cookson Group
PLC) and Heller.

   The electronics industry is characterized by rapid technological change. The Company must continue its development efforts to compete effectively. Introduction of improved systems or techniques by others without a similar advance by the Company could adversely affect the Company's prospects.

Patents and Trademarks:

   The Company holds many US and foreign patents, and it will continue to seek patents on inventions that result from its research and development activities. Although it believes its patents are of value, the Company depends primarily on its technological creativity and know-how, rather than on its patents, to maintain its competitive position. The Company also owns certain trademarks and proprietary information that it considers important to its business and that it seeks to protect through appropriate means.

Environmental:

   Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 1996.

Employees:

   As of December 31, 1995, the Company had a total of 406 employees of which 391 were domestic and 15 were foreign based. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

   The Company maintains its headquarters in North Billerica, Massachusetts, where it owns a 150,000 square foot manufacturing facility and leases an additional 17,000 square feet of manufacturing space. The Company operates its manufacturing facility on a full first shift and partial second shift basis. The Company believes that its plants and capital equipment operated at approximately 75% of productive capacity during the fourth quarter of 1995 and that such plants and capital equipment provide sufficient manufacturing capacity through 1996.

ITEM 3.  LEGAL PROCEEDINGS

   There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME                   AGE          POSITIONS
       ----                   ---          ---------
Paul J. van der Wansem        56        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

Thomas P. Kealy               53        Vice President, Corporate Controller
                                        and Chief Accounting Officer

David H. Barry                60        Vice President and General Manager

   Paul J. van der Wansem has been President, Chief Executive Officer and a Director of the Company since 1979. From December 1977 to 1981, he served as Vice President of Holec, N.V., a Dutch electronics company, and from 1978 through 1981 was President of Holec (USA), Inc. From 1970 through 1973, Mr. van der Wansem worked as an adjunct director of First National City Bank in Amsterdam and from 1973 to 1977 as a management consultant for the Boston Consulting Group, Inc.

   Thomas P. Kealy has been Vice President, Corporate Controller and Chief Accounting Officer of the Company since February 1991. He has been the Corporate Controller since joining the company in July 1985. Prior to that, Mr. Kealy served for 14 years in various financial management positions, including Division Controller, for Polaroid Corporation. Earlier he was the Corporate Controller for Coro, Inc. and Lebanon, Inc.

   David H. Barry has been Vice President and General Manager of the Company since February, 1992. He has been a vice president since 1965 and has held a variety of sales, marketing and engineering positions since joining the Company in 1961.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

   The following in the BTU International, Inc. 1995 Annual Report is incorporated herein by reference:

      "Common stock and market prices" set forth on page 27.

   The Company's common stock is traded in the Nasdaq National Market System under the symbol BTUI. As of February 28, 1996 there were approximately 484 stockholders of record.

   To date, the Company has paid no cash dividends to its common shareholders. The Company has no plans to pay cash dividends in the near future on its common stock. During 1995, the Company declared and paid $64,000 in dividends on its Class AA Preferred Stock. During 1995, all of the shares of Class AA Preferred Stock were voluntarily converted to common shares on a 1-for-1 basis, and as such no dividends remain accrued on the Class AA Preferred Stock as of December 31, 1995.
   Accrued dividends on Class A Preferred stock of $269,000 were included in accrued liabilities at December 31,1994. The Company declared $14,000 in dividends on its Class A Preferred stock during 1995. The Company paid $283,000 in dividends related to the final 30% redemption on the Class A Preferred Stock in May 1995. At December 31,1995 there was no accrued dividends on the Class A Preferred Stock, as all outstanding shares of the stock have been fully redeemed.


ITEM 6. SELECTED FINANCIAL DATA

   "Selected consolidated financial data" on page 6 of the BTU International, Inc. 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's discussion and analysis of financial condition and results of operations" on pages 7-9 of the BTU International, Inc. 1995 Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements, and the notes relating thereto, together with the report thereon of Arthur Andersen LLP, independent public accountants, dated February 12, 1996, appearing on pages 10-25 of the BTU International, Inc. 1995 Annual Report are incorporated herein by reference. In addition the financial information by quarter appearing on pages 26-27 of the BTU International, Inc. 1995 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in items 5, 6 and 7, the 1995 Annual Report, is not deemed to be filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the executive officers of the Company is included in
Item 4A of Part I.

   Information relating to the directors of the Company is included under the caption "Election of Directors" in the 1995 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   Information relating to executive compensation is included under the caption "Executive Compensation" in the 1995 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 1995 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as part of this report:

   Financial Statements (see Item 8)

      Consolidated Balance Sheets as of December 31, 1995 and 1994

      Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Stockholders' Investment for the years ended
        December 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the years ended December 31,
        1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      Report of Independent Public Accountants

   Financial Statement Schedules

      Report of Independent Public Accountants

      Schedule II - Valuation and Qualifying Accounts, for the years ended December 31, 1995, 1994 and 1993

      All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

   Exhibits

      The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in Part IV of this report beginning at page 11.

   Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 1995.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To BTU International, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in BTU International, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1996. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.










ARTHUR ANDERSEN LLP



BOSTON, MASSACHUSETTS,
FEBRUARY 12, 1996

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BTU INTERNATIONAL, INC.

Date:  March 28, 1996                     By:  PAUL J. VAN DER WANSEM
                                          Paul J. van der Wansem
                                          President, Chief Executive
                                          Officer (principal executive
                                          officer) and Director

Date:  March 28, 1996                     By:  THOMAS P. KEALY
                                          Thomas P. Kealy
                                          Vice President Corporate
                                          Controller and Chief
                                          Accounting Officer (principal
                                          financial and accounting officer)

Date:  March 28, 1996                     By:  DR. JEFFREY CHUAN CHU
                                          Dr. Jeffrey Chuan Chu
                                          Director

Date:  March 28, 1996                     By:  DAVID A.B. BROWN
                                          David A.B. Brown
                                          Director

                                  EXHIBIT INDEX


   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange
Commission under the Securities Act of 1933 and the Securities Exchange Act of
1934 and are referred to and incorporated herein by reference to the BTU
International, Inc. Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), or the annual report as reported on the 1994
Form 10K  ("1994 10-K").

                                                                        SEC
                                                         Exhibit       Docket
                                                         -------       ------
EXHIBIT 3.  ARTICLES OF INCORPORATION AND BY-LAWS

  Incorporated herein by reference:

        3.1 Certificate of Incorporation, as amended.       3.1       33-24882

        3.2 By-Laws.                                        3.2       33-24882


EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF
            SECURITY HOLDERS, INCLUDING DEBENTURES

  Incorporated herein by reference:

        4.0 Specimen Common Stock Certificate.              4.0       33-24882

EXHIBIT 10. MATERIAL CONTRACTS

  Incorporated herein by reference:

       10.5 Agreement to Purchase Preferred Stock          10.5       33-24882
            dated December 18, 1984 among the
            Registrant and certain stockholders.

       10.6 Agreement in Connection with Purchase          10.6       33-24882
            of Class AA PreferredStock of B&B
            International Holdings, Inc. dated
            August 5, 1988 among the Registrant
            and certain stockholders.


      10.13 1988 Employee Stock Purchase Plan. *          10.13       33-24882

      10.14 1982 Key Employees Stock Option Plan. *       10.14       33-24882

      10.15 1989 Stock Option Plan for Directors. *       10.15       1989 10-K

      10.22 Assets Purchase Agreement, dated as           10.22       1991 10-K
            of March 4, 1992, between  Bruce
            Technologies International, Inc. and
            BTU International, Inc.


      10.23 Joint Venture Agreement, dated as              0.23       1991 10-K
            of March 4, 1992, among Kokusai Electric
            Co., Ltd., BTU International, Inc. and
            Bruce Technologies International, Inc.



      10.33 Promissory Note, dated March 3, 1992,         10.33       1991 10-K
            between BTU Engineering Corporation
            and John Hancock Mutual Life Insurance
            Company.


      10.34 Amendment to Mortgage Deed, dated              10.34      1991 10-K
            March 3, 1992, between BTU Engineering
            Corporation and John Hancock Mutual
            Life Insurance Company.


      10.37 BTU International, Inc. 1993 Equity            10.37      1992 10-K
            Incentive Plan *

      10.38 Credit agreement between BTU                   10.38      1994 10-K
            International, Inc. and Shawmut
            Bank, N.A., dated November 16, 1994.

      10.39 BTU(UK) Limited and RD International           10.39      1994 10-K
            (UK) Limited underlease, relating to
            Unit B15 Southwood Summit Centre


  Filed herewith:

      10.40 First Modification to Credit Agreement between International, Inc.
            and Shawmut Bank, N.A., dated October 20, 1995.

      10.41 Second Modification to Credit Agreement between International, Inc.
            and Shawmut Bank, N.A., dated November 27, 1995.


EXHIBIT 11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  Filed herewith:

       11.0 Calculation of net income per common share


EXHIBIT 13. ANNUAL REPORT TO STOCKHOLDERS

  Filed herewith:

       13.0 BTU International, Inc. 1995 Annual Report, except for the specific portions incorporated by reference herein, the Annual
            Report is being furnished for information purposes only and is not deemed to be filed.


EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

  Filed herewith:

       21.0 Subsidiaries of the Registrant.


EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:

       23.1 Consent of Arthur Andersen & Co.


* - Indicates management contract or compensatory plan or arrangement.

                                                                    Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      For the Year Ended December 31, 1995
                      ------------------------------------
                                     Additions
                                 -------------------
                    Balance     Charged     Charged
                    at          to costs    to other                  Balance
                    beginning   and         accounts-   Deductions-   at end
Description         of period   expenses    describe    describe      of period
----------          ---------   --------    --------    ----------    ---------
Allowance for
doubtful accounts      $114        $77         $            $            $191



                         For the Year Ended December 31, 1994
                         ------------------------------------
                                     Additions
                                 -----------------
                    Balance     Charged    Charged
                    at          to costs   to other                  Balance
                    beginning   and        accounts-   Deductions-   at end
Description         of period   expenses   describe    describe      of period
-----------         ---------   --------   --------    -----------   ---------
Allowance for
doubtful accounts     $49          $65         $-           $-          $114



                         For the Year Ended December 31, 1993
                         ------------------------------------
                                     Additions
                                 ------------------
                    Balance     Charged    Charged
                    at          to costs   to other                  Balance
                    beginning   and        accounts-   Deductions-   at end
Description         of period   expenses   describe    describe      of period
-----------         ---------   --------   --------    -----------   ---------
Allowance for


   Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.