Form 10-Q
period 1996-03-31
BTU INTERNATIONAL INC
filed 1996-05-13
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________

                         ------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 10, 1996:
7,235,406 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                  1-2
Condensed Consolidated Statements of Operations                          3
Condensed Consolidated Statement of Stockholders' Investment             4
Condensed Consolidated Statements of Cash Flows                          5
Notes to Condensed Consolidated Financial Statements                   6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           8-9

PART II. OTHER INFORMATION

Signatures                                                              10
Exhibits and Reports on Form 8-K                                        11
Calculation of Net Income per Common and Common
   Equivalent Share                                                     12

                             BTU INTERNATIONAL, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)

                                        ASSETS

                                                         (Unaudited)
                                                          March 31,       December 31,
                                                            1996             1995
- --------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                             $ 5,317          $ 6,145
    Accounts receivable, less reserves of
        $110 in 1996 and $191 in 1995                      10,787           11,508
    Inventories (Note 2)                                   11,207            9,899
    Other current assets                                      273              429
- --------------------------------------------------------------------------------------
        Total current assets                               27,584           27,981
- --------------------------------------------------------------------------------------

Property, plant and equipment, at cost
    Land                                                      210              210
    Buildings and improvements                              5,526            5,526
    Machinery and equipment                                 4,710            4,473
    Furniture and fixtures                                    734              734
- --------------------------------------------------------------------------------------
                                                           11,180           10,943
    Less-Accumulated depreciation                           7,005            6,804
- --------------------------------------------------------------------------------------

        Net property, plant and equipment                   4,175            4,139

Investment in joint venture (Note 5)                        3,476            3,476
Other assets, net of accumulated amortization of $411
    in 1996 and $409 in 1995                                  236              238
- --------------------------------------------------------------------------------------

                                                          $35,471          $35,834
======================================================================================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                         (Unaudited)
                                                          March 31,       December 31,
                                                            1996             1995
- -------------------------------------------------------------------------------------
Current liabilities
    Current maturities of long-term debt and
        capital lease obligations (Note 3)                $   341          $   336
    Accounts payable                                        5,983            6,157
    Other current liabilities                               3,077            3,483
- -------------------------------------------------------------------------------------
        Total current liabilities                           9,401            9,976
- -------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
    current maturities (Note 3)                             5,627            5,715
Deferred income taxes                                       1,447            1,447
- -------------------------------------------------------------------------------------

                                                           16,475           17,138
- -------------------------------------------------------------------------------------
Redeemable Class A and Class AA preferred stock                 -                -
- -------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
    Series preferred stock, $1 par value-
        Authorized - 5,000,000 shares
        Issued and outstanding - none                           -                -
    Common stock, $.01 par value-
        Authorized - 25,000,000 shares;
        Issued - 7,569,687 shares at 1996 and
            at 1995                                            76               76
    Additional paid-in capital                             19,972           19,972
    Accumulated deficit                                      (392)            (749)
    Treasury stock - 334,281 shares in 1996
        and 279,281 shares in 1995, at cost                  (990)            (935)
- -------------------------------------------------------------------------------------

                                                           18,666           18,364
    Cumulative foreign currency translation adjustment        330              332
- -------------------------------------------------------------------------------------

        Total stockholders' investment                     18,996           18,696
- -------------------------------------------------------------------------------------

                                                          $35,471          $35,834
=====================================================================================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
              (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                           ------------------------
                                                           March 31,       April 2,
                                                             1996            1995
- ------------------------------------------------------------------------------------
Net sales                                               $   11,748       $   12,973
Cost of goods sold                                           6,500            6,772
- ------------------------------------------------------------------------------------

        Gross profit                                         5,248            6,201

Operating expenses:
    Selling, general and administrative                      3,704            3,697
    Research, development and engineering                    1,037              959
- ------------------------------------------------------------------------------------

        Income from operations                                 507            1,545
- ------------------------------------------------------------------------------------

    Interest income                                             55               96
    Interest expense                                          (139)            (150)
    Other income, net                                           29               15
- ------------------------------------------------------------------------------------

        Income before provision for income taxes               452            1,506
        Income tax provision                                    95              350
- ------------------------------------------------------------------------------------

        Net income                                             357            1,156

        Dividends accrued - Class A and Class AA
           redeemable preferred stock                            -               44
- ------------------------------------------------------------------------------------

        Net income applicable to common stockholders          $357           $1,112
====================================================================================

        Net income per share                                 $0.05            $0.15
====================================================================================
    Weighted average number of shares and share
        equivalents outstanding                          7,356,898        7,314,146
====================================================================================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                          (Dollars in thousands)
                                              (Unaudited)


                              ADDITIONAL                                       CUMULATIVE       TOTAL
                   COMMON      PAID-IN         ACCUMULATED     TREASURY       TRANSLATION    STOCKHOLDERS'
                   STOCK       CAPITAL           DEFICIT         STOCK        ADJUSTMENT      INVESTMENT
- ----------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period        $76         $19,972           $(749)          $(935)          $332          $18,696

Net income           -               -             357               -              -              357

Translation
Adjustment           -               -               -               -             (2)              (2)

Purchases of
Treasury
Stock                -               -               -             (55)             -              (55)
- ----------------------------------------------------------------------------------------------------------

Balance,
end of
the period         $76         $19,972           $(392)          $(990)          $330          $18,996
==========================================================================================================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                       (Dollars in thousands)
                                            (Unaudited)

                                                                           MARCH 31,       APRIL 2,
                                                                             1996           1995
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                        $   357         $ 1,156
         Adjustments to reconcile net income to net cash from
           operating activities -
              Depreciation and amortization                                    203             167
              Accounts receivable                                              721          (1,164)
              Inventories                                                   (1,308)           (947)
              Other current assets                                             156               1
              Accounts payable                                                (174)            789
              Other current liabilities                                       (406)             44
- -----------------------------------------------------------------------------------------------------

              Net cash provided by (used in )operating activities             (451)             46
- -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (237)           (219)
- -----------------------------------------------------------------------------------------------------

              Net cash used in investing activities                           (237)           (219)
- -----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                         (83)            (76)
         Proceeds from issuance of common stock                                  -              21
         Purchase of treasury stock                                            (55)              -
         Payments of preferred stock dividends                                   -             (30)
- -----------------------------------------------------------------------------------------------------

              Net cash used in financing activities                           (138)            (85)
- -----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                (2)             15
- -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (828)           (243)
Cash and cash equivalents, at beginning of the period                        6,145           6,896
- -----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                            $ 5,317         $ 6,653
=====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                        $   139         $   150
           Income taxes                                                        218            (211)

Supplemental schedule of noncash investing and financing activities
           Accrual of preferred stock dividend                             $     -         $    44



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statement of stockholders' investment for the three months ended March 31, 1996, the condensed consolidated statement of cash flows for the three months ended March 31, 1996 and April 2, 1995, and the related condensed consolidated statements of operations for the quarters ended March 31, 1996 and April 2, 1995 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1995, together with the auditors' report, included in the Company's "1995 Annual Report," and filed in conjunction with Form 10K.

(2) Inventories

     Inventories at March 31, 1996 and December 31, 1995 consisted of:

                                                                   ($000)
                                                        ----------------------------
                                                        March 31,       December 31,
                                                          1996              1995
- ------------------------------------------------------------------------------------
Raw materials and manufactured components               $ 5,300            $5,445
Work-in-process                                           4,447             3,712
Finished goods                                            1,460               742
- ------------------------------------------------------------------------------------
                                                        $11,207            $9,899
====================================================================================


(3) Debt


     Debt at March 31, 1996 and December 31,1995 consisted of:
                                                                                     ($000)
                                                                          ---------------------------
                                                                          March 31,      December 31,
                                                                            1996             1995
- ------------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                 $5,889           $5,962
Capital lease obligations, interest rates ranging from 6.9% to 15.6%,
  net of interest of $9,000 and $10,000 in 1996 and 1995, respectively         79               89
- ------------------------------------------------------------------------------------------------------
                                                                            5,968            6,051
Less-current maturities                                                       341              336
- ------------------------------------------------------------------------------------------------------
                                                                           $5,627           $5,715
======================================================================================================



                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Stock Option and Purchase Plans

     The Company's 1993 Equity Incentive Plan provides for stock options for selected key employees. Under the plan, options have been granted at prices not less than fair market value at the date of the grant. A total of 441,823 shares are eligible for future stock option grants, pursuant to the plan. Options granted under the plan will expire over periods not to exceed ten years. Also under the terms of the plan, other stock awards can be granted at the discretion of the Company's Board of Directors. 102,900 options have been granted under this plan, since its inception in 1993.

     Prior to 1993, the Company had a stock option plan for selected key employees. Under the terms of the plan, options are exercisable at a price not less than fair market value at the date of grant. All options currently expire over four to seven years. As of March 31, 1996, 31,100 options were outstanding under this plan. No additional options can be granted under this plan.

     The Company also has a stock option plan for certain directors of the Company. The options are exercisable at a price not less than fair market value at the date of grant. The options expire over seven years. As of March 31, 1996, 8,975 options were outstanding and 7,500 were available for future grants.

     There was no stock option activity for the three months ended March 31, 1996. As of March 31, 1996, there were 52,782 options exercisable, at prices ranging from $1.38 to $5.88.

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

     The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six month option period. A total of 300,000 shares have been reserved for issuance under this plan, of which 90,549 remain available at March 31, 1996. Through December 31, 1995, 209,541 shares have been purchased at prices ranging from $0.85 to $4.83 per share.

(5) Investments in Joint Venture

     The Company has a 19.4% ownership interest in Bruce Technologies International, Inc. (BTI). This investment is being accounted for using the cost method.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - In the first quarter of 1996, net sales decreased by $1,225,000, a decrease of 9% when compared to the first quarter of 1995. The decrease in sales between the two periods was not specific to any one product, but the largest decrease was experienced in the number of units sold in our surface mount technology product lines. There have been no material variations in the geographic dispersion of sales in the first quarter of 1996, as compared to the same quarter in 1995.

     Gross Profit - Gross profit decreased by $953,000, or 15%, versus the first quarter of 1995. Gross profit as a percent of sales decreased 3.1%, from 47.8% to 44.7%, for the first quarter of 1996 versus the same quarter in 1995. The decrease in margin dollars was due to the overall decrease in revenues versus the first quarter of 1995, which was as a result of a decrease in the number of units sold as well as a change in the product mix.

     Selling, General and Administrative - In the first quarter of 1996, selling, general and administrative expense increased by $7,000, or 0.2%, to $3,704,000, as compared to the same period in 1995. Though the overall dollar increase was minimal, the increases or decreases in certain components of this expense was as follows: $77,000 represents the increased cost associated with an increase in people which were added to the business during 1995 to support the expanding revenue during 1995; a $209,000 decrease in profit sharing bonuses earned by employees, as no amounts were earned in the first quarter of 1996 as the Company did not reach the profitability target for these bonuses; $132,000 in lower sales commissions were incurred related to the lower sales volume; a $93,000 increase in advertising and trade show costs, and; an increase of $46,000 in travel for service and installation to support our increasing international presence.

     Research, Development and Engineering - Expenses in this area for the first quarter of 1996 increased by $78,000, or 8%, as compared to the first quarter of 1995. This increase in expense is a reflection of the Company's ongoing investment in the development of new products for many of our product lines.

     Interest Income - In the first quarter of 1996 interest income decreased by $41,000, or 43%, as compared to the first quarter of 1995. The decrease is the result of lower average invested cash balances during the period, as compared to last year.

     Interest Expense - Interest expense decreased by $11,000, or 7%, for the first quarter of 1996, as compared to the first quarter of 1995. The slight decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

     Income Taxes - Income tax expense decreased by $255,000, or 73%, for the first quarter of 1996, as compared to the same period in 1995. The decrease is the direct result of the decrease in overall profitability in 1996 versus 1995. The effective tax rate for the first quarter of 1996 was 21%, as compared to an effective tax rate for the first quarter of 1995 of 23%. This compares to the statutory rate of 34%. During the first quarter of 1996 and 1995, the Company has recorded the benefit of net operating losses (NOL) utilized, resulting in the lower effective tax rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Since the Company has generated income over the past few years, the ability to utilize a portion of the NOL carryforward in the future continues to be demonstrated. During the three months ended March 31, 1996 and April 2, 1995, the Company reduced its valuation reserve related to the net operating loss based on this factor. However, since the tax credit carryforwards begin to expire this year, the Company believes that it is more likely than not that these credits may expire prior to utilization, and thus a valuation allowance has been established against this asset and the NOL. The Company will continue to monitor the realizability of this asset in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or the Eurodollar Revolving Credit rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's prime rate or the Eurodollar rate, and must be repaid over a period not to exceed 84 months. At March 31, 1996, no amounts were outstanding under either of these loan agreements.

     The current mortgage had an outstanding balance of $5,889,000 at March 31, 1996. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997. Because this obligation will become short term as of April 1, 1996, the Company will be looking to refinance this note before it becomes due in 1997.

     During the first quarter of 1996, the Company has expanded its product line by introducing a new high end SMT system. Additionally, the Company's operating plan prepared for a greater level of revenue than actually occurred. The combination of these two factors resulted in an increase of over $1.3 million to fund an increase in inventories which have been determined to be necessary to meet the short term order fulfillment requirements of our customers. The accounts receivable balance has decreased by $0.7 million as a result of the decrease in sales volume during the first quarter of 1996. In addition, our accounts payable balance has decreased by $0.2 million dollars during the first quarter of 1996, which is the result of efforts at the Company to control costs in light of the lower sales volume. Accrued expenses decreased by $0.4 million dollars in the first quarter as a result of payments made during the quarter on certain December 31, 1995 obligations related to income taxes and bonuses payments for the year 1995. The Company does not presently have any outstanding commitments for capital expenditures which would have a material impact on the Company's liquidity and future capital resources.

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

                                                  BTU INTERNATIONAL, INC.

        DATE: May 15, 1996            BY: /s/ Paul J. van der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

        DATE: May 15, 1996            BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report.




\
                                       11