Form 10-Q
period 1996-06-30
BTU INTERNATIONAL INC
filed 1996-08-14
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 12, 1996: 7,334,615 shares.

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

                             BTU INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                        (Unaudited)
                                                         June 30,       December 31,
                                                           1996             1995
- ------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                             $12,340          $ 6,145
    Accounts receivable, less reserves of
        $110 in 1996 and $191 in 1995                       9,593           11,508
    Inventories (Note 2)                                   10,252            9,899
    Other current assets                                      491              429
- ------------------------------------------------------------------------------------
        Total current assets                               32,676           27,981
- ------------------------------------------------------------------------------------

Property, plant and equipment, at cost
    Land                                                      210              210
    Buildings and improvements                              5,532            5,526
    Machinery and equipment                                 4,815            4,473
    Furniture and fixtures                                    734              734
- ------------------------------------------------------------------------------------
                                                           11,291           10,943
    Less-Accumulated depreciation                           7,075            6,804
- ------------------------------------------------------------------------------------

        Net property, plant and equipment                   4,216            4,139

Investment in joint venture (Note 5)                            -            3,476
Other assets, net of accumulated amortization of $414
    in 1996 and $409 in 1995                                  236              238
- ------------------------------------------------------------------------------------

                                                          $37,128          $35,834
====================================================================================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                        (Unaudited)
                                                         June 30,       December 31,
                                                           1996             1995
- ------------------------------------------------------------------------------------
Current liabilities
    Current maturities of long-term debt and
        capital lease obligations (Note 3)                $ 5,854          $   336
    Accounts payable                                        4,852            6,157
    Other current liabilities                               2,778            3,483
- ------------------------------------------------------------------------------------
        Total current liabilities                          13,484            9,976
- ------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
    current maturities (Note 3)                                32            5,715
Deferred income taxes                                       1,447            1,447
- ------------------------------------------------------------------------------------

                                                           14,963           17,138
- ------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
    Series preferred stock, $1 par value-
        Authorized - 5,000,000 shares
        Issued and outstanding - none                           -                -
    Common stock, $.01 par value-
        Authorized - 25,000,000 shares;
        Issued - 7,614,046 shares at 1996 and
            7,569,687 shares at 1995                           76               76
    Additional paid-in capital                             20,019           19,972
    Retained earnings/(accumulated deficit)                 2,701             (749)
    Treasury stock - 290,281 shares in 1996
        and 279,281 shares in 1995, at cost                  (990)            (935)
- ------------------------------------------------------------------------------------

                                                           21,806           18,364
    Cumulative foreign currency translation adjustment        359              332
- ------------------------------------------------------------------------------------

        Total stockholders' investment                     22,165           18,696
- ------------------------------------------------------------------------------------

                                                          $37,128          $35,834
====================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
                         (Dollars in thousands, except share and per share data)
                                              (Unaudited)

                                                    Three Months Ended.       Six Months Ended.
                                                 -----------------------  ------------------------
                                                   June 30,      July 2,    June 30,     July 2,
                                                     1996         1995        1996        1995
- --------------------------------------------------------------------------------------------------
Net sales                                        $   11,746   $   14,951  $   23,494  $   27,924
Cost of goods sold                                    6,985        8,204      13,485      14,976
- --------------------------------------------------------------------------------------------------

        Gross profit                                  4,761        6,747      10,009      12,948

Operating expenses:
    Selling, general and administrative               3,453        3,933       7,157       7,630
    Research, development and engineering               904        1,101       1,941       2,060
- --------------------------------------------------------------------------------------------------

        Income from operations                          404        1,713         911       3,258
- --------------------------------------------------------------------------------------------------

    Interest income                                      42           75          97         171
    Interest expense                                   (134)        (143)       (273)       (293)
    Net gain on sale of investment (note 5)           3,400            -       3,400           -
    Other income, net                                    20           25          49          40
- --------------------------------------------------------------------------------------------------

        Income before taxes                           3,732        1,670       4,184       3,176
        Income tax provision                            639          311         734         661
- --------------------------------------------------------------------------------------------------

        Net income                                    3,093        1,359       3,450       2,515

        Dividends accrued - Class A and
          Class AA redeemable preferred stock             -           44           -          88
- --------------------------------------------------------------------------------------------------

        Net income applicable to common
          stockholders                           $    3,093   $    1,315  $    3,450       2,427
==================================================================================================

        Net income per share                     $     0.42   $     0.18  $     0.47  $     0.33
==================================================================================================
    Weighted average number of shares
       and share equivalents outstanding          7,338,702    7,328,120   7,336,686   7,294,924
==================================================================================================



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                         (Dollars in thousands)
                                               (Unaudited)


                                               RETAINED
                              ADDITIONAL       EARNINGS/                    CUMULATIVE        TOTAL
                 COMMON        PAID-IN       (ACCUMULATED     TREASURY      TRANSLATION    STOCKHOLDERS'
                  STOCK        CAPITAL          DEFICIT)        STOCK       ADJUSTMENT      INVESTMENT
- --------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period        $76         $19,972          $ (749)         $(935)          $332          $18,696

Net income           -               -           3,450              -              -            3,450

Sales of
common
stock                -              47               -              -              -               47

Translation
adjustment           -               -               -              -             27               27

Purchases of
treasury
stock                -               -               -            (55)             -              (55)
- --------------------------------------------------------------------------------------------------------

Balance,
end of
the period         $76         $20,019          $2,701          $(990)          $359          $22,165
========================================================================================================







   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                        (Dollars in thousands)
                                             (Unaudited)

                                                                           JUNE 30,        JULY 2,
                                                                             1996           1995
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                        $ 3,450         $ 2,515
         Adjustments to reconcile net income to net cash from
           operating activities -
              Depreciation and amortization                                    414             343
              Accounts receivable                                            1,915            (994)
              Inventories                                                     (353)         (3,061)
              Other current assets                                             (62)            584
              Accounts payable                                              (1,305)          2,151
              Other current liabilities                                       (705)           (424)
              Other assets                                                      (3)             (6)
              Net gain on sale of investment (note 5)                       (3,400)              -
- -----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities              (49)          1,108
- -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (237)           (801)
         Net proceeds from sale of investment (note 5)                       6,876               -
- -----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities            6,390            (801)
- -----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (165)           (149)
         Proceeds from issuance of common stock                                 47             172
         Purchase of treasury stock                                            (55)              -
         Redemption of Class A Preferred Stock                                                (567)
         Payments of preferred stock dividends                                   -            (358)
- -----------------------------------------------------------------------------------------------------
              Net cash used in financing activities                           (173)           (902)
- -----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                27               7
- -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         6,195            (588)
Cash and cash equivalents, at beginning of the period                        6,145           6,896
- -----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                            $12,340         $ 6,308
=====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                        $   273         $   293
           Income taxes                                                        381            (200)

Supplemental schedule of noncash investing and financing activities
           Accrual of preferred stock dividend                             $     -         $    88
           Class AA Preferred Stock converted to common stock                    -           1,000


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of stockholders' investment for the six months ended June 30, 1996, the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and July 2, 1995, and the related condensed consolidated statements of operations for the three and six months ended June 30, 1996, and July 2, 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1995, together with the auditors' report, included in the Company's "1995 Annual Report," and filed in conjunction with Form 10K.

(2) Inventories

     Inventories at June 30, 1996 and December 31, 1995 consisted of:

                                                                                    ($000)
                                                                           ----------------------------
                                                                           June 30,        December 31,
                                                                             1996              1995
- -------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $ 5,140            $5,445
Work-in-process                                                              3,575             3,712
Finished goods                                                               1,537               742
=======================================================================================================
                                                                           $10,252            $9,899
=======================================================================================================


(3) Debt

     Debt at June 30, 1996 and December 31,1995 consisted of:

                                                                                      ($000)
                                                                           ----------------------------
                                                                           June 30,        December 31,
                                                                             1996              1995
- -------------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                  $5,816            $5,962
Capital lease obligations, interest rates ranging from 6.9% to 15.6%,
  net of interest of $7,000 and $10,000 in 1996 and 1995, respectively          70                89
- -------------------------------------------------------------------------------------------------------
                                                                             5,886             6,051
Less-current maturities                                                      5,854               336
- -------------------------------------------------------------------------------------------------------
                                                                            $   32            $5,715
=======================================================================================================

     The mortgage has a balloon payment of $5,664,000 due at maturity on April 1, 1997. As of April 1, 1996 this entire obligation became short term. As a result, the outstanding balance on the mortgage obligation has been re-classified as a short term liability. The Company intends to refinance this note before it becomes due in 1997.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Stock Option and Purchase Plans

     The Company's 1993 Equity Incentive Plan provides for stock options for selected key employees. Under the plan, options have been granted at prices not less than fair market value at the date of the grant. A total of 314,723 shares are eligible for future stock option grants, pursuant to the plan. Options granted under the plan will expire over periods not to exceed ten years. Also under the terms of the plan, other stock awards can be granted at the discretion of the Company's Board of Directors. On April 16, 1996, 115,100 options were granted at a price of $4.44 per share, and 12,000 options were granted at $4.88 per share. These options are exercisable in equal installments over the next four years and expire on April 16, 2001. A total of 230,000 options have been granted under this plan, since its inception in 1993.

     Prior to 1993, the Company had a stock option plan for selected key employees. As of June 30, 1996, no options were outstanding under this plan, and no additional options can be granted under this plan.

     The Company also has a stock option plan for certain directors of the Company. The options are exercisable at a price not less than fair market value at the date of grant. The options expire over seven years. As of June 30, 1996, 11,975 options were outstanding and 4,500 were available for future grants.

     During the three months ended June 30, 1996, 37,400 options were exercised at prices ranging from $1.50 to $2.00 per share. As of June 30, 1996, there were 48,330 options exercisable, at prices ranging from $1.38 to $5.88.

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

     The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six month option period. A total of 300,000 shares have been reserved for issuance under this plan, of which 83,590 remain available at June 30, 1996. Including a purchase of 6,959 shares at June 30, 1996, a total of 216,410 shares have been purchased at prices ranging from $0.85 to $4.83 per share.

(5) Investments in Joint Venture

     The Company had a 19.4% ownership interest in Bruce Technologies International, Inc. (BTI), which was accounted for using the cost method. On June 8, 1996 the Company sold this investment for $7,000,000. As a result, the Company recognized a gain on this investment of $3,400,000, net of direct costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - For the second quarter of 1996, net sales decreased by $3,205,000, a decrease of 21% when compared to the second quarter of 1995. For the first six months of 1996 sales decreased by $4,430,000, or 16%, when compared to the same period in 1995. The decrease in sales for the first half of 1996 occurred in our high-end surface mount technology products, which are primarily used by our top customers; most of which have significantly decreased their capital expenditures. Sales for the Company's mid-range surface mount technology products increased substantially, in part through sales to a significant number of new customers. There have been no material variations in the geographic dispersion of sales for the first half of 1996, as compared to the same period in 1995.

     Gross Profit - For the second quarter gross profit decreased by $1,986,000, or 29%, versus the second quarter of 1995. As a percentage of sales, gross profit decreased 4.6%, from 45.1% to 40.5%, for the second quarter of 1996, versus the same quarter in 1995. For the first six months of 1996, gross profit decreased by $2,939,000, or 23%, and gross profit as a percentage of sales decreased by 3.8%, from 46.4% to 42.6%, as compared to the first half of 1995. The decrease in margin dollars for the comparative periods was primarily due to the overall decrease in revenues versus 1995; and to a lesser degree, due to competitive pricing pressure. The decrease in margin percentage earned was primarily due to the change in the mix of products sold in 1996, versus 1995; from high-end to mid-range surface mount technology products.

     Selling, General and Administrative - For the second quarter of 1996, selling, general and administrative expense decreased by $480,000, or 12%, to $3,453,000, as compared to the same period in 1995. For the first six months of 1996, selling, general and administrative expense decreased by $473,000, or 6%, when compared to the first six months of 1995. The net decrease in these expenses was the result of increases or decreases in certain components of expense, as follows: profit sharing bonuses decreased by $62,000 for the second quarter and $234,000 for the first six months of 1996, as the Company did not reach the profitability target for these bonuses and no amounts have been earned in the current year; lower sales commissions were incurred related to the lower sales volumes for the second quarter and first half of 1996, and as a result, commissions expense decreased by $363,000 for the second quarter and $496,000 for the first half year, as compared to 1995; a $104,000 decrease in warranty costs for the second quarter of 1996, compared to the second quarter of 1995; a $126,000 increase in advertising and trade show costs for the first six months of 1996, and; an increase in travel for service and installation to support our increasing international presence of $75,000 for the second quarter and $120,000 for the first six months, when comparing like periods in 1996 versus 1995.

     Research, Development and Engineering - Expenses for the second quarter and first six months of 1996 decreased by $197,000, or 18%, and $119,000, or 6%, as compared to the same periods in 1995. The decrease in expense in the second quarter of 1996 (and its impact on the first six months of 1996) is due to the costs associated with the timing of new product development and introduction. The Company continues to focus its development on new products to meet our customer's needs.

     Interest Income - In the second quarter and first six months of 1996 interest income decreased by $33,000, or 44%, and $74,000, or 43%, respectively, as compared to the same periods in 1995. The decreases are the result of lower average invested cash balances during the periods, as compared to last year.

     Interest Expense - Interest expense decreased by $9,000, or 6%, for the second quarter of 1996, and by $20,000, or 7%, for the first six months, as compared to the same periods in 1995. The slight decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Net Gain on Sale of Investment - During the second quarter of 1996 the Company sold its 19.4% interest in Bruce Technologies International (BTI) for $7,000,000. The resulting $3,400,000 net gain on this transaction represents a significant change in net income for the Company in 1996, versus 1995. The after tax effect of this transaction accounted for $0.38 per share in net income during the second quarter.

     Income Taxes - Income tax expense increased by $328,000, or 105%, for the second quarter of 1996, and by $73,000, or 11%, for the first half of 1996, as compared to the same periods in 1995. The increase relates directly to the profit earned on the Company's sale of its investment in BTI. The effective tax rate for the second quarter of 1996 was 17%, as compared to an effective tax rate for the second quarter of 1995 of 19%. The effective tax rate for the first half year in 1996 and 1995 was 18% and 21%, respectively. During the first half of 1996 and 1995, the Company has recorded the benefit of net operating losses
(NOL) utilized, resulting in rates that are lower than the combined statutory tax rates.

     Since the Company has generated income over the past few years, the ability to utilize a portion of the NOL carryforward in the future continues to be demonstrated. During the six months ended June 30, 1996 and July 2, 1995, the Company reduced its valuation reserve related to the net operating loss based on this factor. The Company will continue to monitor the realizability of this asset in the future.

LIQUIDITY AND CAPITAL RESOURCES

     During the second quarter of 1996, the Company's cash position increased by $7.0 million, to $12.3 million. This $7.0 million increase resulted from the sale of the Company's $3.5 million investment in Bruce Technologies International, Inc. (see note 5).

     The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or the Eurodollar Revolving Credit rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's prime rate or the Eurodollar rate, and must be repaid over a period not to exceed 84 months. At June 30, 1996, no amounts were outstanding under either of these loan agreements.

     The current mortgage had an outstanding balance of $5,816,000 at June 30, 1996. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997. As of April 1, 1996 this obligation became short term. As a result, the obligation has been re-classified as a short term liability. The Company intends to refinance this note before it becomes due in 1997.

     During the first quarter of 1996, the Company expanded its product line by introducing a new high end SMT system. Additionally, the Company's operating plan, at that time, prepared for a greater level of revenue than actually occurred. The combination of these two factors resulted in an increase in inventories of over $1.3 million at the end of the first quarter. During the second quarter the Company restricted its funding of inventory purchases and successfully reduced its overall inventory level by $1.0 million. However, the level of finished goods inventory increased by $800,000 in the first six months of 1996; reflecting an expansion in the number of product lines offered, and compounded by lower than anticipated sales for the first two quarters. The accounts receivable balance has decreased by $1.9 million for the first half of 1996, as a result of the decrease in sales volume for the period. In addition, as of June 30, 1996, our accounts payable balance decreased by $1.3 million dollars from December 31, 1995, which reflects the second quarter reduction in inventory purchases, as well as the results of efforts to minimize other operating costs. Accrued expenses decreased by $0.7 million dollars in the first half year as a result

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

of payments made during the period on certain obligations related to bonuses payments for the year 1995, and income taxes for the year 1995 and first quarter of 1996. The Company does not presently have any outstanding commitments for capital expenditures which would have a material impact on the Company's liquidity and future capital resources.

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

                                                         BTU INTERNATIONAL, INC.

        DATE: August 12, 1996        BY: /s/ Paul J. van der Wansem
                                         ---------------------------------------
                                     Paul J. van der Wansem
                                     President, Chief Executive Officer
                                     (principal executive officer) and Director

        DATE: August 12, 1996        BY: /s/ Thomas P. Kealy
                                         ---------------------------------------
                                     Thomas P. Kealy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer (principal
                                     financial and accounting officer)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
- ---------------------------------------------------------

     (a) The annual meeting of stockholders was held on May 17, 1996.

     (b) All directors of the Company were re-elected at the annual meeting. The actual vote is set forth in paragraph (c), below.

     (c) The voting for directors was as follows:

                                                 For              Withheld
                                                 ---              --------

     Paul J. van der Wansem                   7,224,338            31,491
     Alexander V. D'Arbeloff                  7,221,721            34,108
     David A.B. Brown                         7,224,638            31,191
     J. Chuan Chu                             7,187,727            68,102


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report.