Form 10-Q
period 1996-09-29
BTU INTERNATIONAL INC
filed 1996-11-13
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 11, 1996: 7,336,295 shares.

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

                             BTU INTERNATIONAL, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)

                                     ASSETS
                                                                    (Unaudited)
                                                                   September 29,        December 31,
                                                                       1996                1995
----------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $10,686             $ 6,145
     Accounts receivable, less reserves of
         $110 in 1996 and $191 in 1995                                10,620              11,508
     Inventories (Note 2)                                              9,912               9,899
     Other current assets                                                435                 429
----------------------------------------------------------------------------------------------------
         Total current assets                                         31,653              27,981
----------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        5,552               5,526
     Machinery and equipment                                           5,013               4,473
     Furniture and fixtures                                              735                 734
----------------------------------------------------------------------------------------------------
                                                                      11,510              10,943
     Less-Accumulated depreciation                                     7,271               6,804
----------------------------------------------------------------------------------------------------

         Net property, plant and equipment                             4,239               4,139

Investment in joint venture (Note 5)                                      --               3,476
Other assets, net of accumulated amortization of $417
     in 1996 and $409 in 1995                                            232                 238
----------------------------------------------------------------------------------------------------

                                                                     $36,124             $35,834
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

                             BTU INTERNATIONAL, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                    (Unaudited)
                                                                   September 29,        December 31,
                                                                       1996                1995
----------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $ 5,780             $   336
     Accounts payable                                                  4,963               6,157
     Other current liabilities                                         1,655               3,483
----------------------------------------------------------------------------------------------------
         Total current liabilities                                    12,398               9,976
----------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                          22               5,715
Deferred income taxes                                                  1,447               1,447
----------------------------------------------------------------------------------------------------

                                                                      13,867              17,138
----------------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                                    --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,626,156 shares at 1996 and
             7,569,687 shares at 1995                                     76                  76
     Additional paid-in capital                                       20,043              19,972
     Retained earnings/(accumulated deficit)                           2,775                (749)
     Treasury stock - 290,281 shares in 1996
         and 279,281 shares in 1995, at cost                            (990)               (935)
----------------------------------------------------------------------------------------------------

                                                                      21,904              18,364
     Cumulative foreign currency translation adjustment                  353                 332
----------------------------------------------------------------------------------------------------

         Total stockholders' investment                               22,257              18,696
----------------------------------------------------------------------------------------------------

                                                                     $36,124             $35,834
====================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                          (Dollars in thousands, except share and per share data)
                                                (Unaudited)
                                                        Three Months Ended           Nine Months Ended
                                                     ------------------------      -----------------------
                                                     Sept. 29,     October 1,      Sept. 29,    October 1,
                                                       1996           1995           1996         1995
----------------------------------------------------------------------------------------------------------
Net sales                                              $10,373        $16,100        $33,867      $44,024
Cost of goods sold                                       6,093          8,969         19,578       23,945
----------------------------------------------------------------------------------------------------------

         Gross profit                                    4,280          7,131         14,289       20,079

Operating expenses:
     Selling, general and administrative                 3,284          4,169         10,441       11,799
     Research, development and engineering                 879          1,119          2,820        3,179
----------------------------------------------------------------------------------------------------------

         Income from operations                            117          1,843          1,028        5,101
----------------------------------------------------------------------------------------------------------

     Interest income                                       126             57            223          228
     Interest expense                                     (183)          (137)          (456)        (430)
     Net gain on sale of investment (note 5)                --             --          3,400           --
     Other income, net                                      17              9             66           49
----------------------------------------------------------------------------------------------------------

         Income before taxes                                77          1,772          4,261        4,948
         Income tax provision                                3            290            737          951
----------------------------------------------------------------------------------------------------------

         Net income                                         74          1,482          3,524        3,997

         Dividends accrued - Class A and
           Class AA redeemable preferred stock              --              5             --           93
----------------------------------------------------------------------------------------------------------

         Net income applicable to common
==========================================================================================================
           stockholders                                    $74         $1,477         $3,524       $3,904
==========================================================================================================

         Net income per share                          $  0.01        $  0.20        $  0.48      $  0.53
==========================================================================================================
     Weighted average number of shares
        and share equivalents outstanding            7,361,268      7,382,335      7,337,700    7,314,140
==========================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996
                                                     (Dollars in thousands)
                                                          (Unaudited)
                                                                    RETAINED
                                                   ADDITIONAL       EARNINGS/                     CUMULATIVE        TOTAL
                                       COMMON       PAID-IN       (ACCUMULATED      TREASURY      TRANSLATION    STOCKHOLDERS'
                                       STOCK        CAPITAL         DEFICIT)         STOCK        ADJUSTMENT      INVESTMENT
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period        $76         $19,972          $ (749)         $(935)          $332          $18,696

Net income                               --              --           3,524             --             --            3,524

Sales of common stock                    --              71              --             --             --               71

Translation adjustment                   --              --              --             --             21               21

Purchases of treasury stock              --              --              --            (55)            --              (55)
------------------------------------------------------------------------------------------------------------------------------

Balance, end of the period              $76         $20,043          $2,775          $(990)          $353          $22,257
==============================================================================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                       (Dollars in thousands)
                                            (Unaudited)
                                                                        SEPTEMBER 29,     OCTOBER 1,
                                                                            1996             1995
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                        $ 3,524         $ 3,997
         Adjustments to reconcile net income to net cash from
           operating activities -
              Depreciation and amortization                                    613             526
              Accounts receivable                                              888          (4,570)
              Inventories                                                      (13)         (3,533)
              Other current assets                                              (6)            768
              Accounts payable                                              (1,194)          2,102
              Other current liabilities                                     (1,828)           (304)
              Other assets                                                      (2)             (6)
              Net gain on sale of investment (note 5)                       (3,400)             --
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities           (1,418)         (1,020)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (705)           (989)
         Net proceeds from sale of investment (note 5)                       6,876              --
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities            6,171            (989)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (249)           (228)
         Proceeds from issuance of common stock                                 71             215
         Purchase of treasury stock                                            (55)             --
         Redemption of Class A Preferred Stock                                                (567)
         Payments of preferred stock dividends                                  --            (363)
----------------------------------------------------------------------------------------------------
              Net cash used in financing activities                           (233)           (943)
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                21               7
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         4,541          (2,945)
Cash and cash equivalents, at beginning of the period                        6,145           6,896
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                            $10,686         $ 3,951
====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                        $   456         $   430
           Income taxes                                                      1,371               3

Supplemental schedule of noncash investing and financing activities
           Accrual of preferred stock dividend                             $    --         $    93
           Class AA Preferred Stock converted to common stock                   --           1,200

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

    The condensed consolidated balance sheet as of September 29, 1996, the condensed consolidated statement of stockholders' investment for the nine months ended September 29, 1996, the condensed consolidated statement of cash flows for the nine months ended September 29, 1996 and October 1, 1995, and the related condensed consolidated statements of operations for the three and nine months ended September 29, 1996, and October 1, 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1995, together with the auditors' report, included in the Company's "1995 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories

    Inventories at September 29, 1996 and December 31, 1995 consisted of:
                                                             ($000)
                                                 ------------------------------
                                                 September 29,     December 31,
                                                     1996              1995
-------------------------------------------------------------------------------
Raw materials and manufactured components           $5,619            $5,445
Work-in-process                                      2,712             3,712
Finished goods                                       1,581               742
===============================================================================
                                                    $9,912            $9,899
===============================================================================

(3) Debt

    Debt at September 29, 1996 and December 31, 1995 consisted of:
                                                                                    ($000)
                                                                         ------------------------------
                                                                         September 29,     December 31,
                                                                             1996              1995
-------------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                  $5,741            $5,962
Capital lease obligations, interest rates ranging from 6.9% to 15.6%,
  net of interest of $5,000 and $10,000 in 1996 and 1995, respectively          61                89
-------------------------------------------------------------------------------------------------------
                                                                             5,802             6,051
Less-current maturities                                                      5,780               336
-------------------------------------------------------------------------------------------------------
                                                                            $   22            $5,715
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Stock Option and Purchase Plans

    The Company's 1993 Equity Incentive Plan provides for stock options for selected key employees. Under the plan, options have been granted at prices not less than fair market value at the date of the grant. A total of 321,363 shares are eligible for future stock option grants, pursuant to the plan. Options granted under the plan will expire over periods not to exceed ten years. Also under the terms of the plan, other stock awards can be granted at the discretion of the Company's Board of Directors. On April 16, 1996, 115,100 options were granted at a price of $4.44 per share, and 12,000 options were granted at $4.88 per share. These options are exercisable in equal installments over the next four years and expire on April 16, 2001. A total of 230,000 options have been granted under this plan, since its inception in 1993.

    Prior to 1993, the Company had a stock option plan for selected key employees. As of September 29, 1996, no options were outstanding under this plan, and no additional options can be granted under this plan.

    The Company also has a stock option plan for certain directors of the Company. The options are exercisable at a price not less than fair market value at the date of grant. The options expire over seven years. As of September 29, 1996, 11,975 options were outstanding and 4,500 were available for future grants.

    During the three months ended September 29, 1996, 12,110 options were exercised at $2.00 per share. As of September 29, 1996, there were 39,530 options exercisable, at prices ranging from $1.38 to $5.88.

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

    The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six month option period. A total of 300,000 shares have been reserved for issuance under this plan, of which 83,590 remain available at September 29, 1996. A total of 216,410 shares have been purchased at prices ranging from $0.85 to $4.83 per share.


(5) Investments in Joint Venture

    The Company had a 19.4% ownership interest in Bruce Technologies International, Inc. (BTI), which was accounted for using the cost method. On June 8, 1996 the Company sold this investment for $7,000,000, which resulted in proceeds after direct expenses of $6,876,000. As a result, the Company recognized a gain on this investment of $3,400,000, net of direct costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net Sales - For the third quarter of 1996, net sales decreased by $5,727,000, a decrease of 36% when compared to the third quarter of 1995. For the first nine months of 1996 sales decreased by $10,157,000, or 23%, when compared to the same period in 1995. The major decrease in sales for the third quarter of 1996 and the first nine months of 1996 occurred in the high-end surface mount technology products, which are primarily used by our large customers; most of which have significantly decreased their capital expenditures, in line with the slowdown in the electronic industry during 1996. Sales for the Company's mid-range surface mount technology products increased substantially, in part through sales to a significant number of new customers. There have been no material variations in the geographic dispersion of sales for the first nine months of 1996, as compared to the same period in 1995.

    Gross Profit - For the third quarter gross profit decreased by $2,851,000, or 40%, versus the third quarter of 1995. As a percentage of sales, gross profit decreased 3.0%, from 44.3% to 41.3%, for the third quarter of 1996, versus the same quarter in 1995. For the first nine months of 1996, gross profit decreased by $5,790,000, or 29%, and gross profit as a percentage of sales decreased by 3.4%, from 45.6% to 42.2%, as compared to the first nine months of 1995. The decrease in margin dollars for the comparative periods was primarily due to the overall decrease in revenues versus 1995; and to a lesser degree, due to competitive pricing pressure. The decrease in margin percentage earned was primarily due to the change in the mix of products sold in 1996, versus 1995; from high-end to mid-range surface mount technology products, as well as higher overhead costs due to lower revenues..

    Selling, General and Administrative - For the third quarter of 1996, selling, general and administrative expense decreased by $885,000, or 21%, to $3,284,000, as compared to the same period in 1995. For the first nine months of 1996, selling, general and administrative expense decreased by $1,358,000, or 12%, when compared to the first nine months of 1995. The net decrease in these expenses was the result of increases or decreases in certain components of expense, as follows: profit sharing bonuses decreased by $194,000 for the third quarter and $428,000 for the first nine months of 1996, as the Company did not reach the profitability target for these bonuses and no amounts have been earned in the current year; lower sales commissions were incurred related to the lower sales volumes for the third quarter and first nine months of 1996, and as a result, commissions expense decreased by $852,000 for the third quarter and $1,348,000 for the first nine months, as compared to 1995; an increase in advertising and trade show costs of $61,000 for the third quarter and $187,000 for the first nine months of 1996 when compared to like periods in 1995, and; an increase in travel for service and installation to support our increasing international presence of $52,000 for the third quarter and $172,000 for the first nine months, when comparing like periods in 1996 versus 1995.

    Research, Development and Engineering - Expenses for the third quarter and first nine months of 1996 decreased by $240,000, or 21%, and $359,000, or 11%, as compared to the same periods in 1995. The decrease in expense in the third quarter of 1996 (and its impact on the first nine months of 1996) is due to the costs associated with the timing of new product development and introduction. The Company continues to focus its development on new products to meet its customer's needs.

    Interest Income - In the third quarter of 1996 interest income increased by $69,000, or 121%, when compared to the third quarter of 1995. For the first nine months of 1996 interest income decreased by $5,000 or 2%, when compared to the same periods in 1995. The increase in the third quarter was due primarily to the additional cash invested, resulting from the sale of the Company's investment in BTI in June 1996.

    Interest Expense - Interest expense increased by $46,000, or 34%, for the third quarter of 1996, and by $26,000, or 6%, for the first nine months, as compared to the same periods in 1995. The increase is due to the interest expense incurred during the third quarter as the result of the settlement of a tax audit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

    Net Gain on Sale of Investment - During the second quarter of 1996 the Company sold its 19.4% interest in Bruce Technologies International (BTI) for $7,000,000. The result was a net gain of $3,400,000 on this transaction.

    Income Taxes - Income tax expense decreased by $287,000, or 99%, for the third quarter of 1996, and by $214,000, or 23%, for the first nine months of 1996, as compared to the same periods in 1995. The decreases relate directly to the decreased earnings of the Company. The effective tax rate for the third quarter of 1996 was 4%, as compared to an effective tax rate for the third quarter of 1995 of 16%. The effective tax rate for the first nine months in 1996 and 1995 was 17% and 19%, respectively. During the first nine months of 1996 and 1995, the Company has recorded the benefit of net operating losses (NOL) utilized, resulting in rates that are lower than the combined statutory tax rates.

    Since the Company has generated income over the past few years, the ability to utilize a portion of the NOL carryforward in the future continues to be demonstrated. During the nine months ended September 29, 1996 and October 1, 1995, the Company reduced its valuation reserve related to the net operating loss based on this factor. The Company will continue to monitor the realizability of this asset in the future.

LIQUIDITY AND CAPITAL RESOURCES

    During the third quarter of 1996, the Company's cash position decreased by $1.6 million, to $10.7 million. The primary decrease resulted from the payment of taxes on the gain from the sale of the Company's investment in BTI.

    The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000, at either the Bank's base rate or the Eurodollar Revolving Credit rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. This facility is available to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the equipment, at either the Bank's prime rate or the Eurodollar rate, and must be repaid over a period not to exceed 84 months. At September 29, 1996, no amounts were outstanding under either of these loan agreements.

    The current mortgage had an outstanding balance of $5,741,000 at September 29, 1996. This mortgage has an annual interest rate of 9% with a balloon payment of $5,664,000 due at maturity on April 1, 1997. As of April 1, 1996 this obligation became short term. As a result, the obligation has been re-classified as a short term liability. The Company intends to refinance this note before it becomes due in 1997.

    During the first quarter of 1996, the Company expanded its product line by introducing a new high end SMT system. Additionally, the Company's operating plan, at that time, prepared for a greater level of revenue than actually occurred. The combination of these two factors resulted in an increase in inventories of over $1.3 million at the end of the first quarter. During the second and third quarters the Company restricted its funding of inventory purchases and successfully reduced its overall inventory level by $1.3 million, back to the total inventory level at December 31, 1995. However, the level of finished goods inventory increased by $0.8 million in the first nine months of 1996; reflecting an expansion in the number of product lines offered, and compounded by lower than anticipated sales for the first three quarters. The accounts receivable balance has decreased by $0.9 million in the first nine months of 1996, as a result of the decrease in sales volume for the period. In addition, as of September 29, 1996, the Company's accounts payable balance decreased by $1.2 million from the December 31, 1995, levels which reflects the second and third quarters reduction in inventory purchases, as well as the results of efforts to

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

minimize other operating costs. Accrued expenses decreased by $1.8 million in the first nine months as a result of payments made during the period on certain obligations related to bonuses payments for the year 1995, and income taxes. The Company does not presently have any outstanding commitments for capital expenditures which would have a material impact on the Company's liquidity and future capital resources.

    The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements through 1997.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BTU INTERNATIONAL, INC.


     DATE: November 11, 1996         BY: /s/ Paul J. van der Wansem
                                         --------------------------
                                     Paul J. van der Wansem
                                     President, Chief Executive Officer
                                     (principal executive officer) and Director

     DATE: November 11, 1996         BY: /s/ Thomas P. Kealy
                                         -------------------
                                     Thomas P. Kealy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer (principal
                                     financial and accounting officer)

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a) Exhibits

                Exhibit 11.0 - Calculation of net income per common and common equivalent share.

                Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.