Form 10-K405
period 1996-12-31
BTU INTERNATIONAL INC
filed 1997-03-31
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------
                                    FORM 10-K
                                    ---------
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  __________  to ____________.
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

                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 None Registered
           Securities registered pursuant to Section 12(g) of the Act:
                               Title of Each Class
                               -------------------
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $ 16,304,645 on March 21, 1997.

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 21, 1997:
7,280,096 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 1996; and
Part III - Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders , both of which are to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

            PART I                                                     Page
            ------                                                     ----

Item 1     Business                                                    1-4

Item 2     Properties                                                   4

Item 3     Legal Proceedings                                            5

Item 4     Submission of Matters to a Vote of Security Holders          5

Item 4A    Executive Officers of the Registrant                         5

           PART II
           -------
Item 5     Market for Registrant's Common Equity
           and Related Stockholder Matters                              5

Item 6     Selected Financial Data                                      5

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6

Item 8     Financial Statements and Supplementary Data                  6

Item 9     Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                       6

           PART III
           --------
Item 10    Directors and Executive Officers of the Registrant           6

Item 11    Executive Compensation                                       6

Item 12    Security Ownership of Certain Beneficial Owners
           and Management                                               6

Item 13    Certain Relationships and Related Transactions               6

           PART IV
           -------
Item 14    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                7-13

                                     Part I

Item 1. BUSINESS

General:

     The Company designs, manufactures, sells and services thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. The Company is the major supplier of solder reflow systems used in printed circuit board surface mount applications. The Company is a principal worldwide supplier of systems used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. The Company is a leading supplier of systems for sintering nuclear fuel for commercial power generation. In addition, its products are used in other specialty applications such as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings.

The Company has focused on three key strategic areas:

     TECHNOLOGICAL LEADERSHIP - As process parameters change, with higher speed and higher density components and printed circuit boards, the Company has responded by developing and introducing systems which advance the state of the art in processing for many applications and industries.

     PRODUCT DIVERSIFICATION - The Company utilizes it's core technologies to satisfy our customers' changing needs by offering a variety of systems capable of processing material from 100(Degree)C to 2000(Degree)C. These systems are marketed at a wide range of price levels for our various applications which include; surface mount device solder reflow, epoxy curing, integrated circuit packaging and thick film, metals, ceramic and nuclear fuel sintering, and other applications.

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

Products:

     The thermal processing applications performed by the Company's products are used in the manufacture of:

        Surface Mount Technology (SMT) Solder Reflow
        Low Temperature Epoxy Curing/Encapsulation
        PC Board Multi Chip Modules (MCM-L)
        Conductive Polymer Thick Film Curing
        Hybrid Microelectronics
        Integrated  Circuit  Packaging  (Ball Frid Array - BGA,  Micro BGA,  and
          Chips Seale  Packaging - CSP)
        Ceramic  Multilayer  Package & Multi Chip Module Firing  (MCM-C)
        Nuclear Fuel  Sintering
        Photovoltaics  Chemical Vapor Deposition (CVD) & Optoelectronics Thin
          Film Deposition
        Refractory & Powdered  Metal  Sintering
        Technical  Ceramic  Sintering
        Brazing of Electronic, Electrical, Automotive and Medical Components
        CRT Coating

      These products perform thermal processes either in a continuous or in a batch mode:

        Solder Reflow Systems
        Conveyor  Curing Systems
        Continuous Belt Conveyor Processing Systems
        High Temperature (up to 2000(Degree)C) Systems (continuous and batch) Atmospheric Pressure Chemical Vapor Deposition (APCVD) Systems

     Each system has precise microprocessor controlled functions, such as process gas measurement, temperature control and profiling, time sequencing, and Computer Intergrated Manufacturing (CIM) - SECS/GEM Machine Interface Software.

     The technological change in processing is driven by the trends toward miniaturization (hand held products), higher circuit densities, and the need for advanced controls with cleaner process environments. The trend toward automation to support highly reproducible processes is a requirement for most applications. Customer needs for a high level of service and spare parts support leads to a preference for the large capital equipment supplier with a broad technological base and an established reputation for quality. Remote diagnosis of field equipment from BTU's factory (via modem) increases equipment availability (uptime).

     Solder Reflow Systems

     Convection solder reflow systems, with or without controlled atmosphere, have become the preferred method of attaching surface mount devices to high density printed circuit boards. Solder, in the form of a paste, is applied to the printed circuit board and surface mount devices are placed on the solder paste. The assembly is then heated in a continuous multi-zoned recirculated convection process to above the melting temperature of the solder, after which the product is rapidly cooled by convection to solidify the solder. Uniform heating and cooling of the product is required to prevent stresses and component overheating.

     Surface mount technology is contributing to the miniaturization of high-density printed circuit boards and allows board designs with components on both top and bottom. Surface mount technology is now the standard for high density printed circuit board assembly. Prices for the Company's solder reflow systems range from $35,000 to $200,000.

     Conveyor Epoxy/Polymer Thick Film (PTF) Curing Systems

     BTU's conveyor curing systems have process applications in several stages of Printed Circuit Board (PCB) manufacturing to cure/encapsulate conductive or dielectric epoxy at temperatures up to 225(Degree)C. The system allows fast, stable curing/encapsulation at a controlled temperature. Epoxy material developments have dramatically reduced cure times that should expand the market for these curing systems for PC board and electronic packaging. Prices for the Company's curing/encapsulation systems range from $ 25,000 to $150,000.

     Continuous Belt Processing Systems

     BTU's continuous belt processing systems are used in a variety of applications (such as integrated circuit packaging, hybrid circuit manufacturing, brazing of automotive components, etc.). These systems operate between 300(Degree)C and 1200(Degree)C and may measure up to 60 feet long. They can be equipped with one or more gas barriers and atmospheric zones and may vary in length of heating zones from four to forty-eight feet. Depending upon load capacity requirements, conveyor belt widths vary from four to forty-eight inches. Prices for these systems range from $30,000 to $800,000.

     High Temperature Systems

     BTU offers walking beam, special batch systems and pusher systems for high temperature processing with heavy loads. The Company's walking beam system employs a proprietary conveyance mechanism that can process loads of up to 800 pounds per square foot at temperatures up to 2000(Degree)C.

     A major application for this high-temperature product is sintering multilayer integrated circuit packages. In addition, these systems are used in sintering technical ceramics, nuclear fuels and refractory and powdered metals. These systems are usually customized and vary in price from $250,000 to $2,500,000.

     Atmospheric Pressure Chemical Vapor Deposition Systems

     Atmospheric pressure chemical vapor deposition ("APCVD") is a thin film deposition process in which the vapors of two or more chemicals are mixed in a controlled environment at elevated temperatures at atmospheric pressure. A chemical reaction occurs at these elevated temperatures causing a thin film to be deposited on the desired substrate. The process is typically carried out in a continuous belt processing system at throughput rates of one to four square feet per minute.

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

     The Company markets its products through the combined efforts of a direct sales force and independent sales/service representatives. Direct sales/service offices are maintained in the United States, England, Scotland, Germany, Singapore and China. Independent sales/service representatives are located in all major industrialized countries worldwide.

     The Company operates on a world wide bases in support of its multinational customer base. The following table shows the percentages of the Company's revenues in the United States, Europe and the Far East, for the last three years:

                                  1996              1995              1994
                                  ----              ----              ----
 United States                     47%               52%               48%
 Europe                            25                19                28
 Far East                          23                24                18
 Other                              5                 5                 6

     For further information on export sales and foreign operations, see Note 4 of the Company's Consolidated Financial Statements.

     Reliability, performance, uptime and meantime-to-repair (MTR) and cost of ownership, together with technological leadership, are important factors by which customers evaluate potential suppliers of sophisticated processing systems. The Company supports its customers with field service, training programs, parts sales and operating manuals. Technical support is also available through either direct telephone links or on-site Company personnel to provide assistance in process support and the service and maintenance of equipment.

     One customer individually represented approximately 21% of revenue in 1994. No individual customer accounted for greater than 10% of revenues in 1996 or 1995.

     The Company does not consider its business to be seasonal in nature, but it is cyclical dependent on the capital equipment procurement pattern of its customers.

Backlog:

     Backlog was $ 8.1 million at December 31, 1996 versus $8.7 million at December 31, 1995. The primary reason for the decrease is a slow down in the electronics industry during 1996. Most of the Company's backlog is expected to be shipped within 3 to 6 months. The Company includes in backlog only those orders for which a purchase order has been assigned by the customer and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, the Company's backlog at any particular date is not necessarily representative of sales for any succeeding period.

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

     The Company has an integrated manufacturing operation in the United States, and purchases certain standard components and designs and manufactures others. Although the Company relies upon single sources for certain parts, it believes that alternative sources of supply are available in each case. The Company has not experienced any disruption in its business due to an inadequate supply of materials.

Research, Development and Engineering:

     The Company's research, development and engineering programs are devoted to the enhancement of existing systems and the development of new systems for new applications. As the complexity of producing miniaturized circuitry increases, the electronics and other industries are working more closely with larger, capital equipment suppliers to determine and develop future product and process needs. The Company's current internally financed efforts include development of enhanced convection heat transfer systems for solder reflow, new deposition processes in APCVD, advanced controls and related software systems.

Competition:

     There are numerous suppliers of thermal processing systems for the electronic and other industrial thermal processing applications. Although buying decisions have traditionally focused on price, the Company believes that technological leadership, process capability, throughput, environmental safeguards, uptime, meantime-to-repair, cost of ownership, and after sale support have become increasingly important factors. It is on the basis of these criteria, rather than primarily on price, that the Company competes in its markets.

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

Environmental:

     Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 1997.

Employees:

     As of December 31, 1996, the Company had a total of 323 employees of which 302 were domestic and 21 were foreign based. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

Item 2.  PROPERTIES

     The Company maintains its headquarters in North Billerica, Massachusetts, where it owns a 150,000 square foot manufacturing facility and leases an additional 17,000 square feet of manufacturing space. The Company operates its manufacturing facility on a full first shift and partial second shift basis. In England, for its European sales and service operations, the Company operates out of a leased facility which expires in 2010. The Company believes that its plants and capital equipment operated at approximately 65% of productive capacity during the fourth quarter of 1996 and that such plants and capital equipment provide sufficient manufacturing capacity through 1997.

Item 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1996.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

           Name               Age             Positions
           ----               ---             ---------

Paul J. van der Wansem        57        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

Thomas P. Kealy               54        Vice President, Corporate Controller
                                        and Chief Accounting Officer

David H. Barry                61        Vice President and General Manager

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

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The following in the BTU International, Inc. 1996 Annual Report is incorporated herein by reference:

         "Common stock and market prices" set forth on page 27.

     The Company's common stock is traded in the Nasdaq National Market System under the symbol BTUI. As of March 21, 1997 there were approximately 514 stockholders of record.

     To date, the Company has paid no cash dividends to its common shareholders. The Company has no plans to pay cash dividends in the near future on its common stock.

     During 1996 the Company purchased 76,000 shares of Treasury Stock, at various prices for a total addition to the Treasury Stock account of $248,125.


Item 6. SELECTED FINANCIAL DATA

     "Selected consolidated financial data" on page 6 of the BTU International, Inc. 1996 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's discussion and analysis of financial condition and results of operations" on pages 7-9 of the BTU International, Inc. 1996 Annual Report is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, and the notes relating thereto, together with the report thereon of Arthur Andersen LLP, independent public accountants, dated February 12, 1997, appearing on pages 10-25 of the BTU International, Inc. 1996 Annual Report are incorporated herein by reference. In addition the financial information by quarter appearing on pages 26-27 of the BTU International, Inc. 1996 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in items 5, 6 and 7, the 1996 Annual Report, is not deemed to be filed as part of this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 1996 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

Item 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 1996 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 1996 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     Financial Statements (see Item 8)

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Investment for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

     Financial Statement Schedules

         Report of Independent Public Accountants

         Schedule II - Valuation and Qualifying Accounts, for the years ended December 31, 1996, 1995 and 1994

         All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

     Exhibits

         The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in Part IV of this report beginning at page 11.

     Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To BTU International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in BTU International, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP



Boston, Massachusetts,
February 12, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               BTU INTERNATIONAL, INC.

Date:  March 26, 1997                          By:  PAUL J. VAN DER WANSEM
                                                --------------------------------
                                               Paul J. van der Wansem
                                               President, Chief Executive
                                               Officer (principal executive
                                               officer) and Director

Date:  March 26, 1997                          By:  THOMAS P. KEALY
                                                --------------------------------
                                               Thomas P. Kealy
                                               Vice President Corporate
                                               Controller and Chief
                                               Accounting Officer (principal
                                               financial and accounting officer)

Date:  March 26, 1997                          By:  DR. JEFFREY CHUAN CHU
                                                --------------------------------
                                               Dr. Jeffrey Chuan Chu
                                               Director

Date:  March 26, 1997                          By:  DAVID A.B. BROWN
                                                --------------------------------
                                               David A.B. Brown
                                               Director

Date   March 26, 1997                         By: ALEXANDER V. d'ARBELOFF
                                                --------------------------------
                                              Alexander V. d'Arbeloff
                                              Director

                                  EXHIBIT INDEX


     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the BTU International, Inc. Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), or the annual report as reported on the 1995 Form 10K ("1995 10-K").

                                                                                                                 SEC
                                                                                           Exhibit              Docket
                                                                                           -------              ------

Exhibit 3.        Articles of Incorporation and By-Laws

  Incorporated herein by reference:

             3.1  Certificate of Incorporation, as amended.                                  3.1              33-24882

             3.2  By-Laws.                                                                   3.2              33-24882


Exhibit 4. Instruments defining the rights of security holders, including debentures

  Incorporated herein by reference:

             4.0  Specimen Common Stock Certificate.                                         4.0              33-24882

Exhibit 10.       Material contracts

  Incorporated herein by reference:

            10.5  Agreement to Purchase Preferred Stock dated December 18,                   10.5             33-24882
                  1984 among the Registrant and certain stockholders.

            10.6  Agreement in Connection with Purchase of Class AA Preferred                10.6             33-24882
                  Stock of B&B International Holdings, Inc. dated August 5, 1988 among the Registrant and certain stockholders.

           10.13  1988 Employee Stock Purchase Plan. *                                       10.13            33-24882

           10.14  1982 Key Employees Stock Option Plan. *                                    10.14            33-24882

           10.15  1989 Stock Option Plan for Directors. *                                    10.15            1989 10-K

           10.22  Assets Purchase Agreement, dated as of March 4, 1992, between              10.22            1991 10-K
                  Bruce Technologies International, Inc. and BTU International, Inc.

           10.23  Joint Venture Agreement, dated as of March 4, 1992, among                  10.23            1991 10-K
                  Kokusai Electric Co., Ltd., BTU International, Inc. and Bruce
                  Technologies International, Inc.

           10.33  Promissory Note, dated March 3, 1992, between BTU                          10.33            1991 10-K
                  Engineering Corporation and John Hancock Mutual Life
                  Insurance Company.

           10.34  Amendment to Mortgage Deed, dated March 3, 1992, between                   10.34            1991 10-K
                  BTU Engineering Corporation and John Hancock Mutual Life
                  Insurance Company.

           10.37  BTU International, Inc. 1993 Equity Incentive Plan *                       10.37            1992 10-K

           10.38  Credit agreement between BTU International, Inc. and Shawmut               10.38            1994 10-K
                  Bank, N.A., dated November 16, 1994.

           10.39  BTU(UK) Limited and RD International (UK) Limited underlease,              10.39            1994 10-K
                  relating to Unit B15 Southwood Summit Centre

           10.40  First Modification to Credit Agreement between International, Inc.         10.40            1995 10-K
                  and Shawmut Bank, N.A., dated October 20, 1995.

           10.41  Second Modification to Credit Agreement between International, Inc.        10.41            1995 10-K
                  and Shawmut Bank, N.A., dated November 27, 1995.


Exhibit 11.       Statement re: computation of per share earnings

  Filed herewith:

            11.0  Calculation of net income per common share


Exhibit 13.       Annual report to stockholders

  Filed herewith:

            13.0 BTU International, Inc. 1996 Annual Report, except for the specific portions incorporated by reference herein, the Annual Report is being furnished for information purposes only and is not deemed to be filed.


Exhibit 21.       Subsidiaries of the registrant

  Filed herewith:

            21.0  Subsidiaries of the Registrant.


Exhibit 23.       Consents of experts and counsel

  Filed herewith:

            23.1  Consent of Arthur Andersen LLP

* - Indicates management contract or compensatory plan or arrangement.

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)




                                         For the Year Ended December 31, 1996
                                         ------------------------------------
                                                        Additions
                                             ----------------------------
                           Balance            Charged
                             at              to costs             Charged                     Balance
                          beginning             and              to other     Deductions-     at end
Description               of period          expenses            accounts         (A)        of period
-----------               ---------          --------            --------         ---        ---------
Allowance for doubtful
accounts                    $191                $-                  $-            $31          $160



                                         For the Year Ended December 31, 1995
                                         ------------------------------------
                                                       Additions
                                             ----------------------------
                           Balance            Charged
                             at              to costs             Charged                     Balance
                          beginning             and              to other     Deductions-     at end
Description               of period          expenses            accounts         (A)        of period
-----------               ---------          --------            --------         ---        ---------
Allowance for doubtful
accounts                    $114                $77                 $-            $-           $191


                                        For the Year Ended December 31, 1994
                                        ------------------------------------
                                                       Additions
                                             -----------------------------
                           Balance            Charged
                             at              to costs             Charged                     Balance
                          beginning             and              to other     Deductions-     at end
Description               of period          expenses            accounts         (A)        of period
-----------               ---------          --------            --------         ---        ---------
Allowance for doubtful
accounts                     $49                $65                 $-            $-           $114

     (A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.