Form 10-Q
period 1997-03-30
BTU INTERNATIONAL INC
filed 1997-05-13
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 7, 1997:
7,280,096 shares.



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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                           (Unaudited)
                                                            March 30,            December 31,
                                                              1997                   1996
---------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                              $ 9,416                $10,218
     Accounts receivable, less reserves of
         $160 in 1997 and $160 in 1996                       11,129                 10,630
     Inventories (Note 2)                                    10,034                  9,760
     Other current assets                                     1,512                  1,661
---------------------------------------------------------------------------------------------
         Total current assets                                32,091                 32,269
---------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                       210                    210
     Buildings and improvements                               5,592                  5,591
     Machinery and equipment                                  5,159                  5,021
     Furniture and fixtures                                     731                    731
---------------------------------------------------------------------------------------------
                                                             11,692                 11,553
     Less-Accumulated depreciation                            7,503                  7,288
---------------------------------------------------------------------------------------------

         Net property, plant and equipment                    4,189                  4,265

Other assets, net of accumulated amortization of $424
     in 1997 and $421 in 1996                                   226                    229
---------------------------------------------------------------------------------------------
                                                            $36,506                $36,763
=============================================================================================






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                    (Unaudited)
                                                                     March 30,          December 31,
                                                                       1997                1996
----------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   363              $  363
     Accounts payable                                                  4,096               4,124
     Other current liabilities                                         2,672               2,514
----------------------------------------------------------------------------------------------------
         Total current liabilities                                     7,131               7,001
----------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       5,264               5,352
Deferred income taxes                                                  2,203               2,203
----------------------------------------------------------------------------------------------------

                                                                      14,598              14,556
----------------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                                     -                   -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,635,377 and 7,635,167 shares
         at 1997 and  1996 respectively                                   76                  76
     Additional paid-in capital                                       20,116              20,115
     Accumulated earnings                                              2,535               2,811
     Treasury stock - 355,281 shares at cost,
        at March 30, 1997 and December 31, 1996                       (1,183)             (1,183)
----------------------------------------------------------------------------------------------------

                                                                      21,544              21,819
     Cumulative foreign currency translation adjustment                  364                 388
----------------------------------------------------------------------------------------------------

         Total stockholders' investment                               21,908              22,207
----------------------------------------------------------------------------------------------------

                                                                     $36,506             $36,763
====================================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        2

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                           Three Months Ended.
                                                        -----------------------
                                                        March 30,      March 31,
                                                         1997            1996
--------------------------------------------------------------------------------
Net sales                                              $11,026         $11,748
Cost of goods sold                                       6,235           6,500
--------------------------------------------------------------------------------
         Gross profit                                    4,791           5,248

Operating expenses:
     Selling, general and administrative                 3,637           3,704
     Research, development and engineering               1,029           1,037
     Restructuring Charge                                  530            --
--------------------------------------------------------------------------------

         Income from operations                           (405)            507
--------------------------------------------------------------------------------

     Interest income                                       105              55
     Interest expense                                     (127)           (139)
     Other income, net                                       9              29
--------------------------------------------------------------------------------

         Income before provision for income taxes         (418)            452
         Income tax provision                             (142)             95
--------------------------------------------------------------------------------

         Net (loss) income                             $  (276)        $   357
================================================================================

         Net (loss) income per share                   $ (0.04)        $  0.05
================================================================================
     Weighted average number of shares and share
         equivalents outstanding                      7,279,924       7,356,898
================================================================================



   The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        3

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                    FOR THE THREE MONTHS ENDED MARCH 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                 ADDITIONAL                           CUMULATIVE      TOTAL
                       COMMON     PAID-IN  ACCUMULATED    TREASURY   TRANSLATION  STOCKHOLDERS'
                       STOCK      CAPITAL    EARNINGS      STOCK      ADJUSTMENT   INVESTMENT
-----------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period             $76       $20,115      $2,811     $(1,183)      $388        $22,207

Net income (loss)        --            --        (276)         --         --           (276)

Sale of  Common
Stock                    --             1          --          --         --              1

Translation
Adjustment               --            --          --          --        (24)           (24)

---------------------------------------------------------------------------------------------

Balance,
end of
the period              $76       $20,116      $2,535     $(1,183)      $364        $21,908
=============================================================================================




   The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        4

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      MARCH 30,      MARCH 31,
                                                                        1997           1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                $  (276)        $   357
    Adjustments to reconcile net income to net cash
     provided by(used in) operating activities -
     Depreciation and amortization                                       215             203
     Net changes in operating assets and liabilities-
       Accounts receivable                                              (499)            721
       Inventories                                                      (274)         (1,308)
       Other current assets                                              149             156
       Accounts payable                                                  (28)           (174)
       Other current liabilities                                         158            (406)
       Other assets                                                        3              --
----------------------------------------------------------------------------------------------

    Net cash used in operating activities                               (552)           (451)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment, net                     (139)           (237)
----------------------------------------------------------------------------------------------

    Net cash used in investing activities                               (139)           (237)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Principal payments under long-term debt and capital lease
     obligations                                                         (88)            (83)
    Proceeds from issuance of common stock                                 1              --
    Purchase of treasury stock                                            --             (55)
----------------------------------------------------------------------------------------------

    Net cash used in financing activities                                (87)           (138)
----------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                         (24)             (2)
----------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                               (802)           (828)
Cash and cash equivalents, at beginning of the period                 10,218           6,145
----------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                      $ 9,416         $ 5,317
==============================================================================================
Supplemental disclosures of cash flow information
    Cash paid (received/refunded) during the periods for -
    Interest                                                         $   127         $   139
     Income taxes                                                          5             218

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




(1) Basis for presentation

     The condensed consolidated balance sheet as of March 30, 1997, the condensed consolidated statement of stockholders' investment for the three months ended March 30, 1997, the condensed consolidated statement of cash flows for the three months ended March 30, 1997 and March 31, 1996, and the related condensed consolidated statements of operations for the quarters ended March 30, 1997 and March 31, 1996 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1996, together with the auditors' report, included in the Company's "1996 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories

     Inventories at March 30, 1997 and December 31, 1996 consisted of:


                                                          ($000)
                                                 -------------------------
                                                 March 31,     December 31,
                                                   1997            1996
--------------------------------------------------------------------------------
Raw materials and manufactured components        $ 4,714         $5,660
Work-in-process                                    3,444          2,527
Finished goods                                     1,876          1,573
--------------------------------------------------------------------------------
                                                 $10,034         $9,760
================================================================================

(3) Debt

     Debt at March 30, 1997 and December 31,1996 consisted of:

                                                                                  ($000)
                                                                         --------------------------
                                                                         March 30,     December 31,
                                                                            1997           1996
---------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                 $5,585        $5,664
Capital lease obligations, interest rates ranging from 5.9% to 15.6%,
net of interest of $5,000 and $ 6,000 in 1997 and 1996, respectively           42            51
---------------------------------------------------------------------------------------------------
                                                                            5,627         5,715
Less-current maturities                                                       363           363
---------------------------------------------------------------------------------------------------
                                                                           $5,264        $5,352
===================================================================================================

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



     The mortgage note payable is secured by the Company's land and building and required monthly payments of $68,500, including interest at 9.0%, with a balloon payment due and payable on April 1, 1997.

     The Company refinanced the mortgage note payable with the same institution, extending the maturity date to April 1, 2004. The new agreement requires monthly payments of $ 53,922, including interest at 8.125%. A final balloon payment of $ 3,797,000 is due at maturity.



(4) Earnings Per Share

     On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. This Statement is not expected to have a material impact on the Company's earnings per share presentation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - In the first quarter of 1997, net sales decreased by $722,000, a decrease of 6% when compared to the first quarter of 1996. The decrease in sales between the two periods reflected a continuation of the slowdown experienced in 1996 for capital expenditures, in the electronics industry. During the first quarter of 1997, as compared to the first quarter of 1996, sales to the Far East and Europe, increased as a percentage of total sales, with the offset coming from a decline in sales to North America customers.

     Gross Profit - Gross profit decreased by $457,000, or 9%, in the first quarter of 1997, compared to the first quarter of 1996. Gross profit as a percent of sales decreased 1.2 %, from 44.7% to 43.5%, for the first quarter of 1997 versus the same quarter in 1996. The decrease in gross profit was due primarily to the overall decrease in revenues versus the first quarter of 1996, as well as a change in the product mix.

     Selling, General and Administrative - In the first quarter of 1997, selling, general and administrative expense decreased by $67,000, or 1.8%, to $3,637,000, as compared to the same period in 1996. The significant decrease was in commissions expense paid during the first quarter 1997, directly related to the sales volume.

     Research, Development and Engineering - Expenses in this area for the first quarter of 1997 decreased by $ 8,000, or 0.8%, as compared to the first quarter of 1996. The Company continues to fund ongoing investment in the development of new products for many of its product lines, at a similar level as the first quarter of 1996.

     Restructuring Charge - During the first quarter of 1997, the Company incurred a restructuring charge of $ 530,000, representing a one time cost, incurred as the result of a reduction in overhead personnel, as well as a restructuring of our US and Far East organizations. These actions are in response to a shift in the amount of out-sourced materials and a change in our approach to sales and service support in certain Far East territories.

     Interest Income - In the first quarter of 1997 interest income increased by $50,000, or 90%, as compared to the first quarter of 1996. The increase in interest income is due to the higher average investment balance in 1997 versus 1996.

     Interest Expense - Interest expense decreased by $12,000, or 8.6%, for the first quarter of 1997, as compared to the first quarter of 1996. The slight decrease in expense is due to the lower level of interest due on the mortgage as its principal balance decreases.

     Income Taxes - In the first quarter of 1997 the Company recorded a tax benefit of $142,000 versus a tax provision of $ 95,000 for the first quarter of 1996. The effective tax rate for the first quarter of 1997 was 34%, as compared to an effective tax rate for the first quarter of 1996 of 21%. This compares to the statutory rate of 34%. During the first quarter of 1997 the Company recorded a tax benefit due to the pre-tax loss of $418,000. The Company recorded this tax benefit based on the expectation that it will be profitable in 1997. During the first quarter of 1996, the Company recorded the use of net operating losses carryforwards (NOL) , resulting in the lower effective tax rate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured revolving line of credit with a bank, which allows for aggregate borrowings and/or letters of credit of up to $5,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, subject to certain financial covenants. In addition, the Company established a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. The proceeds of these equipment loans can fund up to 75% of the cost of qualifying equipment purchases, collateralized by a first security interest on the purchased equipment. These equipment loans are subject to interest at either the Bank's base rate or a Eurodollar rate, and must be repaid in monthly principal and interest payments over a period not to exceed seven years. No amounts were outstanding under either of these loan agreements as of March 30, 1997.

     The current mortgage had an outstanding balance of $5,585 ,000 at March 30, 1997. This mortgage has an annual interest rate of 9% with a balloon payment of $5,585,000 due at maturity on April 1, 1997.

     The Company refinanced the mortgage note payable with the same institution, extending the maturity date to April 1, 2004. The new agreement requires monthly payments of $ 53,922, including interest at 8.125%. A final balloon payment of $ 3,797,000 is due at maturity.

     The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements through into 1998.



FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, general market conditions governing supply and demand, the timely availability and acceptance of new products, and the impact of competitive products and pricing and other risks detailed in the Company's SEC reports.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BTU INTERNATIONAL, INC.

    DATE: May 12, 1997             BY: /s/ Paul J. van der Wansem
                                       --------------------------
                                   Paul J. van der Wansem
                                   President, Chief Executive Officer
                                   (principal executive officer) and Director

    DATE: May 12, 1997             BY: /s/ Thomas P. Kealy
                                       -------------------
                                   Thomas P. Kealy
                                   Vice President, Corporate Controller and
                                   Chief Accounting Officer (principal
                                   financial and accounting officer)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report.