Form 10-Q
period 1997-06-29
BTU INTERNATIONAL INC
filed 1997-08-12
CIK 840883

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ______________

                           __________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 7, 1997: 7,290,944 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                          (Unaudited)
                                                            June 29,      December 31,
                                                             1997            1996
--------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                              $10,831         $10,218
     Accounts receivable, less reserves of
         $160 in 1997 and $160 in 1996                       11,975          10,630
     Inventories (Note 2)                                     9,405           9,760
     Other current assets                                       674           1,661
--------------------------------------------------------------------------------------
         Total current assets                                32,885          32,269
--------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                       210             210
     Buildings and improvements                               5,764           5,591
     Machinery and equipment                                  5,198           5,021
     Furniture and fixtures                                     737             731
--------------------------------------------------------------------------------------
                                                             11,909          11,553
--------------------------------------------------------------------------------------
     Less-Accumulated depreciation                            7,714           7,288
--------------------------------------------------------------------------------------

         Net property, plant and equipment                    4,195           4,265

Other assets, net of accumulated amortization
of $427 in 1997 and $421 in 1996                                227             229
--------------------------------------------------------------------------------------

                                                            $37,307         $36,763
======================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                          (Unaudited)
                                                            June 29,      December 31,
                                                              1997            1996
--------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                $    363          $    363
     Accounts payable                                         4,759             4,124
     Other current liabilities                                2,598             2,514
--------------------------------------------------------------------------------------
         Total current liabilities                            7,720             7,001
--------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                              5,174             5,352
Deferred income taxes                                         2,203             2,203
--------------------------------------------------------------------------------------

                                                             15,097            14,556
--------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                           --                --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,637,327 and 7,635,167 shares
             at 1997 and 1996 respectively                       76                76
     Additional paid-in capital                              20,120            20,115
     Accumulated earnings                                     2,838             2,811
     Treasury stock - 355,281 shares at cost,
         at June 29, 1997 and December 31, 1996              (1,183)           (1,183)
--------------------------------------------------------------------------------------

                                                             21,851            21,819
     Cumulative foreign currency translation adjustment         359               388
--------------------------------------------------------------------------------------

         Total stockholders' investment                      22,210            22,207
--------------------------------------------------------------------------------------

                                                           $ 37,307          $ 36,763
======================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
       FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                             --------------------------    --------------------------
                                               June 29,       June 30,       June 29,      June 30,
                                                 1997           1996           1997          1996
-----------------------------------------------------------------------------------------------------
Net sales                                    $    12,799    $    11,746    $    23,825    $    23,494
Cost of goods sold                                 7,631          6,985         13,866         13,485
-----------------------------------------------------------------------------------------------------

         Gross profit                              5,168          4,761          9,959         10,009

Operating expenses:
     Selling, general and administrative           3,639          3,453          7,276          7,157
     Research, development and engineering           904            904          1,933          1,941
     Restructuring Charge                             --             --            530             --
-----------------------------------------------------------------------------------------------------

         Income from operations                      625            404            220            911
-----------------------------------------------------------------------------------------------------

     Interest income                                  90             42            195             97
     Interest expense                               (102)          (134)          (229)          (273)
     Net gain on sale of investment                   --          3,400             --          3,400
     Other income (expense), net                    (262)            20           (253)            49
-----------------------------------------------------------------------------------------------------

         Income before taxes                         351          3,732            (67)         4,184
         Income tax provision                         48            639            (94)           734
-----------------------------------------------------------------------------------------------------

         Net income                          $       303    $     3,093    $        27    $     3,450

=====================================================================================================

         Net income per share                $      0.04    $      0.42    $      0.00    $      0.47
=====================================================================================================
     Weighted average number of shares
        and share equivalents outstanding      7,328,542      7,338,702      7,320,660      7,336,686
=====================================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                     FOR THE SIX MONTHS ENDED JUNE 29, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                              ADDITIONAL                                     CUMULATIVE         TOTAL
                 COMMON         PAID-IN       ACCUMULATED     TREASURY       TRANSLATION    STOCKHOLDERS'
                  STOCK         CAPITAL        EARNINGS         STOCK        ADJUSTMENT      INVESTMENT
----------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period        $76         $20,115           $2,811       $(1,183)          $388          $22,207

Net income          --              --               27            --             --               27

Sales of
common
stock               --               5               --            --             --                5

Translation
adjustment          --              --               --            --            (29)             (29)


----------------------------------------------------------------------------------------------------------
Balance,
end of
the period         $76         $20,120           $2,838       $(1,183)          $359          $22,210
==========================================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      JUNE 29,   JUNE 30,
                                                                        1997       1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                  $     27    $  3,450
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
              Depreciation and amortization                               428         414
              Net changes in operating assets and liabilities-
              Accounts receivable                                      (1,345)      1,915
              Inventories                                                 355        (353)
              Other current assets                                        987         (62)
              Accounts payable                                            635      (1,305)
              Other current liabilities                                    84        (705)
              Other assets                                                  2          (3)
              Net gain on sale of investment                               --      (3,400)
-----------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities       1,173         (49)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                 (358)       (486)
         Net proceeds from sale of investment                              --       6,876
-----------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities        (358)      6,390
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                   (178)       (165)
         Proceeds from issuance of common stock                             5          47
         Purchase of treasury stock                                                   (55)
-----------------------------------------------------------------------------------------

              Net cash provided by (used in) financing activities        (173)       (173)
-----------------------------------------------------------------------------------------
Effect of exchange rates on cash                                          (29)         27
-----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 613       6,195
Cash and cash equivalents, at beginning of the period                  10,218       6.145
-----------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                      $ 10,831    $ 12,340
=========================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                  $    229    $    273
           Income taxes                                              $   (642)   $    381


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of June 29, 1997, the condensed consolidated statement of stockholders' investment for the six months ended June 29, 1997, the condensed consolidated statement of cash flows for the six months ended June 29, 1997 and June 30, 1996, and the related condensed consolidated statements of operations for the three and six months ended June 29, 1997, and June 30, 1996, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1996, together with the auditors' report, included in the Company's "1996 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories

     Inventories at June 29, 1997 and December 31, 1996 consisted of:

                                                                 ($000)
                                                         -----------------------
                                                         June 29,   December 31,
                                                           1997        1996
--------------------------------------------------------------------------------
Raw materials and manufactured components                 $4,955      $5,660
Work-in-process                                            2,703       2,527
Finished goods                                             1,747       1,573
================================================================================
                                                          $9,405      $9,760
================================================================================


(3) Debt

     Debt at June 29, 1997 and December 31,1996 consisted of:

                                                                                        ($000)
                                                                                -----------------------
                                                                                June 29,   December 31,
                                                                                  1997        1996
-------------------------------------------------------------------------------------------------------
9.0% Mortgage note payable                                                       $5,505      $5,664
Capital lease obligations, interest rates ranging from 5.9% to 15.6%,
  net of interest of $5,000 and $6,000 in 1997 and 1996, respectively                32          51
-------------------------------------------------------------------------------------------------------
                                                                                  5,537       5,715
Less-current maturities                                                             363         363
-------------------------------------------------------------------------------------------------------
                                                                                 $5,174      $5,352
=======================================================================================================

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



         The mortgage note payable is secured by the Company's land and building and required monthly payments of $68,500, including interest at 9.0%.

         The Company refinanced the mortgage note payable with the same institution on June 30, 1997, extending the maturity date to July 1, 2004. The new agreement requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $ 3,797,000 is due at maturity.



(4) Earning Per Share

         On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement superseded APB Opinion No.15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. This Statement is not expected to have a material impact on the Company's earnings per share presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - In the second quarter of 1997, net sales increased by $1,053,000, a increase of 9% when compared to the second quarter of 1996. For the first six months of 1997 sales increased by $331,000, or 1.4%, when compared to the same period in 1996. The increase in sales between the two periods reflected a continuation in improved business activity in the electronics industry in 1997 versus 1996. During the second quarter and first six months of 1997 sales to the Far East and Europe, increased as a percentage of total sales, when compared to the same periods in 1996.

     Gross Profit - Gross profit increased by $407,000, or 9%, in the second quarter of 1997 compared to the second quarter of 1996. Gross profit for the second quarter as a percentage of sales was similar, with a 40.4% margin in 1997 as compared to 40.5% in 1996. For the first six months of 1997 gross profit decreased by $50,000, or 0.5% as compared to the first half of 1996. The increase in gross profit in the second quarter was a result of the upturn in sales versus the second quarter of 1996 as the gross margin percentage was basically unchanged. The decrease in the year to date gross profit was due to product mix, as sales on a year to date basis were 1.4% higher in 1997 versus 1996.

     Selling, General and Administrative - In the second quarter of 1997, selling, general and administrative expense increased by $186,000, or 5.4%, to $3,639,000, as compared to the second quarter in 1996. For the first six months of 1997, selling, general and administrative expense increased by $119,000, or 1.7%, as compared to the year to date number in 1996. The increase in both the second quarter and year to date number related to the cost to expand sales and service operations in the Far East

     Research, Development and Engineering - Expenses in this area for the second quarter of 1997 were the same, at $904,000 as for the same period in 1996. For the first six months of 1997 research, development and engineering expenses decreased by $8,000, or 0.4%, as compared to the first six months of 1996. The Company continues to fund ongoing investment in the development on new products for many of its product lines at a similar level in 1997 as it did in 1996.

     Restructuring Charge - During the first quarter of 1997, the Company incurred a restructuring charge of $530,000, and thus this charge is reflected in the six months ended June 29, 1997. This charge represented a one-time cost regarding actions taken in response to a shift in the amount of out-sourced materials and a change to a direct approach to sales and service support in certain Far East territories.

     Interest Income - In the second quarter and first six months of 1997 interest income increased by $48,000, or 114%, and $ 98,000 or 101% respectively, as compared to the same periods in 1996. The increase in interest income is due to the higher investment balances in 1997 versus 1996.

     Interest Expense - Interest expense decreased by $32,000, or 24%, for the second quarter of 1997, and by $44,000, or 16%, for the first six months, as compared to the same periods in 1996. The decrease is partially due to the lower level of interest due on the mortgage as its principal balance decreases.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Net Gain on Sale of Investment - During the second quarter of 1996 the Company sold its 19.4% interest in Bruce Technologies International (BTI) for $7,000,000. The resulting $3,400,000 net gain on this transaction represents a significant change in net income for the Company in 1996. The after tax effect of the transaction accounted for $0.38 per share in the net income during the second quarter 1996.


     Other Income(Expense) - During the second quarter 1997 the Company incurred a one-time charge to Other Expense of $271,000 for the adverse jury determination regarding a California service representative.

     Income Taxes - In the second quarter of 1997 the Company recorded a tax provision of $48,000 versus a tax provision of $639,000 for the second quarter 1996. For the first six months of 1997 the Company recorded a tax benefit of $94,000 versus a tax provision of $734,000 for the first six months of 1996. The 1997 benefit recorded reflects the use of certain NOL carryforwards available to the Company's U.K. subsidiary, which was profitable in 1997. The effective tax rate for the second quarter of 1997 was 14%, as compared to an effective tax rate for the second quarter of 1996 of 17%. This compares to the statutory rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES


     The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $5,000,000. Borrowings are available to the Comapny at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until July 1, 1998, and is subject to certain financial covenants. In addition, the Company has a secured equipment loan facility with the same bank, with the ability to borrow up to $1,000,000 for purchases of equipment. The proceeds of these equipment loans to fund up to 75% of the cost of qualifying equipment purchases, with a collateralized first security interest on the purchased equipment. These equipment loans are subject to interest at either the Bank's base rate or a Eurodollar rate, and must be repaid in monthly principal and interest payments over a period not to exceed seven years. No amounts were outstanding under either of these loan agreements as of June 29, 1997.

     The current mortgage had an outstanding balance of $5,505,000 at June 29, 1997. This mortgage has an annual interest rate of 9%. The Company refinanced the mortgage note payable with the same institution on June 30, 1997, extending the maturity date to July 1, 2004. The new agreement requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,797,000 is due a maturity.


     The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements into 1998.


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

                                                         BTU INTERNATIONAL, INC.


DATE: August 11, 1997               BY: /s/ Paul J. van der Wansem
                                        --------------------------
                                    Paul J. van der Wansem
                                    President, Chief Executive Officer
                                    (principal executive officer) and Director

DATE: August 11, 1997               BY: /s/ Thomas P. Kealy
                                        -------------------
                                    Thomas P. Kealy
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer (principal
                                    financial and accounting officer)

PART II. OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held on May 30, 1997.

     (b) All directors of the Company were re-elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c)  The voting for the directors was as follows:

                                              For               Withheld
                                              ---               --------
Paul J. van der Wansem                     6,379,945            170,514
Alexander V. d'Aebeloff                    6,265,454            285,005
David A.B. Brown                           6,380,245            170,214
J. Chuan Chu                               6,147,954            402,505




          (d) The Stockholders approved an amendment to the Company's 1993 Equity Incentive Plan.


               The voting for the amendment was as follows:

                         For                          5,413,418
                         Against                        616,391
                         Abstain                        134,477
                         Broker Non-Votes               386,173




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                 Exhibit 11.0 - Calculation of net income per common and common equivalent share.

          (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the period covered by this report.