Form 10-Q
period 1997-09-28
BTU INTERNATIONAL INC
filed 1997-11-12
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 28, 1997

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

       Registrant's telephone number, including area code: (978) 667-4111

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 3, 1997: 7,304,296 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                  (Unaudited)
                                                 September 28,     December 31,
                                                     1997             1996
--------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                      $12,518          $10,218
     Accounts receivable, less reserves of
         $160 in 1997 and $160 in 1996               10,702           10,630
     Inventories (Note 2)                             8,685            9,760
     Other current assets                               741            1,661
--------------------------------------------------------------------------------
         Total current assets                        32,646           32,269
--------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                               210              210
     Buildings and improvements                       5,862            5,591
     Machinery and equipment                          5,238            5,021
     Furniture and fixtures                             760              731
--------------------------------------------------------------------------------
                                                     12,070           11,553
     Less-Accumulated depreciation                    7,829            7,288
--------------------------------------------------------------------------------

         Net property, plant and equipment            4,241            4,265

Other assets, net of accumulated amortization
of $432 in 1997 and $421 in 1996                        268              229
--------------------------------------------------------------------------------
                                                    $37,155          $36,763
================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                             (Unaudited)
                                                            September 28,   December 31,
                                                                1997            1996
----------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                   $    225        $    363
     Accounts payable                                            4,058           4,124
     Other current liabilities                                   2,602           2,514
----------------------------------------------------------------------------------------
         Total current liabilities                               6,885           7,001
----------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                 5,365           5,352
Deferred income taxes                                            2,203           2,203
----------------------------------------------------------------------------------------

                                                                14,453          14,556
----------------------------------------------------------------------------------------
Stockholders' investment (Note 4)
     Preferred stock, $1 par value-
         Authorized - 5,000,000 shares
         Issued and outstanding - none                              --              --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,659,577 and 7,635,167 shares
             at 1997 and 1996 respectively                          76              76
     Additional paid-in capital                                 20,155          20,115
     Accumulated earnings                                        3,323           2,811
     Treasury stock - 355,281 shares at cost,
      at September 28, 1997 and December 31, 1996               (1,183)         (1,183)
----------------------------------------------------------------------------------------

                                                                22,371          21,819
     Cumulative foreign currency translation adjustment            331             388
----------------------------------------------------------------------------------------

         Total stockholders' investment                         22,702          22,207
----------------------------------------------------------------------------------------

                                                              $ 37,155        $ 36,763
========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                       Three Months Ended  .                  Nine Months Ended  .
                                                 ------------------------------        ------------------------------
                                                   Sept. 28,          Sept. 29,          Sept. 28,          Sept. 29,
                                                     1997               1996               1997               1996
---------------------------------------------------------------------------------------------------------------------
Net sales                                        $    12,722        $    10,373        $    36,547        $    33,867
Cost of goods sold                                     7,557              6,093             21,423             19,578
---------------------------------------------------------------------------------------------------------------------

         Gross profit                                  5,165              4,280             15,124             14,289

Operating expenses:
     Selling, general and administrative               3,717              3,284             10,993             10,441
     Research, development and engineering               847                879              2,780              2,820
     Restructuring charge                                 --                 --                530                 --
---------------------------------------------------------------------------------------------------------------------

         Income from operations                          601                117                821              1,028
---------------------------------------------------------------------------------------------------------------------

     Interest income                                     126                126                321                223
     Interest expense                                   (120)              (183)              (349)              (456)
     Net gain on sale of investment                       --                 --                 --              3,400
     Other income (expense), net                          17                 17               (236)                66
---------------------------------------------------------------------------------------------------------------------

         Income before taxes                             624                 77                557              4,261
         Income tax provision                            139                  3                 45                737
---------------------------------------------------------------------------------------------------------------------

         Net income                              $       485        $        74        $       512        $     3,524

=====================================================================================================================


         Net income per share                    $      0.07        $      0.01        $      0.07        $      0.48
=====================================================================================================================
     Weighted average number of shares
        and share equivalents outstanding          7,406,764          7,361,268          7,370,248          7,337,700
=====================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                             ADDITIONAL                               CUMULATIVE       TOTAL
                   COMMON     PAID-IN    ACCUMULATED     TREASURY     TRANSLATION   STOCKHOLDERS'
                   STOCK      CAPITAL      EARNINGS        STOCK      ADJUSTMENT     INVESTMENT
-------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period         $76       $20,115       $2,811       $(1,183)       $ 388        $ 22,207

Net income           --            --          512            --           --             512

Sales of
common
stock                --            40           --            --           --              40

Translation
adjustment           --            --           --            --          (57)            (57)

-------------------------------------------------------------------------------------------------
Balance,
end of
the period          $76       $20,155       $3,323       $(1,183)       $ 331        $ 22,702
=================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       SEPTEMBER 28,   SEPTEMBER 29,
                                                                           1997            1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                      $    512        $  3,524
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
              Depreciation and amortization                                   664             613
              Net gain on sale of investment                                   --          (3,400)
              Net changes in operating assets and liabilities-
              Accounts receivable                                             (72)            888
              Inventories                                                   1,075             (13)
              Other current assets                                            920              (6)
              Accounts payable                                                (66)         (1,194)
              Other current liabilities                                        88          (1,828)
              Other assets                                                    (39)             (2)
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities           3,082          (1,418)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                     (640)           (705)
         Net proceeds from sale of investment                                  --           6,876
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities            (640)          6,171
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                       (247)           (249)
         Proceeds from mortgage refinance                                     122              --
         Proceeds from issuance of common stock                                40              71
         Purchase of treasury stock                                            --             (55)
----------------------------------------------------------------------------------------------------

              Net cash provided by (used in) financing activities             (85)           (233)
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                              (57)             21
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                   2,300           4,541
Cash and cash equivalents, at beginning of the period                      10,218           6,145
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                          $ 12,518        $ 10,686
===================================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received/refunded) during the periods for -
           Interest                                                      $    349        $    456
           Income taxes                                                  $   (546)       $  1,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of September 28, 1997, the condensed consolidated statement of stockholders' investment for the nine months ended September 28, 1997, the condensed consolidated statements of cash flows for the nine months ended September 28, 1997 and September 29, 1996, and the related condensed consolidated statements of operations for the three and nine months ended September 28, 1997, and September 29, 1996, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1996, together with the auditors' report, included in the Company's "1996 Annual Report," and filed in conjunction with Form 10K.


(2) Inventories

     Inventories at September 28, 1997 and December 31, 1996 consisted of:

                                                         ($000)
                                             ------------------------------
                                             September 28,     December 31,
                                                 1997              1996
---------------------------------------------------------------------------
Raw materials and manufactured components       $4,505            $5,660
Work-in-process                                  2,618             2,527
Finished goods                                   1,562             1,573
---------------------------------------------------------------------------
                                                $8,685            $9,760
===========================================================================

(3) Debt

     Debt at September 28, 1997 and December 31,1996 consisted of:

                                                                                     ($000)
                                                                         -----------------------------
                                                                         September 28,    December 31,
                                                                             1997             1996
------------------------------------------------------------------------------------------------------
 Mortgage note payable,  8.125% at 9-28-97,  9.0% at 12-31-96               $5,567           $5,664
Capital lease obligations, interest rates ranging from 5.9% to 15.6%,
  net of interest of $5,000 and $6,000 in 1997 and 1996, respectively           23               51
------------------------------------------------------------------------------------------------------
                                                                             5,590            5,715
Less-current maturities                                                        225              363
------------------------------------------------------------------------------------------------------
                                                                            $5,365           $5,352
======================================================================================================

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



         The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable was refinanced with the same institution on June 30, 1997, extending the maturity date to July 1, 2004. The new agreement requires a final balloon payment of $ 3,797,000 at maturity.

         The original mortgage required a monthly payment of $68,500, including interest at 9.0%.



(4)   Earning Per Share

         On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement superseded APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. This Statement is not expected to have a material impact on the Company's earnings per share presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - In the third quarter of 1997, net sales increased by $2,349,000, an increase of 22.6% when compared to the third quarter of 1996. For the first nine months of 1997, sales increased by $2,680,000, or 7.9%, when compared to the same period in 1996. The increase in sales between the two periods reflected a continuation in improved business activity in the electronics industry in 1997 versus 1996, particularly in the surface mount technology business. During the third quarter 1997 sales in North America increased as percentage of total versus the third quarter 1996. However, for the first nine months of 1997 sales to the Far East and Europe, increased sightly as a percentage of total sales, when compared to the first nine months in 1996.

     Gross Profit - Gross profit increased by $885,000, or 20.7%, in the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997 gross profit increased by $835,000, or 5.8% as compared to the first nine months of 1996. Gross profit for the third quarter and year to date as a percentage of sales decreased by 0.7%, and 0.8% respectively as compared to the comparable periods in 1996. The increase in gross profit in the third quarter and year to date nine months was a result of the upturn in sales versus the third quarter and first nine months of 1996. The decrease in gross margins as a percentage of sales for both the third quarter 1997 and the nine months year to date versus the same periods in 1996, was due to product mix.

     Selling, General and Administrative - In the third quarter of 1997, selling, general and administrative expense increased by $433,000, or 11.6%, to $3,717,000, as compared to the third quarter in 1996. For the first nine months of 1997, selling, general and administrative expense increased by $552,000, or 5.3%, as compared to the year to date number in 1996. The increase in both the third quarter and year to date numbers are related to sales commissions paid due to the increase in sales and costs incurred to expand sales and service operations in the Far East

     Research, Development and Engineering - Expenses in this area for the third quarter of 1997 decrease by $32,000 or 3.6% to $847,000 as compared to $879,000 for the third quarter in 1996. For the first nine months of 1997 research, development and engineering expenses decreased by $40,000, or 1.4%, as compared to the first nine months of 1996. The Company continues to fund ongoing investment in the development on new products for many of its product lines at a similar level in 1997 as it did in 1996.

     Restructuring Charge - During the first quarter of 1997, the Company incurred a restructuring charge of $530,000. This charge represented a one-time cost regarding actions taken in response to a shift in the amount of out-sourced materials and a change to a direct approach to sales and service support in certain Far East territories.

     Interest Income - In the third quarter of 1997 interest income was the same, at $126,000, as for the third quarter in 1996. For the first nine months of 1997 interest income increased by $98,000 or 43.9% as compared to the same periods in 1996. The increase in interest income is due to the higher investment balances in 1997 versus 1996.

     Interest Expense - Interest expense decreased by $63,000, or 34.4%, for the third quarter of 1997, and by $107,000, or 23.5%, for the first nine months, as compared to the same periods in 1996. The decrease is partially due to the lower level of interest due on the mortgage due to the lower rate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     Net Gain on Sale of Investment - During the second quarter of 1996 the Company sold its 19.4% interest in Bruce Technologies International (BTI) for $7,000,000, resulting in a $3,400,000 net gain. The after tax effect of the transaction represented $0.38 per share.


     Other Income(Expense) - During the second quarter 1997 the Company incurred a one-time charge of $271,000 for the adverse jury determination regarding a California service representative.

     Income Taxes - In the third quarter of 1997 the Company recorded a tax provision of $139,000 versus a tax provision of $3,000 for the third quarter 1996. For the first nine months of 1997 the Company recorded a tax provision of $45,000 versus a tax provision of $737,000 for the first nine months of 1996. The 1997 provisions reflects the use of certain NOL carryforwards available to the Company's U.K. subsidiary, which is profitable in 1997. The effective tax rate for the third quarter of 1997 was 22%, as compared to an effective tax rate for the third quarter of 1996 of 4%. The effective tax rate for the first nine months of 1997 was 8% as compared to 17% for the same period in 1996. These compares to the statutory rate of 34%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)





LIQUIDITY AND CAPITAL RESOURCES


     During the third quarter of 1997, the Company completed two financing agreements. The Company completed the refinancing of the mortgage note payable with the same institution. In addition the Company expanded its line of credit by entering into a new long term credit agreement with a Bank to provide greater flexibility in working capital and potential expansion in the future.

     The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this credit agreement as of September 28, 1997.

     The Mortgage note payable had an outstanding balance of $5,567,000 at September 28, 1997. This mortgage has an annual interest rate of 8.125%. The Company refinanced the mortgage note payable with the same institution on June 30, 1997, extending the maturity date to July 1, 2004. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,797,000 is due a maturity.


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

                                                         BTU INTERNATIONAL, INC.

        DATE: November 10, 1997       BY: /s/ Paul J. van der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

        DATE: November 10, 1997       BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and
                                   common equivalent share.

                    Exhibit 10.42 Mortgage note between BTU International, Inc. and John Hancock Mutual Life Insurance Company, dated June 30, 1997

                    Exhibit  10.43 - Credit agreement between BTU International,
                                     Inc. and US Trust, date September 5, 1997

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report.

                                                                    Exhibit 11.0

                            BTU INTERNATIONAL, INC.
        CALCULATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
             (Dollars in thousands, except share and per share data)

                                        For the Three Months Ended         For the Nine Months Ended
                                        --------------------------         -------------------------
                                       September 28,   September 29,    September 28,     September 29,
                                           1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------
Net income                              $      485       $       74       $      512       $    3,524

-------------------------------------------------------------------------------------------------------
Net income applicable to
     common stockholders                $      485       $       74       $      512       $    3,524
=======================================================================================================

Weighted average shares and share
     equivalents outstanding:

     Common stock                        7,286,789        7,331,162        7,282,501        7,605,562
     Stock options                         119,975           30,106           87,747           32,138
-------------------------------------------------------------------------------------------------------
Weighted average shares and share
     equivalents outstanding             7,406,764        7,361,268        7,370,248        7,337,700
=======================================================================================================

Net income per common and common
     equivalent share                   $     0.07       $     0.01       $     0.07       $     0.48
=======================================================================================================