Form 10-K405
period 1997-12-31
BTU INTERNATIONAL INC
filed 1998-03-31
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO ___________________.

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

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $ 23,492,057 on March 24, 1998

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 24, 1998:
7,177,662 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 1997; and
Part III - Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

            PART I                                                         Page
            ------                                                         ----

Item 1      Business                                                        1-4

Item 2      Properties                                                       5

Item 3      Legal Proceedings                                                5

Item 4      Submission of Matters to a Vote of Security Holders              5

Item 4A     Executive Officers of the Registrant                             5

            PART II
            -------

Item 5      Market for Registrant's Common Equity
            and Related Stockholder Matters                                  5

Item 6      Selected Financial Data                                          6

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

Item 8      Financial Statements and Supplementary Data                      6

Item 9      Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                           6

            PART III
            --------

Item 10     Directors and Executive Officers of the Registrant               6

Item 11     Executive Compensation                                           6

Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                   6

Item 13     Certain Relationships and Related Transactions                   7

            PART IV
            -------

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    7-13

                                     PART I

ITEM 1.  BUSINESS

General:

     The Company designs, manufactures, sells and services thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. The Company is the major supplier of solder reflow systems used for surface mount applications in printed circuit board assembly. The Company is a principal worldwide supplier of systems used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. The Company is a leading supplier of systems for sintering nuclear fuel for commercial power generation. In addition, its products are used in other specialty applications such as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings.

THE COMPANY HAS FOCUSED ON THREE KEY STRATEGIC AREAS:
     TECHNOLOGICAL LEADERSHIP - As process parameters change, with higher speed and higher density components and printed circuit boards, the Company has responded by developing and introducing systems which advance the state of the art in processing for many applications and industries.

     PRODUCT DIVERSIFICATION - The Company utilizes its core technologies to satisfy the customers' changing needs by offering a variety of systems capable of processing material from 100(Degree)C to 2000(Degree)C. These systems are marketed at a wide range of price levels for various applications which include; surface mount device solder reflow, epoxy curing, integrated circuit packaging and thick film, metals, ceramic and nuclear fuel sintering, and other applications.

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

PRODUCTS:
      THE THERMAL PROCESSING APPLICATIONS PERFORMED BY THE COMPANY'S PRODUCTS
       ARE USED IN THE MANUFACTURE OF:
        Surface Mount Technology (SMT) Solder Reflow
        Low Temperature Epoxy Curing/Encapsulation
        PC Board Multi Chip Modules (MCM-L)
        Conductive Polymer Thick Film Curing
        Hybrid Microelectronics
        Integrated Circuit Packaging (Ball Grid Array - BGA, Micro BGA, and Chip
         Scale Packaging - CSP)
        Ceramic Multilayer Package & Multi Chip Module Firing (MCM-C)
        Nuclear Fuel Sintering
        Diffusion and Annealing for Photovoltaic Applications
        Refractory & Powdered Metal Sintering
        Technical Ceramic Sintering
        Brazing of Electronic, Electrical, Automotive and Medical Components
        CRT Coating

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

     Conveyor Epoxy/Polymer Thick Film (PTF) Curing Systems

     BTU's conveyor curing systems have process applications in several stages of Printed Circuit Board (PCB) manufacturing to cure/encapsulate conductive or dielectric epoxy at temperatures up to 225(Degree)C. The system allows fast, stable curing/encapsulation at a controlled temperature. Epoxy material developments have dramatically reduced cure times, which the Company believes should expand the market for these curing systems for PC board and electronic packaging. Prices for the Company's curing/encapsulation systems range from $25,000 to $150,000.

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

     The Company markets its products through the combined efforts of a direct sales force and independent sales/service representatives. Direct sales/service offices are maintained in the United States, England, Scotland, Germany, Singapore, Malaysia and China. Independent sales/service representatives are located in all major industrialized countries worldwide.

     The Company operates on a worldwide basis in support of its multinational customer base. The following table shows the percentages of the Company's revenues in the United States, Europe and the Far East, for the last three years:

                                 1997              1996              1995
                                 ----              ----              ----
         United States            50%               47%               52%
         Europe                   23                25                19
         Far East                 24                23                24
         Other                     3                 5                 5

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

     Worldwide sales to Solectron represented approximately 14% of revenue in 1997. No individual customer accounted for greater than 10% of revenues in 1996 or 1995.

     The Company does not consider its business to be seasonal in nature, but it is cyclical insofar as it is dependent on the capital equipment procurement patterns of its customers.

Backlog:

     Backlog was $ 10.2 million at December 31, 1997 versus $8.1 million at December 31, 1996. The primary reason is a strong increase in surface mount technology product demand during 1997. Most of the Company's backlog is expected to be shipped within 3 to 6 months. The Company includes in backlog only those orders for which a purchase order has been assigned by the customer and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, the Company's backlog at any particular date is not necessarily representative of sales for any succeeding period.

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

     The Company's principal competitors for integrated circuit packaging and hybrid circuit manufacturing systems vary by product application. In conveyor belt systems, Lindberg (a division of General Signal) and SierraTherm are the Company's principal competitors. In high temperature systems, the principal competitors are Lindberg, Cremar and De Gussa. In solder reflow systems, the principal competitors are Heller, Electrovert Speedline (a division of Cookson Group PLC) and Dover Soltec (a division of Dover Corporation).

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

Environmental:

     Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 1998.

Employees:

     As of December 31, 1997, the Company had a total of 306 employees of which 279 were domestic and 27 were foreign based. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company maintains its headquarters in North Billerica, Massachusetts, where it owns a 150,000 square foot manufacturing facility and leases an additional 17,000 square feet of manufacturing space. The Company operates its manufacturing facility on a full first shift and partial second shift basis. In England, for its European sales and service operations, the Company operates out of a leased facility which lease expires in 2010. In the Far East the Company has sales and service offices in Beijing China, Singapore, and Penang Malaysia all of which are leased. The Company believes that its plants and capital equipment operated at approximately 70 % of productive capacity during the fourth quarter of 1997 and that such plants and capital equipment provide sufficient manufacturing capacity through 1998.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME               AGE          POSITIONS
         ----               ---          ---------

Paul J. van der Wansem       58     Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Thomas P. Kealy              55     Vice President, Corporate Controller
                                    and Chief Accounting Officer

Santo J. DiNaro              52     Vice President of Operations and Engineering

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

     Santo J. DiNaro has been Vice President of Operations and Engineering since December 1997. Prior to joining BTU International, Mr. DiNaro served as head of Engineering at Varian's Ion Implant Division and previously was the Operations Manager. Mr. DiNaro was with Varian for 17 years.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The following in the BTU International, Inc. 1997 Annual Report is incorporated herein by reference:

     "Common stock and market prices" set forth on page 24.

     The Company's common stock is traded in the Nasdaq National Market System under the symbol BTUI. As of March 24, 1998 there were approximately 490 stockholders of record.

     To date, the Company has paid no cash dividends to its common shareholders. The Company has no plans to pay cash dividends in the near future on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected consolidated financial data" on page 4 of the BTU International, Inc. 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's discussion and analysis of financial condition and results of operations" on pages 5-7 of the BTU International, Inc. 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, and the notes relating thereto, together with the report thereon of Arthur Andersen LLP, independent public accountants, dated February 13, 1998, appearing on pages 8-22 of the BTU International, Inc. 1997 Annual Report are incorporated herein by reference. In addition the financial information by quarter appearing on pages 23-24 of the BTU International, Inc. 1997 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in items 5, 6 and 7, the 1997 Annual Report, is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 1997 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 1997 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 1997 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     Financial Statements (see Item 8)

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Investment for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

     Financial Statement Schedules

         Report of Independent Public Accountants

         Schedule II - Valuation and Qualifying Accounts, for the years ended December 31, 1997, 1996 and 1995

         All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

     Exhibits

         The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in Part IV of this report beginning at page 11.

     Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BTU International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in BTU International, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    Arthur Andersen LLP



Boston, Massachusetts,
February 13, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BTU INTERNATIONAL, INC.

Date:  March 27, 1998                         By: PAUL J. VAN DER WANSEM
                                              Paul J. van der Wansem
                                              President, Chief Executive
                                              Officer (principal executive
                                              officer) and Director

Date:  March 27, 1998                         By: THOMAS P. KEALY
                                              Thomas P. Kealy
                                              Vice President Corporate
                                              Controller and Chief
                                              Accounting Officer (principal
                                              financial and accounting officer)

Date:  March 27, 1998                         By: DR. JEFFREY CHUAN CHU
                                              Dr. Jeffrey Chuan Chu
                                              Director

Date:  March 27, 1998                         By: DAVID A.B. BROWN
                                              David A.B. Brown
                                              Director

Date   March 27, 1998                         By: ALEXANDER V. d'ARBELOFF
                                              Alexander V. d'Arbeloff
                                              Director

                                  EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the BTU International, Inc. Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), or the annual report as reported on the 1995 Form 10K ("1995 10-K"), Or the quarterly report as reported on 9-28-97 Form 10Q(9-28-97 10-Q).

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

           10.38  Credit agreement between BTU International, Inc. and Shawmut               10.38            1994 10-K
                  Bank, N.A., dated November 16, 1994.

           10.39  BTU(UK) Limited and RD International (UK) Limited underlease,              10.39            1994 10-K
                  relating to Unit B15 Southwood Summit Centre

           10.40  First Modification to Credit Agreement between International, Inc.         10.40            1995 10-K
                  and Shawmut Bank, N.A., dated October 20, 1995.

           10.41  Second Modification to Credit Agreement between International, Inc.        10.41            1995 10-K
                  and Shawmut Bank, N.A., dated November 27, 1995.

           10.42  Mortgage note between BTU International, Inc. and John Hancock
                  Mutual Life Insurance Company, dated June 30, 1997                         10.42            9-28-97 10-Q

           10.43  Credit Agreement between BTU International, Inc. and US Trust,
                  dated September 5, 1997                                                    10.43            9-28-97 10-Q


EXHIBIT 11.       STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  Filed herewith:

            11.0  Calculation of net income per common share

EXHIBIT 13.       ANNUAL REPORT TO STOCKHOLDERS

  Filed herewith:

            13.0 BTU International, Inc. 1997 Annual Report, except for the specific portions incorporated by reference herein, the Annual
                  Report is being furnished for information purposes only and is not deemed to be filed.

EXHIBIT 21.       SUBSIDIARIES OF THE REGISTRANT

  Filed herewith:

            21.0  Subsidiaries of the Registrant.

EXHIBIT 23.       CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:

            23.1  Consent of Arthur Andersen LLP

EXHIBIT 27.       FINANCIAL DATA SCHEDULE

  Filed herewith:

            27.0  Financial Data Schedule



* - Indicates management contract or compensatory plan or arrangement.

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)



                      For the Year Ended December 31, 1997
                      ------------------------------------

                                        Additions
                                   -------------------
                        Balance     Charged
                          at       to costs    Charged                  Balance
                       beginning      and     to other   Deductions-    at end
Description            of period   expenses   accounts       (A)       of period
-----------            ---------   --------   --------   -----------   ---------
Allowance for
doubtful accounts        $160         $-         $-          $-           $160




                      For the Year Ended December 31, 1996
                      ------------------------------------

                                        Additions
                                   -------------------
                        Balance     Charged
                          at       to costs    Charged                  Balance
                       beginning      and     to other   Deductions-    at end
Description            of period   expenses   accounts       (A)       of period
-----------            ---------   --------   --------   -----------   ---------
Allowance for
doubtful accounts        $191         $-         $-          $31          $160




                      For the Year Ended December 31, 1995
                      ------------------------------------

                                        Additions
                                   -------------------
                        Balance     Charged
                          at       to costs    Charged                  Balance
                       beginning      and     to other   Deductions-    at end
Description            of period   expenses   accounts       (A)       of period
-----------            ---------   --------   --------   -----------   ---------
Allowance for
doubtful accounts       $114         $77        $-          $-           $191




     (A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.