Form 10-Q
period 1998-03-29
BTU INTERNATIONAL INC
filed 1998-05-12
CIK 840883

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________


                            -------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 7, 1998:
7,175,162 shares.


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


                                BTU INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                       ASSETS
                                                                 (Unaudited)
                                                                   March 29,          December 31,
                                                                      1998                1997
--------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $10,512             $11,873
     Accounts receivable, less reserves of
         $160 in 1998 and $160 in 1997                                10,333              12,334
     Inventories (Note 2)                                             10,652              10,028
     Other current assets                                              1,052               1,124
--------------------------------------------------------------------------------------------------
         Total current assets                                         32,549              35,359
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        5,951               5,949
     Machinery and equipment                                           6,190               5,783
     Furniture and fixtures                                              795                 749
--------------------------------------------------------------------------------------------------
                                                                      13,146              12,691
     Less-Accumulated depreciation                                     8,326               8,077
--------------------------------------------------------------------------------------------------
         Net property, plant and equipment                             4,820               4,614

Other assets, net of accumulated amortization of $442
     in 1998 and $437 in 1997                                            431                 406
--------------------------------------------------------------------------------------------------

                                                                     $37,800             $40,379
==================================================================================================






         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  BTU INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands except share data)

                         LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                   (Unaudited)
                                                                     March 29,         December 31,
                                                                      1998                1997
----------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   224             $   224
     Accounts payable                                                  4,408               6,013
     Other current liabilities                                         2,624               3,024
----------------------------------------------------------------------------------------------------
         Total current liabilities                                     7,256               9,261
----------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       5,304               5,313
Deferred income taxes                                                  2,247               2,247
----------------------------------------------------------------------------------------------------

                                                                      14,807              16,821
----------------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares;
         Issued and outstanding - none                                     -                   -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,675,443 and 7,674,923 shares
         at March 29, 1998 and
         December 31, 1997, respectively                                  77                  77
     Additional paid-in capital                                       20,250              20,250
     Accumulated earnings                                              4,187               4,061
     Treasury stock- 497,781 and 355,281 shares
     at cost, at March 29, 1998 and
     December 31, 1997, respectively                                  (1,871)             (1,183)
----------------------------------------------------------------------------------------------------
                                                                      22,643              23,205
     Accumulated other Comprehensive Income                              350                 353
----------------------------------------------------------------------------------------------------

         Total stockholders' investment                               22,993              23,558
----------------------------------------------------------------------------------------------------

                                                                     $37,800             $40,379
====================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                      (in thousands, except share and per share data)
                                        (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      March 29,          March 30,
                                                                        1998               1997
-----------------------------------------------------------------------------------------------------
Net sales                                                            $12,101              $11,026
Cost of goods sold                                                     7,162                6,235
-----------------------------------------------------------------------------------------------------

         Gross profit                                                  4,939                4,791

Operating expenses:
     Selling, general and administrative                               3,673                3,637
     Research, development and engineering                             1,172                1,029
     Restructuring charge                                                  -                  530
-----------------------------------------------------------------------------------------------------

         Income from operations                                           94                 (405)
-----------------------------------------------------------------------------------------------------

     Interest income                                                     118                  105
     Interest expense                                                   (112)                (127)
     Other income, net                                                     4                    9
-----------------------------------------------------------------------------------------------------

         Income (loss) before provision for income taxes                 104                 (418)
         Income tax provision                                            (22)                (142)
-----------------------------------------------------------------------------------------------------

         Net income(loss)                                               $126                $(276)
=====================================================================================================
     Earnings Per Share:
         Basic                                                         $0.02               $(0.04)
         Diluted                                                       $0.02               $(0.04)
=====================================================================================================
     Weighted average number of Shares Outstanding:
         Basic Shares                                              7,277,299            7,279,924
         Effect of Dilutive Options                                   82,816               24,563
-----------------------------------------------------------------------------------------------------
         Diluted Shares                                            7,360,115            7,304,487
=====================================================================================================




         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       BTU INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                              FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                           (in thousands)
                                             (Unaudited)

                                                                            ACCUMULATED
                              ADDITIONAL                                       OTHER            TOTAL
                 COMMON        PAID-IN       ACCUMULATED     TREASURY      COMPREHENSIVE    STOCKHOLDERS'
                  STOCK        CAPITAL         EARNINGS       STOCK           INCOME          INVESTMENT
---------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period        $77         $20,250          $4,061        $(1,183)          $353          $23,558

Net income           -               -             126              -              -              126

Purchase of
Treasury Stock       -               -               -           (688)             -             (688)

Translation
Adjustment           -               -               -              -             (3)              (3)

---------------------------------------------------------------------------------------------------------

Balance,
end of
the period         $77         $20,250          $4,187        $(1,871)          $350          $22,993
=========================================================================================================





         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       BTU INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                                           (in thousands)
                                             (Unaudited)

                                                                          MARCH 29,         MARCH 30,
                                                                            1998              1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income (loss)                                                 $   126         $  (276)
         Adjustments to reconcile net income to net cash
           provided by(used in) operating activities -
           Depreciation and amortization                                       254             215
           Net changes in operating assets and liabilities-
              Accounts receivable                                            2,001            (499)
              Inventories                                                     (624)           (274)
              Other current assets                                              72             149
              Accounts payable                                              (1,605)            (28)
              Other current liabilities                                       (400)            158
              Other assets                                                     (30)              3
--------------------------------------------------------------------------------------------------------
         Net cash used in  operating activities                               (206)           (552)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (455)           (139)
--------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                (455)           (139)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                          (9)            (88)
         Proceeds from issuance of common stock                                  -               1
         Purchase of treasury stock                                           (688)              -
--------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                (697)            (87)
--------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                (3)            (24)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                   (1,361)           (802)
Cash and cash equivalents, at beginning of the period                       11,873          10,218
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                            $10,512          $9,416
========================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                             $112            $127
         Income taxes                                                           12               5




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of March 29, 1998, the condensed consolidated statement of stockholders' investment for the three months ended March 29, 1998, the condensed consolidated statement of cash flows for the three months ended March 29, 1998 and March 30, 1997, and the related condensed consolidated statements of operations for the quarters ended March 29, 1998 and March 30, 1997 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1997, together with the auditors' report, included in the Company's "1997 Annual Report," and filed in conjunction with Form 10K.


(2)  Inventories

     Inventories at March 29, 1998 and December 31, 1997 consisted of:


                                                             ($000)
                                                 -------------------------------
                                                 March 29,         December 31,
                                                   1998              1997
--------------------------------------------------------------------------------
Raw materials and manufactured components         $ 5,567           $ 4,883
Work-in-process                                     3,514             3,723
Finished goods                                      1,571             1,422
================================================================================
                                                  $10,652           $10,028
================================================================================


(3)  Debt

     Debt at March 29, 1998 and December 31,1997 consisted of:


                                                                                     ($000)
                                                                          -----------------------------
                                                                          March 29,        December 31,
                                                                            1998              1997
-------------------------------------------------------------------------------------------------------
Mortgage note payable                                                       $5,469           $5,519
Capital lease obligations, interest rates ranging from 6.9% to 11.0%,
  net of interest of $19,000 and $ 2,000 in 1998 and 1997, respectively         59               18
-------------------------------------------------------------------------------------------------------
                                                                             5,528            5,537
Less-current maturities                                                        224              224
-------------------------------------------------------------------------------------------------------
                                                                            $5,304           $5,313
=======================================================================================================


     The mortgage note payable is secured by the Company's land and building and required monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


(4)  Earnings Per Share

     Earnings per share is presented in compliance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Under SFAS No. 128, Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 23,500 and 42,500 as of March 29, 1998 and December 31, 1997 respectively.


(5)  Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 31, 1997. As of March 29, 1998 the Company's only disclosure requirement under this SFAS is Foreign currency translation adjustment, which is currently reported in the equity section of the Balance Sheet. For the Three Months Ended March 29, 1998 and March 30, 1997, Comprehensive income was as follows:

                                                              1998       1997
                                                              ----       ----
Net income (loss)                                             $126       $(276)

Change in cumulative translation adjustment                     (3)        (24)
                                                              ----       -----

Comprehensive income (loss)                                   $123       $(300)
                                                              ====       =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales - In the first quarter of 1998, net sales increased by $1,075,000 to $12.1 million an increase of 9.7% when compared to the first quarter of 1997. The increase in sales between the two periods reflected an increase in demand for surface mount technology products primarily used by our large multinational customers. Sales of the Company's high temperature equipment was flat when comparing the first quarter of 1998 to the same period in 1997.

     During the first quarter of 1998, as compared to the first quarter of 1997, sales as a percentage of total sales decreased in both Asia Pacific and Europe, with an increase in North and South America.

     Gross Profit - Gross profit increased by $148,000, or 3.1%, in the first quarter of 1998, compared to the first quarter of 1997. Gross profit as a percent of sales decreased 2.7 %, from 43.5% to 40.8%, for the first quarter of 1998 versus the same quarter in 1997. The increase in gross profit dollars was due to the increase in revenues. The decrease in gross margin percent was due to product mix as the revenue increase in the first quarter of 1998 was in new surface mount technology products which have a lower gross margin percentage versus existing products for this market and the high temperature products.

     Selling, General and Administrative - In the first quarter of 1998, selling, general and administrative (SG&A) expense increased by $36,000, or 1.0%, to $3,673,000, as compared to the same period in 1997. SG&A as a percentage of sales decreased by 2.6%, this 2.6% decrease was attained primarily due to the lowering of the overall commission percentage in the first quarter 1998 versus the same period in 1997 as the Company has increased its direct sales activity in certain areas of the world.

     Research, Development and Engineering - Expenses for the first quarter of 1998 increased by $ 143,000, or 13.9%, as compared to the first quarter of 1997. The increase in spending during the first quarter of 1998 versus the same period in 1997 was a continued investment in new technologies and new product development to support growing customer requirements.

     Restructuring Charge - During the first quarter of 1997 the Company incurred a restructuring charge of $530,000 related primarily to severance costs incurred as a result of certain changes in the manner the Company conducts its business. This charge represented one-time costs regarding actions taken in response to a shift in the amount of out-sourced material and a change to a direct approach to sales and service support in certain Far East territories.

     Interest Income - In the first quarter of 1998 interest income increased by $13,000, or 12.4%, as compared to the first quarter of 1997. The increase in interest income is due to the higher average investment balance in 1998 versus 1997.

     Interest Expense - Interest expense decreased by $15,000, or 11.8%, for the first quarter of 1998, as compared to the first quarter of 1997. The decrease is primarily due to the lower interest rate on the mortgage note payable in 1998 as compared to 1997.

     Income Taxes - In the first quarter of 1998 and 1997 the Company recorded a tax benefit of $22,000 and $142,000 respectively. The 1998 benefit reflects the use of certain NOL carryforwards available to the Company's U.K. subsidiary, which was profitable in the first quarter of 1998. During the first quarter of 1997 the Company recorded a tax benefit due to the pretax loss incurred during that period. The Company's statutory USA Federal rate is 34%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this loan agreement as of March 29, 1998.

     The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at March 29, 1998 of $5,469,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004.


     The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements into 1999.

Other matters

     The impact of inflation and the effect of foreign exchange rate changes during 1998 has had an immaterial impact on the Company's business and financial results.

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations from both a product and operational basis. Additionally, the Company has begun an assessment of its suppliers compliance with Year 2000 issues. Although final costs have yet to be determined, it is anticipated that these Year 2000 costs will not materially impact the financial results of the Company.


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


                                      BTU INTERNATIONAL, INC.

DATE: May 11, 1998                    BY: /s/ Paul J. Van der Wansem
                                          -------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director


DATE: May 11, 1998                    BY: /s/ Thomas P. Kealy
                                          -------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 11.0 - Calculation of net income per common and common equivalent share.

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the period covered by this report.