Form 10-Q
period 1998-06-28
BTU INTERNATIONAL INC
filed 1998-08-11
CIK 840883

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 5, 1998: 7,081,162 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS






PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                     1-2
Condensed Consolidated Statements of Operations                             3
Condensed Consolidated Statement of Stockholders' Investment                4
Condensed Consolidated Statements of Cash Flows                             5
Notes to Condensed Consolidated Financial Statements                      6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8-10

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K                                         11-12
Signatures                                                                 13
Calculation of Net Income per Common and Common
   Equivalent Share                                                        14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                     (Unaudited)
                                                       June 28,    December 31,
                                                         1998          1997
--------------------------------------------------------------------------------

Current assets
  Cash and cash equivalents                            $ 9,181       $11,873
  Accounts receivable, less reserves of
    $160 in 1998 and $160 in 1997                       12,690        12,334
  Inventories (Note 2)                                  10,078        10,028
  Other current assets                                     973         1,124
--------------------------------------------------------------------------------
       Total current assets                             32,922        35,359
--------------------------------------------------------------------------------

Property, plant and equipment, at cost

  Land                                                     210           210
  Buildings and improvements                             5,953         5,949
  Machinery and equipment                                6,583         5,783
  Furniture and fixtures                                   810           749
--------------------------------------------------------------------------------
                                                        13,556        12,691
  Less-Accumulated depreciation                          8,587         8,077
--------------------------------------------------------------------------------
       Net property, plant and equipment                 4,969         4,614

Other assets, net of accumulated amortization
    of $442 in 1998 and $437 in 1997                       432           406
--------------------------------------------------------------------------------

                                                       $38,323       $40,379
================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                     (Unaudited)
                                                       June 28,      December 31,
                                                         1998            1997
--------------------------------------------------------------------------------
Current liabilities
  Current maturities of long-term debt and
    capital lease obligations (Note 3)                 $    225        $    224
  Accounts payable                                        4,751           6,013
  Other current liabilities                               2,726           3,024
--------------------------------------------------------------------------------
       Total current liabilities                          7,702           9,261
--------------------------------------------------------------------------------

Long-term debt and capital lease obligations,
  less current maturities (Note 3)                        5,251           5,313
Deferred income taxes                                     2,247           2,247
--------------------------------------------------------------------------------
                                                         15,200          16,821
--------------------------------------------------------------------------------

Stockholders' investment (Note 4)
  Series preferred stock, $1 par value-
     Authorized - 5,000,000 shares;
     Issued and outstanding - none                           --              --
  Common stock, $.01 par value-
     Authorized - 25,000,000 shares;
     Issued - 7,677,943 and 7,674,923 shares
     at June 28, 1998 and December 31, 1997,
     respectively                                            77              77
  Additional paid-in capital                             20,266          20,250
  Accumulated earnings                                    4,667           4,061
  Treasury stock- 571,781 and 355,281 shares
  at cost, at June 28, 1998 and
  December 31, 1997, respectively                        (2,195)         (1,183)
--------------------------------------------------------------------------------
                                                         22,815          23,205
  Accumulated Other Comprehensive Income                    308             353
--------------------------------------------------------------------------------

       Total stockholders' investment                    23,123          23,558
--------------------------------------------------------------------------------

                                                       $ 38,323        $ 40,379
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
       FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                           -------------------------     -------------------------
                                            June 28,       June 29,       June 28,       June 29,
                                              1998           1997           1998           1997
--------------------------------------------------------------------------------------------------

Net sales                                  $   14,314     $   12,799     $   26,415     $   23,825
Cost of goods sold                              8,533          7,631         15,695         13,866
--------------------------------------------------------------------------------------------------
       Gross profit                             5,781          5,168         10,720          9,959

Operating expenses:

  Selling, general and administrative           3,974          3,639          7,647          7,276
  Research, development and engineering         1,235            904          2,407          1,933
  Restructuring Charge                             --             --             --            530
--------------------------------------------------------------------------------------------------
       Income from operations                     572            625            666            220
--------------------------------------------------------------------------------------------------

  Interest income                                  94             90            212            195
  Interest expense                               (116)          (102)          (228)          (229)
  Other income (expense), net                      40           (262)            44           (253)
--------------------------------------------------------------------------------------------------

       Income before taxes                        590            351            694            (67)
       Income tax provision                       110             48             88            (94)
--------------------------------------------------------------------------------------------------

       Net income                          $      480     $      303     $      606     $       27
==================================================================================================
  Earnings Per Share:
       Basic                               $     0.07     $     0.04     $     0.08     $     0.00
       Diluted                             $     0.07     $     0.04     $     0.08     $     0.00
==================================================================================================
  Weighted Average Number of
   Shares Outstanding:
       Basic                                7,153,569      7,280,739      7,214,396      7,280,336
       Effect of Dilutive Options              57,945         26,070         71,644         25,078
--------------------------------------------------------------------------------------------------
       Diluted Shares                       7,211,514      7,306,809      7,286,040      7,305,414
==================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                     FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                 (in thousands)
                                   (Unaudited)

                                                                      ACCUMULATED
                              ADDITIONAL                                 OTHER          TOTAL
                     COMMON    PAID-IN     ACCUMULATED   TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                      STOCK    CAPITAL       EARNINGS     STOCK          INCOME       INVESTMENT
---------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period            $77     $20,250        $4,061     $(1,183)         $353         $23,558

Net income               -           -           606            -            -             606

Sale of
common stock             -          16             -            -            -              16

Purchase of
Treasury Stock           -           -             -       (1,012)           -          (1,012)

Translation
Adjustment               -           -             -            -          (45)            (45)

---------------------------------------------------------------------------------------------------

Balance,
end of
the period             $77     $20,266        $4,667     $(2,195)         $308         $23,123
===================================================================================================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                 (in thousands)
                                   (Unaudited)

                                                         JUNE 28,    JUNE 29,
                                                             1998        1997
                                                         --------    --------

Cash flows from operating activities:

  Net income (loss)                                       $   606     $    27
  Adjustments to reconcile net income to net cash
    provided by(used in) operating activities -

    Depreciation and amortization                             533         428
    Net changes in operating assets and liabilities-
       Accounts receivable                                   (356)     (1,345)
       Inventories                                            (50)        355
       Other current assets                                   151         987
       Accounts payable                                    (1,262)        635
       Other current liabilities                             (298)         84
       Other assets                                           (26)          2
--------------------------------------------------------------------------------

  Net cash provided by (used in) operating activities        (702)      1,173
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment, net            (888)       (358)
--------------------------------------------------------------------------------

  Net cash used in investing activities                      (888)       (358)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments under long-term debt
   and capital lease obligations                              (61)       (178)
  Proceeds from issuance of common stock                       16           5
  Purchase of treasury stock                               (1,012)          -
--------------------------------------------------------------------------------

  Net cash used in financing activities                    (1,057)       (173)
--------------------------------------------------------------------------------
Effect of exchange rates on cash                              (45)        (29)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (2,692)        613
Cash and cash equivalents, at beginning of the period      11,873      10,218
--------------------------------------------------------------------------------
Cash and cash equivalents, at end of the period           $ 9,181     $10,831
================================================================================

Supplemental disclosures of cash flow information
  Cash paid during the periods for -
  Interest                                                $   228     $   229
  Income taxes                                                 12        (642)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Basis for presentation

     The condensed consolidated balance sheet as of June 28, 1998, the condensed consolidated statement of stockholders' investment for the six months ended June 28, 1998, the condensed consolidated statement of cash flows for the six months ended June 28, 1998 and June 29, 1997, and the related condensed consolidated statements of operations for the three and six months ended June 28, 1998 and June 29, 1997 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1997, together with the auditors' report, included in the Company's "1997 Annual Report," and filed in conjunction with Form 10K.

(2) Inventories

     Inventories at June 28, 1998 and December 31, 1997 consisted of:

                                                              ($000)
                                                    -------------------------
                                                     June 28,    December 31,
                                                       1998          1997
-----------------------------------------------------------------------------
Raw materials and manufactured components            $ 4,884       $ 4,883
Work-in-process                                        3,658         3,723
Finished goods                                         1,536         1,422
-----------------------------------------------------------------------------
                                                     $10,078       $10,028
=============================================================================


(3) Debt

     Debt at June 28, 1998 and December 31,1997 consisted of:

                                                              ($000)
                                                    -------------------------
                                                     June 28,    December 31,
                                                       1998          1997
-----------------------------------------------------------------------------
Mortgage note payable                                 $5,418       $5,519
Capital lease obligations, interest rates
 ranging from 6.9% to 11.0%, net of interest
 of $18,000 and $2,000 in 1998 and 1997,
 respectively                                             58           18
-----------------------------------------------------------------------------
                                                       5,476        5,537
Less-current maturities                                  225          224
-----------------------------------------------------------------------------
                                                      $5,251       $5,313
=============================================================================

     The mortgage note payable is secured by the Company's land and building and required monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,00 due and payable at maturity on July 1, 2004.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



(4) Earnings Per Share

     Earnings per share is presented in compliance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Under SFAS No. 128, Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 52,500 and 42,500 as of June 28, 1998 and December 31, 1997 respectively.

(5) Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 31, 1997. As of June 28, 1998 the Company's only disclosure requirement under this SFAS is Foreign currency translation adjustment, which is currently reported in the equity section of the Balance Sheet. For the Three and Six months ended June 28, 1998 and June 29, 1997, Comprehensive income was as follows:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                            -------------------------------------------------
                                             June 28,     June 29,     June 28,     June 29,
                                               1998         1997         1998         1997
---------------------------------------------------------------------------------------------

Net income                                     $480         $303         $606        $  27
                                            -------------------------------------------------

Change in cumulative translation adjustment     (42)          (5)         (45)         (29)
                                            -------------------------------------------------

Comprehensive income (loss)                    $438         $298         $561         $ (2)
                                            =================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net Sales - In the second quarter of 1998, net sales increased by $1,515,000 to $14.3 million, an increase of 11.8% when compared to the second quarter of 1997. For the first six months of 1998, net sales increased by $2,590,000 to $26.4 million, an increase of 10.9% over the comparable 1997 period. The increase in sales for both the second quarter and year to date 1998 versus 1997 reflected an increase in demand for our products primarily used by our large multinational customers.

      During the second quarter and first six months of 1998 as compared to the same periods in 1997, the percentage of total sales decreased in Asia Pacific. The sales percentage increased in North America. The Asian sales do not include sales to a United States multinational company that directed shipments to their Asian operations.

      Gross Profit - Gross profit increased by $613,000, or 11.9%, in the second quarter of 1998, compared to the second quarter of 1997. Gross profit as a percent of sales for the second quarter of both 1998 and 1997 remained at 40.4%. For the first six months of 1998, gross profit increased by $761,000 or 7.6%, compared to the first half of 1997 but decreased as a percentage of sales from 41.8% to 40.6. The increase in gross profit dollars for both the second quarter and first six months of 1998 was due to the increase in revenues. The decrease in gross margin percentage for the year to date period was a result of product mix.

      Selling, General and Administrative - In the second quarter of 1998, selling, general and administrative (SG&A) expense increased by $335,000, or 9.2%, as compared to the same period in 1997. For the first six months of 1998 SG&A expense increased by $371,000, or 5.1%, as compared to the same period in 1997. SG&A as a percentage of sales decreased by 0.7% for the second quarter of 1998, and 1.6% for the first six month of 1998 as compared to the same periods in 1997. These decreases were attained primarily due to the lowering of the overall commission percentage as the Company has increased its direct sales activity in certain areas of the world.

      Research, Development and Engineering - In the second quarter of 1998, research, development and engineering expenses increased by $331,000, or 36.6%, as compared to the second quarter of 1997. For the first six months of 1998, research, development and engineering expenses increased by $474,000, or 24.5%, as compared to the first six months of 1997. The increase in spending during both the second quarter and first six months of 1998 versus the same periods in 1997 was the result of a continued investment in new technologies and new product development to support growing customer requirements. Additionally the increase in the second quarter of the 1998 included development costs related to a prototype, flat panel display equipment.

      Restructuring Charge - During the first quarter of 1997 the Company incurred a restructuring charge of $530,000 related primarily to severance costs incurred as a result of certain changes in the manner in which the Company conducts its business. This charge represented one-time costs regarding actions taken in response to a shift in the amount of out-sourced material and a change to a direct approach to sales and service support in certain Far East territories. This charge is reflected in the six months ended June 29, 1997 Statement of Operations.

      Interest Income - In the second quarter and first six months of 1998 interest income increased by $4,000, or 4.4%, and $17,000 or 8.7% respectively, as compared to the same periods in of 1997. The increase in interest income is due to the higher average investment balance in 1998 versus 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Interest Expense - Interest expense increased by $14,000, or 13.7%, for the second quarter of 1998, and decreased by $1,000 or 0.4% for the first six months of 1998 as compared to the same periods in 1997.

Income Taxes - In the second quarter of 1998 the Company recorded a tax provision of $110,000 versus a tax provision of $48,000 for the second quarter of 1997. For the first six months of 1998 the Company recorded a tax provision of $88,000 as compared to a tax benefit for the first six months of 1997 of $94,000. For both the second quarter and year to date tax calculations in 1998 and 1997, the effective tax rates reflects the use of certain NOL carryforwards available to the Company's U.K. subsidiary, which was profitable in the second quarter and first six months of 1998 and 1997. The Company's statutory USA Federal rate is 34%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has an unsecured revolving line of credit with a bank which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this loan agreement as of June 28, 1998.

      The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at June 28, 1998 of $5,418,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004.

      For the six months ending June 28, 1998 the Company's cash balance decreased by $2,692,000. The major factors in this decrease were a capital investment of $888,000 primarily to modernize our factory facility and the re-purchase of 216,500 shares of the Company's common stock for $1,012,000.

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

     The efficient operation of the Company's business is dependent in part on its computer software and hardware. These systems are used in several key areas of the Company's business, including sales, purchasing, engineering, inventory control and financial reporting. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. Based on present information, the Company believes its systems will be Year 2000 compliant.

      The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations from both a product and operational basis. Additionally, the Company is currently assessing its suppliers' compliance with Year 2000 issues. Although final costs have not yet been determined, it is anticipated that these Year 2000 costs will not materially impact the financial results of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


RECENT ACCOUNTING DEVELOPMENTS

     In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

     In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will have no material impact on the Company's financial statements.

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

     (a) The annual meeting of stockholders was held on May 22, 1998.

     (b) All directors of the Company were re-elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c) The voting for the directors was as follows:

                                                     For          Withheld
                                                  ---------       --------
             Paul J. van der Wansem               6,845,652         36,498
             Alexander V. d'Arbeloff              6,731,954        150,196
             David A.B. Brown                     6,846,165         35,985
             J. Chuan Chu                         6,826,783         55,367


     (d) The Stockholders approved an amendment to the Company's 1993 Equity Incentive Plan, increasing the shares available under the plan.

         The voting for the amendment was as follows:

                          For                     3,419,268
                          Against                   539,956
                          Abstain                   269,969
                          Non-Votes               2,652,957

     (e) The Stockholders approve the 1998 Stock Option Plan for Non-Employee Directors.

               The voting for the plan was as follows:

                          For                     3,355,366
                          Against                   542,631
                          Abstain                   279,061
                          Non-Votes               2,705,092

ITEM 5. OTHER INFORMATION

     Under recent changes to the Federal proxy rules, if a stockholder who wishes to present a proposal at the Company's 1999 Annual Meeting that will not be included in the Company's proxy statement fails to notify the Company by March 10, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, if it is properly brought before the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit 10.44 - Amendment to the Company's 1993 Equity Incentive
           Plan.

           Exhibit 10.45 - 1998 Stock Option Plan for Non-Employee Directors.

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

                                     BTU INTERNATIONAL, INC.

     DATE: August 10, 1998           BY: /s/ Paul J. van der Wansem
                                         --------------------------------------
                                     Paul J. van der Wansem
                                     President, Chief Executive Officer
                                     (principal executive officer) and Director



     DATE: August 10, 1998           BY: /s/ Thomas P. Kealy
                                         --------------------------------------
                                     Thomas P. Kealy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer (principal
                                     financial and accounting officer)