Form 10-Q
period 1998-09-27
BTU INTERNATIONAL INC
filed 1998-11-12
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _______________ to ______________


                                   ----------

                         Commission File Number 0-17297

                             BTU INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            04-2781248
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                            Identification Number)

23 Esquire Road, North Billerica, Massachusetts                01862-2596
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (978) 667-4111

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 6, 1998: 6,831,792 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                       1-2
Condensed Consolidated Statements of Operations                               3
Condensed Consolidated Statement of Stockholders' Investment                  4
Condensed Consolidated Statements of Cash Flows                               5
Notes to Condensed Consolidated Financial Statements                        6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               8-11

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K                                             12
Signatures                                                                   13
Calculation of Net Income per Common and Common
   Equivalent Share                                                          14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                           (Unaudited)
                                                          September 27,      December 31,
                                                              1998              1997
----------------------------------------------------------------------------------------

Current assets
     Cash and cash equivalents                               $ 9,574           $11,873
     Accounts receivable, less reserves of
         $235 in 1998 and $160 in 1997                        12,646            12,334
     Inventories (Note 2)                                      9,757            10,028
     Other current assets                                      1,125             1,124
----------------------------------------------------------------------------------------
         Total current assets                                 33,102            35,359
----------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                        210               210
     Buildings and improvements                                5,963             5,949
     Machinery and equipment                                   6,745             5,783
     Furniture and fixtures                                      812               749
----------------------------------------------------------------------------------------
                                                              13,730            12,691
     Less-Accumulated depreciation                             8,856             8,077
----------------------------------------------------------------------------------------

         Net property, plant and equipment                     4,874             4,614

Other assets, net of accumulated amortization of $442
     in 1998 and $437 in 1997                                    441               406
----------------------------------------------------------------------------------------

                                                             $38,417           $40,379
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                               (Unaudited)
                                                              September 27,     December 31,
                                                                  1998             1997
-------------------------------------------------------------------------------------------

Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                    $   230          $   224
     Accounts payable                                            5,287            6,013
     Other current liabilities                                   2,727            3,024
-------------------------------------------------------------------------------------------
         Total current liabilities                               8,244            9,261
-------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                 5.197            5,313
Deferred income taxes                                            2,247            2,247
-------------------------------------------------------------------------------------------

                                                                15,688           16,821
-------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares;
         Issued and outstanding - none                              --               --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,685,873 and 7,674,923 shares
         at September 27, 1998 and
         December 31, 1997, respectively                            77               77
     Additional paid-in capital                                 20,296           20,250
     Accumulated earnings                                        5,068            4,061
     Treasury stock- 840,081 and 355,281 shares
     at cost, at September 27, 1998 and
     December 31, 1997, respectively                            (3,016)          (1,183)
-------------------------------------------------------------------------------------------
                                                                22,425           23,205
     Accumulated Other Comprehensive Income                        304              353
-------------------------------------------------------------------------------------------

         Total stockholders' investment                         22,729           23,558
-------------------------------------------------------------------------------------------

                                                               $38,417          $40,379
===========================================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                  ----------------------       --------------------
                                                  Sept. 27,     Sept. 28,      Sept. 27,    Sept 28,
                                                    1998           1997          1998         1997
----------------------------------------------------------------------------------------------------

Net sales                                       $  14,039      $  12,722      $  40,454    $  36,547
Cost of goods sold                                  8,472          7,557         24,167       21,423
----------------------------------------------------------------------------------------------------

         Gross profit                               5,567          5,165         16,287       15,124

Operating expenses:
     Selling, general and administrative            4,017          3,717         11,664       10,993
     Research, development and engineering            964            847          3,371        2,780
     Restructuring Charge                              --             --             --          530
----------------------------------------------------------------------------------------------------

         Income from operations                       586            601          1,252          821
----------------------------------------------------------------------------------------------------

     Interest income                                   97            126            309          321
     Interest expense                                (112)          (120)          (340)        (349)
     Other income (expense), net                       11             17             55         (236)
----------------------------------------------------------------------------------------------------

         Income before taxes                          582            624          1,276          557
         Income tax provision                         181            139            269           45
----------------------------------------------------------------------------------------------------

         Net income                             $     401      $     485      $   1,007    $     512

====================================================================================================
     Earnings Per Share:
         Basic                                  $    0.06      $    0.07      $    0.14    $    0.07
         Diluted                                $    0.06      $    0.07      $    0.14    $    0.07
====================================================================================================
     Weighted Average Number of
     Shares Outstanding:
         Basic                                  7,044,647      7,286,789      7,157,186    7,282,501
         Effect of Dilutive Options                15,598         98,756         43,764       31,392
----------------------------------------------------------------------------------------------------
         Diluted Shares                         7,060,245      7,385,545      7,200,950    7,313,893
====================================================================================================





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                 (in thousands)
                                   (Unaudited)

                                                                                  ACCUMULATED
                                         ADDITIONAL                                  OTHER          TOTAL
                               COMMON     PAID-IN     ACCUMULATED    TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                               STOCK      CAPITAL      EARNINGS        STOCK        INCOME        INVESTMENT
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998        $77       $20,250       $4,061        $(1,183)       $353         $23,558

Net income                       --            --        1,007             --          --           1,007

Sale of common stock             --            46           --             --          --              46

Purchase of Treasury Stock       --            --           --         (1,833)         --          (1,833)

Translation Adjustment           --            --           --             --         (49)            (49)

-------------------------------------------------------------------------------------------------------------

Balance, September 27, 1998     $77       $20,296       $5,068        $(3,016)       $304         $22,729
=============================================================================================================























         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                 (in thousands)
                                   (Unaudited)


                                                                         SEPTEMBER 27,    SEPTEMBER 28,
                                                                             1998            1997
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
         Net income (loss)                                                 $ 1,007         $   512
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                       803             664
           Net changes in operating assets and liabilities-
              Accounts receivable                                             (312)            (72)
              Inventories                                                      271           1,075
              Other current assets                                              (1)            920
              Current maturities of long-term debt                               6              --
              Accounts payable                                                (726)            (66)
              Other current liabilities                                       (297)             88
              Other assets                                                     (35)            (39)
------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                             716           3,082
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                    (1,063)           (640)
------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                              (1,063)           (640)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (116)           (247)
         Proceeds from issuance of common stock                                 46              40
         Purchase of treasury stock                                         (1,833)             --
         Proceeds from mortgage refinance                                       --             122
------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                              (1,903)            (85)
------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                               (49)            (57)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (2,299)          2,300
Cash and cash equivalents, at beginning of the period                       11,873          10,218
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                            $ 9,574         $12,518
======================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                          $   309         $   349
         Income taxes                                                           18            (546)






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of September 27, 1998, the condensed consolidated statement of stockholders' investment for the nine months ended September 27, 1998, the condensed consolidated statement of cash flows for the nine months ended September 27, 1998 and September 28, 1997, and the related condensed consolidated statements of operations for the three and nine months ended September 27, 1998 and September 28, 1997 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1997, together with the auditors' report, included in the Company's "1997 Annual Report," and filed in conjunction with Form 10K.


(2)  Inventories

     Inventories at September 27, 1998 and December 31, 1997 consisted of:


                                                                                    $(000)
                                                                         ------------------------------
                                                                         September 27,     December 31,
                                                                             1998              1997
-------------------------------------------------------------------------------------------------------

Raw materials and manufactured components                                   $4,791           $ 4,883
Work-in-process                                                              3,261             3,723
Finished goods                                                               1,705             1,422
-------------------------------------------------------------------------------------------------------
                                                                            $9,757           $10,028
=======================================================================================================


(3)  Debt

     Debt at September 27, 1998 and December 31,1997 consisted of:
                                                                                    $(000)
                                                                         ------------------------------
                                                                         September 27,     December 31,
                                                                             1998             1997
-------------------------------------------------------------------------------------------------------

Mortgage note payable                                                       $5,366           $5,519
Capital lease obligations, interest rates ranging from 6.9% to
   11.0%, net of interest of $18,000 and $ 2,000 in 1998 and
   1997, respectively                                                           61               18
-------------------------------------------------------------------------------------------------------
                                                                             5,427            5,537
Less-current maturities                                                        230              224
-------------------------------------------------------------------------------------------------------
                                                                            $5,197           $5,313
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




(4)  Earnings Per Share

     Earnings per share is presented in compliance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Under SFAS No. 128, Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 600,800 and 42,500 as of September 27, 1998 and December 31, 1997 respectively.



(5)  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 31, 1997. As of September 27, 1998 the Company's only disclosure requirement under this SFAS is Foreign currency translation adjustment, which is currently reported in the equity section of the Balance Sheet. For the three and nine months ended September 27, 1998 and September 28, 1997, comprehensive income was as follows:

                                              Three Months Ended            Nine Months Ended
                                             --------------------          --------------------
                                             Sept. 27,   Sept. 28,         Sept. 27,   Sept. 28,
                                               1998        1997              1998        1997
-----------------------------------------------------------------------------------------------

Net income                                     $401        $485             $1,007       $512

Foreign currency translation adjustment          (4)        (28)               (49)       (57)
                                               ------------------------------------------------

Comprehensive income                           $397        $457             $  958       $455
                                               ================================================


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net Sales - In the third quarter of 1998, net sales increased by $1,317,000 to $14.0 million, an increase of 10.4% when compared to the third quarter of 1997. For the first nine months of 1998, net sales increased by $3,907,000 to $40.5 million, an increase of 10.7% over the comparable 1997 period. The increase in sales for both the third quarter and year to date 1998 versus 1997 reflects an increase in demand for our products primarily used by our large multinational customers.

     During the third quarter and first nine months of 1998 as compared to the same periods in 1997, sales in Asia Pacific decreased as a percentage of total sales. The Asian sales do not include sales to a United States multinational company that directed shipments to their Asian operations.

     Gross Profit - Gross profit increased by $402,000, or 7.8%, in the third quarter of 1998, compared to the third quarter of 1997. Gross profit as a percent of sales for the third quarter of 1998 decreased from 40.6% to 39.7% compared to the third quarter 1997. For the first nine months of 1998, gross profit increased by $1,163,000 or 7.7%, compared to the first nine months of 1997 but decreased as a percentage of sales from 41.4% to 40.3%. The increase in gross profit dollars for both the third quarter and first nine months of 1998 was due to the increase in revenues. The decrease in gross margin percentage for both the third quarter and year to date period was the result of product mix.

     Selling, General and Administrative - In the third quarter of 1998, selling, general and administrative (SG&A) expenses increased by $300,000, or 8.1%, as compared to the same period in 1997. For the first nine months of 1998, SG&A expenses increased by $671,000, or 6.1%, as compared to the same period in 1997. SG&A expenses, as a percentage of sales decreased by 0.6% for the third quarter of 1998, and by 1.3% for the first nine month of 1998 as compared to the same periods in 1997. These decreases in SG&A as a percentage of sales were attained primarily due to the lowering of the overall commission percentage as the Company has increased its direct sales activity in certain areas of the world.

     Research, Development and Engineering - In the third quarter of 1998, research, development and engineering expenses increased by $117,000, or 13.8%, as compared to the third quarter of 1997. For the first nine months of 1998, research, development and engineering expenses increased by $591,000, or 21.3%, as compared to the first nine months of 1997. The increase in spending during both the third quarter and first nine months of 1998 versus the same periods in 1997 was the result of a continued investment in new technologies and new product development to support growing customer requirements. Included in the 1998 year to date number were costs related to a prototype, flat panel display unit.

      Restructuring Charge - During the first quarter of 1997 the Company incurred a restructuring charge of $530,000 related primarily to severance costs incurred as a result of certain changes in the manner in which the Company conducts its business. This charge represented one-time costs regarding actions taken in response to a shift in the amount of out-sourced material and a change to a direct approach to sales and service support in certain Far East territories. This charge is reflected in the nine months ended September 28, 1997 Statement of Operations.

     Interest Income - In the third quarter and first nine months of 1998 interest income decreased by $29,000, or 23.0%, and $12,000 or 3.9% respectively, as compared to the same periods in of 1997. The decrease in interest income is due to the lower average investment balance in these corresponding periods in 1998 versus 1997.

     Interest Expense - Interest expense decreased by $8,000, or 6.7%, for the third quarter of 1998, and decreased by $12,000 or 2.6% for the first nine months of 1998 as compared to the same periods in 1997. The decrease is related to the lower interest rate on the mortgage that was refinanced in June 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     Income Taxes - In the third quarter of 1998 the Company recorded a tax provision of $181,000 versus a tax provision of $139,000 for the third quarter of 1997. For the first nine months of 1998 the Company recorded a tax provision of $269,000 as compared to a tax provision of $45,000 for the first nine months of 1997. For both the third quarter and year to date tax calculations in 1998 and 1997, the effective tax rates reflects the use of certain NOL carryforwards available to the Company's U.K. subsidiary, which was profitable in the third quarter and first nine months of 1998 and 1997. The Company's statutory US Federal rate is 34%.



LIQUIDITY AND CAPITAL RESOURCES

      The Company has an unsecured revolving line of credit with a bank, which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this loan agreement as of September 27, 1998.

      The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at September 27, 1998 of $5,366,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004.

     For the nine months ending September 27, 1998 the Company's cash balance decreased by $2,299,000. The major factors in this decrease were a capital investment of $1,063,000 primarily to modernize our production facility and the re-purchase of 484,8000 shares of the Company's common stock for $1,833,000. These uses of cash were offset by a cash increase from operations of $716,000.

       The Company expects its current cash position, its ability to borrow necessary funds, and cash flows from operations will be sufficient to meet its corporate, operating and capital requirements into 1999.




Other matters

       The impact of inflation and the effect of foreign exchange rate changes during 1998 has had an immaterial impact on the Company's business and financial results.

YEAR 2000

The Year 2000 "Y2K" problem results because some existing software and embedded computer technology use only two-digits vs four-digits to identify the year. Therefore, beginning in the year 2000, errors and failures may occur on date sensitive systems because the computer devices will assume the year 1900.

Recently the Securities and Exchange Commission (SEC) has provided guidance to all public companies regarding Y2K disclosure. The following provides more detail regarding the Company's Y2K compliance than previous reports filed with the SEC by the Company.

The Company is actively pursuing Y2K compliance through a focused cross functional Y2K implementation team, with a Y2K coordinator, working worldwide with regular management reviews in three major fronts (Customers, Internal, Suppliers):

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)





1.   CUSTOMERS

A primary goal is to satisfy our customers needs to be Y2K compliant on BTU products. All products (software and controls) presently being sold by the Company are Y2K compliant. Regarding past sales, the Company has tested and identified which of its software and controls products are and are not Y2K compliant. These tests were performed using the industry standard SEMATECH YEAR 2000 Common Testing Scenarios V2.0. The summary results of the tests have been compiled in matrix form and listed on the Company's worldwide web site. This matrix provides our customers with the Y2K tested status of all of BTU's software configurations; known Y2K issues and work-arounds; minimum hardware & software configurations to be Y2K compliant; and upgrade kits availability. The Company feels it is well positioned to satisfy its customers Y2K needs on BTU products.

2.   INTERNAL

The efficient operation of the Company's business is dependent in part on its computer software, computer hardware and internal control systems. These systems are used, to varying degrees, in all areas of the Company's business. The Company's management and Y2K team has investigated and identified potential Y2K compliance problems in its internal operating systems. The present status for Internal Y2K compliance is that the assessment is complete; the scope of the effort and incremental out of pocket costs have been estimated to be approximately $300,000; and an implementation plan is on-going with a completion date of Q3 '99. Of the Y2K problem areas identified, 100% have a definable solution; of these 22% were in compliance at September 27, 1998 and the remaining 78% are at varying stages of working towards the defined Y2K solution. The Company believes that all internal Y2K identified problems are solvable and that the impact of Y2K compliance on the efficient operation of the business will be minimal. In the event that an internal Y2K problem arises in the year 2000, the Company has contingency plans as part of its disaster recovery management system, to insure continued operation of the business with minimal disruption.

3.   SUPPLIERS

An important factor of BTU's success in addressing Y2K compliance problems is the ability of our key suppliers to solve their Y2K issues.

The Company's Y2K team and the Materials management group have communicated via a questionnaire with all our suppliers regarding their Y2K program status. To date 58% of our key suppliers have responded with their Y2K implementation plans. The Company's Purchasing management is working with the other key suppliers to ensure Y2K compliance as early as possible.

In reviewing the significant supplier Y2K problems, the Company's Y2K coordinator believes that all have known solutions that are solvable within the required time frame to be Y2K compliant.

In each of the three significant fronts outlined above, the Company is leading and managing its readiness for Y2K compliance. We expect to address our Y2K problems within the fixed time frame and at costs that will not materially impact the financial results of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)




RECENT ACCOUNTING DEVELOPMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will have no material impact on the Company's financial statements.

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

          None

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




                                  BTU INTERNATIONAL, INC.




DATE: November 10, 1998           BY: /s/ Paul J. van der Wansem
                                      ------------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (Principal executive officer) and Director



DATE: November 10, 1998           BY: /s/ Thomas P. Kealy
                                      ------------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (Principal
                                      financial and accounting officer)