Form 10-K405
period 1998-12-31
BTU INTERNATIONAL INC
filed 1999-03-31
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-K
                                   ---------


(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________________ TO___________________.
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

                               TITLE OF EACH CLASS
                          Common Stock, $.01 Par Value

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

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $15,395,730 on March 26, 1999.

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 26, 1999:
6,786,763 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE
The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 1998; and
Part III - Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders , both of which are to be filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                -----------------

                  PART I                                                                                           PAGE
                  -----                                              -                                             ----

Item 1            Business                                                                                         1-4

Item 2            Properties                                                                                       5

Item 3            Legal Proceedings                                                                                5

Item 4            Submission of Matters to a Vote of Security Holders                                              5

Item 4A           Executive Officers of the Registrant                                                             5

                  PART II
                  -------

Item 5            Market for Registrant's Common Equity
                  and Related Stockholder Matters                                                                  5

Item 6            Selected Financial Data                                                                          6

Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                              6

Item 8            Financial Statements and Supplementary Data                                                      6

Item 9            Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                                                           6

                  PART III
                  --------

Item 10           Directors and Executive Officers of the Registrant                                               6

Item 11           Executive Compensation                                                                           6

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management                                                                                   6

Item 13           Certain Relationships and Related Transactions                                                   7

                  PART IV
                  -------

Item 14           Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                                                      7-13


                                     PART I


ITEM 1. BUSINESS

General:

     The Company designs, manufactures, sells and services thermal processing equipment and related process controls primarily for use in the electronics industry as well as power generation, automotive and other industries. The Company is the major supplier of solder reflow systems used for surface mount applications in printed circuit board assembly. The Company is a principal worldwide supplier of systems used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. The Company is a leading supplier of systems for sintering nuclear fuel for commercial power generation. In addition, its products are used in other specialty applications such as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings.

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

PRODUCTS:

     THE THERMAL PROCESSING APPLICATIONS PERFORMED BY THE COMPANY'S PRODUCTS
        ARE USED IN THE MANUFACTURE OF:
     Surface Mount Technology (SMT) Solder Reflow
     N2 and H2 Wafer Bumping
     C4 Processing
     BGA and CSP Solder Sphereattach
     Low Temperature Epoxy Curing/Encapsulation
     PC Board Multi Chip Modules (MCM-L)
     Conductive Polymer Thick Film Curing
     Hybrid Microelectronics
     Integrated Circuit Packaging
     Ceramic Multilayer Package & Multi Chip Module Firing (MCM-C)
     Nuclear Fuel Sintering
     Diffusion and Annealing for Photovoltaic Applications
     Refractory & Powdered Metal Sintering
     Technical Ceramic Sintering
     Brazing of Electronic, Electrical, Automotive and Medical Components CRT Coating

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

     Conveyor Epoxy/Polymer Thick Film (PTF) Curing Systems

     BTU's conveyor curing systems have process applications in several stages of Printed Circuit Board (PCB) manufacturing to cure/encapsulate conductive or dielectric epoxy at temperatures up to 225(Degree)C. The system allows fast, stable curing/encapsulation at a controlled temperature. Epoxy material developments have dramatically reduced cure times which the Company believes should expand the market for these curing systems for PC board and electronic packaging. Prices for the Company's curing/encapsulation systems range from $25,000 to $150,000.

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

Marketing, Sales and Customers:

     The Company's worldwide customer base consists primarily of independent manufacturers and contract manufacturers of electronic devices, computers, telecommunications, printed circuit board assembly companies, and other companies in the electronics industry. Other customers include nuclear fuel manufacturers and technical ceramics manufacturers and producers using specialty brazing applications. Repeat sales to existing customers represent a significant portion of the Company's revenue.

     The Company markets its products through the combined efforts of a direct sales force and independent sales/service representatives. Direct sales/service offices are maintained in the United States, England, Scotland, Singapore, Malaysia, Philippines and China. Independent sales/service representatives are located in all major industrialized countries worldwide.

     The Company operates on a worldwide basis in support of its multinational customer base. The following table shows the percentages of the Company's revenues in the United States, Europe and Asia Pacific, for the last three years:

                                 1998              1997              1996
                                 ----              ----              ----
         United States            35%               50%               47%
         Europe                   24                23                25
         Asia Pacific             29                24                23
         Other                    12                 3                 5

     For further information on export sales and foreign operations, see Notes 4 and 13 of the Company's Consolidated Financial Statements.

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

     Worldwide sales to Solectron and Intel represented approximately 14% and 13% of revenues in 1998. Worldwide sales to Solectron represented approximately 14% of revenue in 1997. No individual customer accounted for greater than 10% of revenue in 1996.

     The Company does not consider its business to be seasonal in nature, but it is cyclical insofar as it is dependent on the capital equipment procurement patterns of its customers.

Backlog:

     Backlog was $ 10.9 million at December 31, 1998 versus $10.2 million at December 31, 1997. The primary reason for this increase is surface mount technology product demand during 1998. Most of the Company's backlog is expected to be shipped within 6 to 20 weeks. The Company includes in backlog only those orders for which a purchase order has been assigned by the customer and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, the Company's backlog at any particular date is not necessarily representative of sales for any succeeding period.

Manufacturing and Raw Materials:

     The Company manufactures a portion of its equipment to custom specifications. On the custom equipment orders raw material inventory is typically purchased only after an order is received. In the case of standard equipment, certain raw materials may be purchased based upon forecast. Occasionally, manufacturing costs are financed in part through progress payments, especially in the case of deliveries with long lead times.

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

Competition:

     There are numerous suppliers of thermal processing systems for the electronic and other industrial thermal processing applications. Although buying decisions have traditionally focused on price, the Company believes that technological leadership, process capability, throughput, environmental safeguards, uptime, meantime-to-repair, cost of ownership, and after sale support have become increasingly important factors. It is on the basis of these criteria, rather than primarily on price and delivery, that the Company competes in its markets.

     The Company's principal competitors for integrated circuit packaging and hybrid circuit manufacturing systems vary by product application. In conveyor belt systems, Lindberg (a division of General Signal), SierraTherm and CentroTherm are the Company's principal competitors. In high temperature systems, the principal competitors are Lindberg, Cremar and De Gussa. In solder reflow systems, the principal competitors are Heller, Electrovert/Speedline (a division of Cookson Group PLC) and Dover Soltec (a division of Dover Corporation).

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

Environmental:

     Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 1999.

Employees:

     As of December 31, 1998, the Company had a total of 327 employees of which 297 were domestic and 30 were foreign based. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company maintains its headquarters in North Billerica, Massachusetts, where it owns a 150,000 square foot manufacturing facility and leases an additional 17,000 square feet of manufacturing space. The Company operates its manufacturing facility on a full first shift and partial second shift basis. In England, for its European sales and service operations, the Company operates out of a leased facility which lease expires in 2010. In Asia Pacific the Company has sales and service offices in Beijing China, Singapore, Penang Malaysia and Cavite Philippines all of which are leased. The Company believes that its plants and capital equipment operated at approximately 60% of production capacity during the fourth quarter of 1998 and that such plants and capital equipment provide sufficient manufacturing capacity through 1999.


ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1998.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                                AGE                  POSITIONS
----------------------                      ---            ---------------------------------------------
Paul J. van der Wansem                      59             Chairman of the Board of Directors,
                                                           President and Chief Executive Officer

Thomas P. Kealy                             56             Vice President, Corporate Controller
                                                           and Chief Accounting Officer

Santo J. DiNaro                             53             Vice President of Operations and Engineering

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


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The following in the BTU International, Inc. 1998 Annual Report is incorporated herein by reference:

     "Common stock and market prices" set forth on page 27.

     The Company's common stock is traded in the Nasdaq National Market System under the symbol BTUI. As of March 26, 1999 there were approximately 521 stockholders of record.

     To date, the Company has paid no cash dividends to its common shareholders. The Company has no plans to pay cash dividends in the near future on its common stock.


ITEM 6. SELECTED FINANCIAL DATA

     "Selected consolidated financial data" on page 4 of the BTU International, Inc. 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's discussion and analysis of financial condition and results of operations" on pages 5-9 of the BTU International, Inc. 1998 Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, and the notes relating thereto, together with the report thereon of Arthur Andersen LLP, independent public accountants, dated February 16, 1999, appearing on pages 10-25 of the BTU International, Inc. 1998 Annual Report are incorporated herein by reference. In addition the financial information by quarter appearing on pages 26-27 of the BTU International, Inc. 1998 Annual Report is incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in items 5, 6 and 7, the 1998 Annual Report, is not deemed to be filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 1998 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement for BTU International, Inc. and is incorporated here by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 1998 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 1998 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     Financial Statements (see Item 8)

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Investment for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

     Financial Statement Schedules

          Report of Independent Public Accountants

          Schedule II - Valuation and Qualifying Accounts, for the years ended December 31, 1998, 1997 and 1996

          All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

     Exhibits

          The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears in Part IV of this report beginning at page 11.

     Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To BTU International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in BTU International, Inc.'s (the Company) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             Arthur Andersen LLP



Boston, Massachusetts,
February 16, 1999

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            BTU INTERNATIONAL, INC.

Date:  March 29, 1999                                       By:  PAUL J. VAN DER WANSEM
                                                            Paul J. van der Wansem
                                                            President, Chief Executive
                                                            Officer (principal executive
                                                            officer) and Director

Date:  March 29, 1999                                       By:  THOMAS P. KEALY
                                                            Thomas P. Kealy
                                                            Vice President Corporate
                                                            Controller and Chief
                                                            Accounting Officer (principal
                                                            financial and accounting officer)

Date:  March 29, 1999                                       By:  DR. JEFFREY CHUAN CHU
                                                            Dr. Jeffrey Chuan Chu
                                                            Director

Date:  March 29, 1999                                       By: DAVID A.B. BROWN
                                                            David A.B. Brown
                                                            Director

                                  EXHIBIT INDEX


     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), Or the quarterly report as reported on 9-28-97 Form 10Q(9-28-97 10-Q) Or the quarterly report as reported on 6-28-98 Form 10Q(6-28-98 10-Q).

                                                                                                             SEC
                                                                                        Exhibit             Docket
                                                                                        -------            --------
EXHIBIT 3.     ARTICLES OF INCORPORATION AND BY-LAWS

  Incorporated herein by reference:

          3.1  Certificate of Incorporation, as amended.                                  3.1              33-24882

          3.2  By-Laws.                                                                   3.2              33-24882


EXHIBIT 4.     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
               INCLUDING DEBENTURES

  Incorporated herein by reference:

          4.0  Specimen Common Stock Certificate.                                         4.0              33-24882

EXHIBIT 10.    MATERIAL CONTRACTS

  Incorporated herein by reference:

        10.13  1988 Employee Stock Purchase Plan. *                                      10.13             33-24882

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

        10.44  Amendment to the 1993 Equity Incentive Plan*                              10.44             6-28-98 10Q

        10.45  1998 Stock Option Plan for Non-Employee Directors*                        10.45             6-28-98 10Q


EXHIBIT 11.    STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  Filed herewith:
         11.0  Calculation of net income per common share

EXHIBIT 13.    ANNUAL REPORT TO STOCKHOLDERS

  Filed herewith:
         13.0 BTU International, Inc. 1998 Annual Report, except for the specific portions incorporated by reference herein, the Annual
               Report is being furnished for information purposes only and is not deemed to be filed.


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

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)




                      For the Year Ended December 31, 1998
                      ------------------------------------

                                                             Additions
                                                   ----------------------------
                                 Balance            Charged
                                   at              to costs             Charged                                 Balance
                                beginning             and              to other           Deductions-           at end
Description                     of period          expenses            accounts               (A)              of period
----------------------          ---------          --------            --------           -----------          ---------
Allowance for doubtful
accounts                          $160                $--                 $--                 $--                 $160




                      For the Year Ended December 31, 1997
                      ------------------------------------

                                                             Additions
                                                   ----------------------------
                                 Balance            Charged
                                   at              to costs             Charged                                 Balance
                                beginning             and              to other           Deductions-           at end
Description                     of period          expenses            accounts               (A)              of period
----------------------          ---------          --------            --------           -----------          ---------
Allowance for doubtful
accounts                          $160                $--                 $--                 $--                 $160




                      For the Year Ended December 31, 1996
                      ------------------------------------

                                                             Additions
                                                   ----------------------------
                                 Balance            Charged
                                   at              to costs             Charged                                 Balance
                                beginning             and              to other           Deductions-           at end
Description                     of period          expenses            accounts               (A)              of period
----------------------          ---------          --------            --------           -----------          ---------
Allowance for doubtful
accounts                          $191                $--                 $--                 $31                $160




     (A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.