Form 10-Q
period 1999-03-28
BTU INTERNATIONAL INC
filed 1999-05-12
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to ______________

                         -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 7, 1999:
6,789,613 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                     1-2
Condensed Consolidated Statements of Operations                             3
Condensed Consolidated Statement of Stockholders' Investment
   and  Consolidated Statements of Comprehensive Income                     4
Condensed Consolidated Statements of Cash Flows                             5
Notes to Condensed Consolidated Financial Statements                      6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-11

PART II. OTHER INFORMATION

Signatures                                                                 12
Exhibits and Reports on Form 8-K                                           13
Calculation of Net Income per Common and Common
   Equivalent Share                                                        14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                  (Unaudited)
                                                                    March 28,         December 31,
                                                                      1999                1998
--------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $ 9,326             $10,594
     Accounts receivable, less reserves of
         $160 in 1999 and $160 in 1998                                14,343              12,427
     Inventories (Note 2)                                              9,291              10,084
     Other current assets                                                452                 411
--------------------------------------------------------------------------------------------------
         Total current assets                                         33,412              33,516
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,187               7,186
     Machinery and equipment                                           5,900               5,675
     Furniture and fixtures                                              824                 828
--------------------------------------------------------------------------------------------------
                                                                      14,121              13,899
     Less-Accumulated depreciation                                     9,439               9,159
--------------------------------------------------------------------------------------------------

         Net property, plant and equipment                             4,682               4,740

Other assets, net of accumulated amortization of $436
     in 1999 and $434 in 1998                                            357                 359
--------------------------------------------------------------------------------------------------

                                                                     $38,451             $38,615
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                    (Unaudited)
                                                                     March 28,         December 31,
                                                                       1999                1998
---------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   227             $   226
     Accounts payable                                                  5.153               5,382
     Other current liabilities                                         2,592               2,947
---------------------------------------------------------------------------------------------------
         Total current liabilities                                     7,972               8,555
---------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       5,105               5,167
Deferred income taxes                                                  1,756               1,756
---------------------------------------------------------------------------------------------------

                                                                      14,833              15,478
---------------------------------------------------------------------------------------------------

Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares;
         Issued and outstanding - none                                    --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,698,774 and 7,695,924 shares
         at March 28, 1999 and
            December 31, 1998, respectively                               77                  77
     Additional paid-in capital                                       20,325              20,322
     Accumulated earnings                                              6,138               5,594
     Treasury stock- 909,161 and 889,161 shares
         at cost, at March 28, 1999 and
     December 31, 1998, respectively                                  (3,233)             (3,166)
     Accumulated other comprehensive income                              311                 310
---------------------------------------------------------------------------------------------------

         Total stockholders' investment                               23,618              23,137
---------------------------------------------------------------------------------------------------

                                                                     $38,451             $38,615
===================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                  -------------------------------
                                                                   March 28,            March 29,
                                                                     1999                 1998
--------------------------------------------------------------------------------------------------
Net sales                                                         $   15,876           $   12,101
Cost of goods sold                                                     9,773                7,162
--------------------------------------------------------------------------------------------------

         Gross profit                                                  6,103                4,939

Operating expenses:
     Selling, general and administrative                               4,330                3,673
     Research, development and engineering                             1,053                1,172

--------------------------------------------------------------------------------------------------

         Income from operations                                          720                   94
--------------------------------------------------------------------------------------------------

     Interest income                                                     132                  118
     Interest expense                                                   (110)                (112)
     Other income, net                                                    39                    4
--------------------------------------------------------------------------------------------------

         Income before provision for income taxes                        781                   104
         Income tax provision                                            237                  (22)
--------------------------------------------------------------------------------------------------

         Net income                                               $      544           $       126
==================================================================================================
     Earnings Per Share:
         Basic                                                    $     0.08           $      0.02
         Diluted                                                  $     0.08           $      0.02
==================================================================================================
     Weighted average number of
     Shares Outstanding:
         Basic Shares                                              6,803,581             7,277,299
         Effect of Dilutive Options                                  106,749                82,816
--------------------------------------------------------------------------------------------------
         Diluted Shares                                            6,910,330             7,360,115
==================================================================================================




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                    FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                           ACCUMULATED
                                   ADDITIONAL                                 OTHER            TOTAL
                       COMMON       PAID-IN     ACCUMULATED    TREASURY   COMPREHENSIVE    STOCKHOLDERS'
                        STOCK       CAPITAL       EARNINGS      STOCK         INCOME         INVESTMENT
--------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period              $77        $20,322        $5,594      $(3,166)        $310           $23,137

Net income                --             --           544           --           --               544

Exercise of stock
 Options                  --              3            --           --           --                 3

Purchase of
 Treasury Stock           --             --            --          (67)          --               (67)

Translation
 Adjustment               --             --            --           --            1                 1

--------------------------------------------------------------------------------------------------------

Balance,
 end of
 the period              $77        $20,325        $6,138      $(3,233)        $311           $23,618
========================================================================================================




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                                 (in thousands)
                                   (Unaudited)

                                                    Three Months Ended
                                                 ------------------------
                                                 March 28,      March 29,
                                                   1999           1998

Net Income                                         $544           $126
Other comprehensive income
    Foreign currency translation adjustment           1             (3)
                                                   --------------------
   Comprehensive Income                            $545           $123
                                                   ====================




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                                 (in thousands)
                                   (Unaudited)

                                                                          MARCH 28,       MARCH 29,
                                                                            1999            1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                       $   544          $   126
         Adjustments to reconcile net income to net cash
           provided by(used in) operating activities -
           Depreciation and amortization                                      293              254
           Net changes in operating assets and liabilities-
              Accounts receivable                                          (1,916)            2001
              Inventories                                                     793             (624)
              Other current assets                                            (41)              72
              Accounts payable                                               (229)          (1,605)
              Other current liabilities                                      (355)            (400)
              Other assets                                                      2              (30)
---------------------------------------------------------------------------------------------------

         Net cash used in  operating activities                              (909)            (206)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                     (235)            (455)
---------------------------------------------------------------------------------------------------

         Net cash used in investing activities                               (235)            (455)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (61)              (9)
         Exercise of stock options                                              3              --
         Purchase of treasury stock                                           (67)            (688)
---------------------------------------------------------------------------------------------------

         Net cash used in financing activities                               (125)            (697)
---------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                1               (3)
---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (1,268)          (1,361)
Cash and cash equivalents, at beginning of the period                      10,594           11,873
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                           $ 9,326          $10,512
===================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                         $   110          $   112
         Income taxes                                                         660               12







  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of March 28, 1999, the condensed consolidated statement of stockholders' investment for the three months ended March 28, 1999, the condensed consolidated statements of cash flows for the three months ended March 28, 1999 and March 29, 1998, the consolidated statements of comprehensive income for the three months ended March 28, 1999 and March 29, 1998 and the related condensed consolidated statements of operations for the quarters ended March 28, 1999 and March 29, 1998 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1998, together with the auditors' report, included in the Company's "1998 Annual Report," and filed as an exhibit to the Company's Form 10-K.

(2) Inventories

     Inventories at March 28, 1999 and December 31, 1998 consisted of:

                                                                                      ($000)
                                                                           -----------------------------
                                                                           March 28,        December 31,
                                                                             1999              1998
--------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                   $4,613           $ 4,970
Work-in-process                                                              3,041             3,395
Finished goods                                                               1,637             1,719
========================================================================================================
                                                                            $9,291           $10,084
========================================================================================================


(3) Debt

     Debt at March 28, 1999 and December 31,1998 consisted of:

                                                                                      ($000)
                                                                           -----------------------------
                                                                           March 28,        December 31,
                                                                             1999              1998
--------------------------------------------------------------------------------------------------------
Mortgage note payable                                                       $5,258            $5,312
Capital lease obligations, interest rates ranging from 10.2% to 12.0%,
  net of interest of $24,000 and $ 26,000 in 1999 and 1998, respectively        74                81
--------------------------------------------------------------------------------------------------------
                                                                             5,332             5,393
Less-current maturities                                                        227               226
--------------------------------------------------------------------------------------------------------
                                                                            $5,105            $5,167
========================================================================================================

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Earnings Per Share

         Earnings per share is presented in compliance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Under SFAS No. 128, Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 38,300 and 27,800 as of March 28, 1999 and December 31, 1998 respectively.

(5) Segment Reporting

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of Enterprise and Related Information" which the Company has adopted. Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

         The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition the thermal process equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment's customers are multinational original equipment manufacturers and contract manufacturing companies.

         The accounting policies of segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies" of the Company's " 1998 Annual Report" The Company evaluates the performance of operating results taken as a whole. Summarized financial information concerning the thermal processing business segment is shown in the following table.

Segment Specific Information

                                                           ($000)
                                                   ----------------------
FOR THE THREE MONTHS ENDED                         March 28,    March 29,
                                                     1999         1998
-------------------------------------------------------------------------

Net sales                                           $15,876      $12,101
Gross profit                                          6,103        4,939
Operating income                                        720           94
Capital Expenditures                                    235          455
Depreciation & Amortization                             293          254

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In the first quarter of 1999, net sales increased by $3.8 million to 15.9 million an increase of 31.2% when compared to the first quarter of 1998. The increase in sales between the two periods reflected higher demand for our products, primarily by our large multinational customers, in the electronics assembly industry. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

       In the first quarter of 1999 as compared to the first quarter of 1998 net sales to all geographic regions increased. When comparing the first quarter of 1999 to the first quarter of 1998 the geographic dispersion of net sales, saw no significant change in regional sales as a percentage of total sales.

       Gross profit increased by $1.2 million or 23.6%, in the first quarter of 1999 as compared to the first quarter of 1998. Gross profit as a percentage of sales decreased for the first quarter of 1999 by 2.4% from 40.8% to 38.4% as compared to the first quarter of 1998. The increase in gross profit dollars for the first quarter of 1999 was due to the increase in revenues versus the same period in 1998. The decrease in the gross margin percentage between the two periods was due to product mix and price pressure in our more competitive, high volume markets.

        Selling, general and administrative expenses increased in the first quarter of 1999 by $657,000 or 17.9%, but decreased as a percentage of net sales to 27.3% compared to 30.4% for the first quarter of 1998. The higher costs in 1999 are primarily the result of $3.8 million increase in net sales, which resulted in increased costs for sales, marketing and service to support our expanding world wide customer base. These increases in costs were offset partially by a lower overall commission percentage as the Company has increased its direct sales in certain Asian territories.

       Research, development and engineering expenses in the first quarter of 1999 decreased by $119,000, or 10.2%, and decreased as a percentage of net sales to 6.6% compared to 9.7% for the same period in 1998. The primary reason for the decrease in spending between the periods was the timing of expenditure on new product development. The Company is committed to continue investing in new technologies and new product developments in order to support growing customer requirements.

     Interest Income - In the first quarter of 1999 interest income increased by $14,000, or 11.9%, as compared to the first quarter of 1998. The increase in interest income is due to the higher average interest rate in 1999 versus 1998.

       Interest Expense - Interest expense decreased by $2,000, or 1.8%, for the first quarter of 1999, as compared to the first quarter of 1998. The decrease is primarily due to the decreasing principal balance of the mortgage note payable.

      Income Taxes - Income taxes increased in the first quarter of 1999 by $259,000 to $237,000 when compared to the tax benefit of $22,000 for the first quarter of 1998. For both 1998 and 1997 the effective tax rate reflects the use of net operating loss carryforwards available to the Company's U.K. subsidiary, which was profitable in 1999 and 1998. During 1999 and 1998 the Company recorded the benefit of these net operating losses utilized, resulting in the lower effective tax rates. The Company has recorded an effective tax rate for the first quarter of 1999 of 30.3%. These compare to the Company's statutory Federal rate of 34%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

          The Company has an unsecured revolving line of credit with a bank, which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this agreement as of March 28, 1999 or at any time in 1998 or 1999.

The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at March 28, 1999 of $5,258,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004

      The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements into 2000.

Other matters

       The impact of inflation and the effect of foreign exchange rate changes during 1999 has had an immaterial impact on the Company's business and financial results.


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Year 2000
--------------------------------------------------------------------------------

The Year 2000 (Y2K) issues are a result of some existing software and embedded computer technology which use only two-digits vs. four-digits to identify the year. Therefore, beginning in the year 2000, errors and failures may occur on date sensitive systems because the computer devices will assume the year 1900.

The Company is actively pursuing Y2K compliance through a focused cross functional Y2K implementation team, with a Y2K coordinator, working worldwide with regular management reviews in three major fronts (see Customers, Internal, Suppliers):

1. CUSTOMERS

All products (software and controls) presently being sold by the Company are Y2K compliant. The Company warranties products sold since 1998 to be Y2K compliant. Costs associated with this warranty are expected to be small. For products sold prior to 1998 on which there is no Y2K warranty, the Company has tested and identified which of its software and controls products are not Y2K compliant. These tests were performed using the industry standard SEMATECH YEAR 2000 Common Testing Scenarios V2.0. Our testing indicates that our older equipment will perform its basic functions beyond the 01/01/00 date, certain minor workarounds may be required to reboot the furnace systems computer and certain functions could be impaired due to date related software. The summary results of the tests have been compiled in matrix form and published on the Company's worldwide web site. This matrix and customer checklists provide our customers with the Y2K tested status of all of BTU's software configurations; known Y2K issues and workarounds; minimum hardware & software configurations to be Y2K compliant; and upgrade kits availability. The Company believes it is well positioned to satisfy its customers Y2K needs on BTU products.

Although the Company is addressing all known Y2K problems on its products before the year 2000 and expects its efforts to be successful, given the uniqueness of the risks and uncertainties related to the Y2K issue, there is no certainty that the Company will be successful. Addressing these uncertainties, the Company has identified and provided our customers with contingency plans and instructions on "what to do" should a Y2K problem arise after the turn of the century. In many instances a Y2K problem simply requires a shutdown and restart of the BTU equipment or a rollback of the year on the date code. Beyond these approaches, BTU is prepared to aid our customers in solving Y2K problems as they arise. We will do this through our experienced knowledge base 24 hour worldwide telephone hot line team and our extensive group of responsive service engineers located in all geographical areas of the world.

2. INTERNAL

The efficient operation of the Company's business is dependent in part on its computer software, computer hardware and internal control systems. These systems are used, to varying degrees, in all areas of the Company's business. The Company's management and Y2K team have investigated and identified potential Y2K compliance problems in all its internal systems, including computer software and hardware; security, telephone and energy management systems; and manufacturing and distribution equipment. To address certain Y2K issues, the Company has hired expert consultants and relied on knowledgeable suppliers to solve certain problems that are beyond the scope or capabilities of our internal resources. The present status for Internal Y2K compliance is that the assessment is complete; the extent of the effort and incremental out of pocket costs have been estimated to be approximately $350,000; and an implementation plan is on-going with a completion date of September 30, 1999. Of the Y2K problem areas identified, 100% have a definable solution; of these 42% are now in compliance and the remaining 58% are at varying stages of working towards the defined Y2K solution. The Company believes that all internal Y2K identified problems are solvable and that the impact of Y2K compliance on the efficient operation of the business will be minimal.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Even with the extensive effort and commitment to identify and solve our internal Y2K problems prior to the beginning of the new century, there is no certainty that the Company will be totally free of Y2K problems next year. If an unforeseen internal Y2K problem arises in the year 2000, the Company has contingency plans, as part of its disaster recovery management system, to insure the continued operation of the business with minimal disruption.

3. SUPPLIERS

An important factor of BTU's success in addressing Y2K compliance problems is the ability of our key suppliers to solve their Y2K issues. The Company's Y2K team and the materials management group have communicated via a questionnaire with all our suppliers regarding their Y2K program status. To date 100% of our key suppliers have responded with their Y2K implementation plans. 62% of the key suppliers are presently Y2K compliant with the remainder scheduled to be Y2K compliant by September 30,1999. The Company's purchasing management is working with the other non key suppliers to ensure Y2K compliance as early as possible.

In reviewing the significant supplier Y2K problems, the Company's Y2K coordinator believes that all Y2K problems have known solutions that are solvable within the required time frame to be Y2K compliant. However given the uncertainties of an event never before experienced, the Company's Material management group is developing contingency plans to address the occurrence of Y2K disruptions to material receipts from key suppliers. An important element of the solution to the failure of a key supplier to deliver product is our strategy to quickly shift to an alternative supplier and thereby minimize the impact to the Company and our customers.

In each of the three significant fronts outlined above, the Company is leading and managing its readiness for Y2K compliance. We expect to address our Y2K problems within the fixed time frame and at costs that will not materially impact the financial results of the Company. However given the risks and uncertainties associated with the uniqueness of the Y2K issues that are outside the Company's control, the Company is unable to guarantee that there will not be Y2K problems and costs beyond the scope detailed above that could materially impact our ability to service our customers and financially perform to investors' expectations.


FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, general market conditions governing supply and demand, the timely availability and acceptance of new products, and the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

                                                         BTU INTERNATIONAL, INC.

       DATE: May 12, 1999             BY: /s/ Paul J. van der Wansem
                                          --------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

       DATE: May 12, 1999             BY: /s/ Thomas P. Kealy
                                          --------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)