Form 10-Q
period 1999-06-27
BTU INTERNATIONAL INC
filed 1999-08-11
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1999

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

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 3, 1999: 6,809,216 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                              (Unaudited)
                                                                June 27,    December 31,
                                                                 1999          1998
                                                                -------     -----------

Current assets
     Cash and cash equivalents                                  $11,335       $10,594
     Accounts receivable, less reserves of
         $160 in 1999 and $160 in 1998                           13,520        12,427
     Inventories (Note 2)                                         9,269        10,084
     Other current assets                                           430           411
                                                                -------       -------
         Total current assets                                    34,554        33,516
                                                                -------       -------
Property, plant and equipment, at cost
     Land                                                           210           210
     Buildings and improvements                                   7,186         7,186
     Machinery and equipment                                      5,954         5,675
     Furniture and fixtures                                         824           828
                                                                -------       -------
                                                                 14,174        13,899
     Less-Accumulated depreciation                                9,627         9,159
                                                                -------       -------
         Net property, plant and equipment                        4,547         4,740
Other assets, net of accumulated amortization of $438
     in 1999 and $434 in 1998                                       335           359
                                                                -------       -------
                                                                $39,436       $38,615
                                                                =======       =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                   (Unaudited)
                                                                     June 27,    December 31,
                                                                      1999          1998
                                                                     -------     -----------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                             $227          $226
     Accounts payable                                                  5.357         5,382
     Other current liabilities                                         2,783         2,947
                                                                     -------       -------
         Total current liabilities                                     8,367         8,555
                                                                     -------       -------
Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       5,047         5,167
Deferred income taxes                                                  1,756         1,756
                                                                     -------       -------
                                                                      15,170        15,478
                                                                     -------       -------
Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares;
         Issued and outstanding - none                                    --            --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,728,144 and 7,695,924 shares
         at June 27, 1999 and
            December 31, 1998, respectively                               77            77
     Additional paid-in capital                                       20,384        20,322
     Accumulated earnings                                              6,746         5,594
     Treasury stock- 928,472 and 889,161 shares
      at cost, at June 27, 1999 and
     December 31, 1998, respectively                                  (3,311)       (3,166)
     Accumulated other comprehensive income                              370           310
                                                                     -------       -------
         Total stockholders' investment                               24,266        23,137
                                                                     -------       -------
                                                                     $39,436       $38,615
                                                                     =======       =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
       FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                   Three Months Ended            Six Months Ended
                                               ------------------------      ------------------------
                                                 June 27,      June 28,       June 27,      June 28,
                                                  1999          1998            1999          1998
                                               ----------    ----------      ----------    ----------

Net sales                                      $   16,199    $   14,314      $   32,075    $   26,415
Cost of goods sold                                  9,683         8,533          19,456        15,695
                                               ----------    ----------      ----------    ----------
         Gross profit                               6,516         5,781          12,619        10,720
Operating expenses:
     Selling, general and administrative            4,371         3,974           8,701         7,647
     Research, development and engineering          1,247         1,235           2,300         2,407
                                               ----------    ----------      ----------    ----------
         Income from operations                       898           572           1,618           666
                                               ----------    ----------      ----------    ----------
     Interest income                                   69            94             201           212
     Interest expense                                (108)         (116)           (218)         (228)
     Other income (expense), net                        6            40              45            44
                                               ----------    ----------      ----------    ----------
         Income before taxes                          865           590           1,646           694
         Income tax provision                         257           110             494            88
                                               ----------    ----------      ----------    ----------
         Net income                            $      608    $      480      $    1,152    $      606
                                               ==========    ==========      ==========    ==========
     Earnings Per Share:
         Basic                                 $     0.09    $     0.07      $     0.17    $     0.08
         Diluted                               $     0.09    $     0.07      $     0.17    $     0.08
                                               ==========    ==========      ==========    ==========
     Weighted Average Number of
      Shares Outstanding:
         Basic                                  6,795,272     7,153,569       6,799,744     7,214,396
         Effect of Dilutive Options               129,512        57,945         111,768        71,644
                                               ----------    ----------      ----------    ----------
         Diluted Shares                         6,924,784     7,211,514       6,911,512     7,286,040
                                               ==========    ==========      ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                     FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                   ACCUMULATED
                                    ADDITIONAL                                        OTHER           TOTAL
                        COMMON       PAID-IN        ACCUMULATED      TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                        STOCK        CAPITAL         EARNINGS          STOCK          INCOME        INVESTMENT
                        ------      ----------      -----------      --------     -------------    ------------
Balance,
 beginning of
 the period             $ 77         $20,322          $5,594         $(3,166)          $310          $23,137

Net income                --              --           1,152              --             --            1,152

Exercise of stock
Options                   --              62              --              --             --               62

Purchase of
Treasury Stock            --              --              --            (145)            --             (145)

Translation
Adjustment                --              --              --              --             60               60
                        ----         -------          ------         -------           ----          -------
Balance,
end of
the period              $ 77         $20,384          $6,746         $(3,311)          $370          $24,266
                        ====         =======          ======         =======           ====          =======





                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                 (in thousands)
                                   (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                        ------------------      ------------------
                                                        June 27,   June 28,     June 27,   June 28,
                                                         1999        1998        1999       1998
                                                        -------    -------      -------    -------

Net Income                                               $608          $480     $1,152       $606

Other comprehensive income
   Foreign currency translation adjustment                 59           (42)        60        (45)
                                                         ----          ----     ------       ----
Comprehensive Income                                     $667          $438     $1,212       $561
                                                         ====          ====     ======       ====



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                 (in thousands)
                                   (Unaudited)


                                                                       JUNE 27,     JUNE 28,
                                                                         1999        1998
                                                                       -------      -------
Cash flows from operating activities:
         Net income                                                    $ 1,152      $   606
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                   586          533
           Net changes in operating assets and liabilities -
              Accounts receivable                                       (1,093)        (356)
              Inventories                                                  815          (50)
              Other current assets                                         (19)         151
              Accounts payable                                             (25)      (1,262)
              Other current liabilities                                   (164)        (298)
              Other assets                                                  24          (26)
                                                                       -------      -------
         Net cash provided by (used in) operating activities             1,276         (702)
                                                                       -------      -------
Cash flows from investing activities:
         Purchases of property, plant and equipment, net                  (393)        (888)
                                                                       -------      -------
         Net cash provided by (used in) investing activities              (393)        (888)
                                                                       -------      -------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                    (119)         (61)
         Proceeds from issuance of Common stock
             and Exercise of stock options                                  62           16
         Purchase of treasury stock                                       (145)      (1,012)
                                                                       -------      -------
         Net cash provided by (used in) financing activities              (202)      (1,057)
                                                                       -------      -------
Effect of exchange rates on cash                                            60          (45)
                                                                       -------      -------
Net increase (decrease) in cash and cash equivalents                       741       (2,692)
Cash and cash equivalents, at beginning of the period                   10,594       11,873
                                                                       -------      -------
Cash and cash equivalents, at end of the period                        $11,335      $ 9,181
                                                                       =======      =======
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                      $   218      $   228
         Income taxes                                                      973           12



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Basis for presentation

         The condensed consolidated balance sheet as of June 27, 1999, the condensed consolidated statement of stockholders' investment for the six months ended June 27, 1999, the condensed consolidated statements of cash flows for the six months ended June 27, 1999 and June 28, 1998, the consolidated statements of comprehensive income for the three and six months ended June 27, 1999 and June 28, 1998 and the related condensed consolidated statements of operations for the three and six months ended June 27, 1999 and June 28, 1998 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1998, together with the auditors' report, included in the Company's "1998 Annual Report," and filed as an exhibit to the Company's Form 10-K.

(2)      Inventories

         Inventories at June 27, 1999 and December 31, 1998 consisted of:

                                                                                 ($000)
                                                                         ----------------------
                                                                         June 27,   December 31,
                                                                          1999         1998
                                                                         ------     -----------

Raw materials and manufactured components                                $4,330       $ 4,970
Work-in-process                                                           3,392         3,395
Finished goods                                                            1,547         1,719
                                                                         ------       -------
                                                                         $9,269       $10,084
                                                                         ======       =======



(3) Debt

     Debt at June 27, 1999 and December 31,1998 consisted of:

                                                                                 ($000)
                                                                         ----------------------
                                                                         June 27,   December 31,
                                                                          1999         1998
                                                                         ------     -----------

Mortgage note payable                                                   $5,203         $5,312
Capital lease obligations, interest rates ranging from
  10.2% to 12.0%, net of interest of $22,000 and $ 26,000
  in 1999 and 1998, respectively                                            71             81
                                                                        ------         ------
                                                                         5,274          5,393
Less-current maturities                                                    227            226
                                                                        ------         ------
                                                                        $5,047         $5,167
                                                                        ======         ======

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


(4)      Earnings Per Share

         Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 44,141 and 27,800 as of June 27, 1999 and December 31, 1998 respectively.

(5)      Segment Reporting

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of Enterprise and Related Information" which the Company has adopted for the year ended December 31, 1998. Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

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

Segment Specific Information

                                       Three Months Ended       Six Months Ended
                                       ------------------      -------------------
                                       June 27,   June 28,     June 27,    June 28,
                                         1999       1998        1999        1998
                                       -------    -------      -------     -------

Net sale                               $16,199    $14,314      $32,075     $26,415
Gross Profit                             6,516      5,781       12,619      10,720
Operating Income                           898        572        1,618         666
Capital Expenditures                       158        433          393         888
Depreciation & Amortization                293        279          586         533


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         In the second quarter of 1999, net sales increased by $1.9 million to $16.2 million, an increase of 13.2% when compared to the second quarter of 1998. For the first six months of 1999, net sales increased by $5.7 million to $32.1 million, an increase of 21.4% over the comparable 1998 period. The increase in sales in 1999 for both the second quarter and first six months as compared to the same periods in 1998 reflects higher demand for our products, primarily by our large multinational customers, in the electronics assembly industry. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

         In the second quarter and first six months of 1999 as compared to the same periods in 1998, net sales to all geographic regions increased. When comparing the second quarter and first six months of 1999 to the same periods in 1998 the geographic dispersion of net sales saw no significant change in regional sales as a percentage of total sales.

         Gross profit increased by $0.7 million, or 12.7%, in the second quarter of 1999, compared to the second quarter of 1998. Gross profit as a percent of sales decreased for the second quarter of 1999 from 40.4% to 40.2% as compared to the second quarter of 1998. For the first six months of 1999, gross profit increased by $1.9 million or 17.7%, compared to the first half of 1998 but decreased as a percentage of sales from 40.6% to 39.3%. The increase in gross profit dollars for both the second quarter and first six months of 1999 was due to the increase in revenues. The decrease in gross margin percentage for the second quarter and year to date period was primarily the result of product mix.

         Selling, general and administrative (SG&A) expenses increased in the second quarter of 1999 by $0.4 million, or 10.0%, but decreased as a percentage of net sales to 27.0% compared to 27.8% the second quarter of 1998. For the first six months of 1999 SG&A expense increased by $1.1 million, or 13.8%, as compared to the same period in 1998. As a percentage of net sales (SG&A) expenses decreased for the first six months of 1999 to 27.1% from 28.9% for the same period in 1998. The higher costs in 1999 are primarily the result of $1.9 million and $5.7 million increase in net sales for the second quarter and first six months respectively. These increased net sales resulted in increased customer support costs, for sales, marketing and service expenses to support our expanding world wide customer base. These increases in costs were offset partially by a lower overall commission percentage as the Company has increased its direct sales in certain Asian territories.

         Research, development and engineering expenses in the second quarter of 1999 increased by $12,000 or 1.0%, as compared to the second quarter of 1998. For the first six months of 1999, research, development and engineering expenses decreased by $107,000, or 4.4%, as compared to the first six months of 1998. The primary reason for the increase in the second quarter of 1999 and the decrease for the first six months of 1999 were the timing of expenditure on new product development. The Company is committed to continue investing in new technologies and new product developments in order to support growing customer requirements

         Interest income in the second quarter and first six months of 1999 decreased by $25,000 or 26.6%, and $11,000 or 5.2% respectively, as compared to the same periods in 1998.

         Interest expense decreased by $8,000, or 6.9%, for the second quarter of 1999, and decreased by $10,000 or 4.4% for the first six months of 1999 as compared to the same periods in 1998. The decreases were primarily due to the decreasing principal balance of the mortgage note payable.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


         Income taxes increased in the second quarter of 1999 by $147,000 to $257,000 when compared to the first quarter of 1998. For the first six months of 1999 income taxes increased by $406,000 to $494,000 when compared to the same period in 1998. For both 1999 and 1998 the effective tax rate reflects the use of net operating loss carryforwards available to the Company's U.K. subsidiary, which was profitable in 1999 and 1998. During 1999 and 1998 the Company recorded the benefit of these net operating losses utilized, resulting in the lower effective tax rates. The Company has recorded an effective tax rate of 29.7% and 30.0% for the second quarter and first six months of 1999 respectively. These compare to the Company's statutory Federal rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has an unsecured revolving line of credit with a bank, which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2002, and is subject to certain financial covenants. No amounts were outstanding under this agreement as of June 27, 1999 or at any time in 1999 or 1998.

         The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at June 27, 1999 of $5,203,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004

         The Company expects its current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet its corporate, operating and capital requirements into 2000.

Other matters

         The impact of inflation and the effect of foreign exchange rate changes during 1999 has had an immaterial impact on the Company's business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted this SOP on January 1, 1999; the adoption did not have a material impact on the Company's financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning January 1, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Year 2000:
--------------------------------------------------------------------------------

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

The Company is actively pursuing Y2K compliance through a focused cross functional Y2K implementation team, with a Y2K coordinator, working worldwide with regular management reviews in three major fronts (see Customers, Internal, Suppliers):

1.       CUSTOMERS

All products (software and controls) presently being sold by the Company are Y2K compliant. The Company warrants products sold since 1998 to be Y2K compliant. Costs associated with this warranty are expected to be small. For products sold prior to 1998 on which there is no Y2K warranty, the Company has tested and identified which of its software and controls products are not Y2K compliant. These tests were performed using the industry standard SEMATECH YEAR 2000 Common Testing Scenarios V2.0. Our testing indicates that our older equipment will perform its basic functions beyond the 01/01/00 date, certain minor workarounds may be required to reboot the furnace systems computer and certain functions could be impaired due to date related software. The summary results of the tests have been compiled in matrix form and published on the Company's worldwide web site. This matrix and customer checklists provide our customers with the Y2K tested status of all of BTU's software configurations; known Y2K issues and workarounds; minimum hardware & software configurations to be Y2K compliant; and Y2K upgrade kits availability. The Company believes it is well positioned to satisfy its customers Y2K needs on BTU products.

Although the Company is addressing all known Y2K problems on its products before the year 2000 and expects its efforts to be successful, given the uniqueness of the risks and uncertainties related to the Y2K issue, there is no certainty that the Company will be successful. Addressing these uncertainties, the Company has identified and provided our customers with contingency plans and instructions on "what to do" should a Y2K problem arise after the turn of the century. In many instances a Y2K problem simply requires a shutdown and restart of the BTU equipment or a rollback of the year on the date code. Beyond these approaches, BTU is prepared to aid our customers in solving Y2K problems as they arise. We will do this through BTU's experienced knowledge base, available through our 24 hour worldwide telephone hot line team and our extensive group of responsive service engineers located in all geographical areas of the world.

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

The present status for internal Y2K compliance is that the assessment is complete. The extent of the Y2K effort and incremental out of pocket costs have been estimated to be approximately $350,000. The Y2K implementation plan is ongoing with a completion date of September 30, 1999 for critical business functions and November 30, 1999 for non-critical functions. Of the Y2K problem areas identified, 100% have a definable solution; of these 72% are now in compliance and the remaining 28% are at varying stages of working towards the defined Y2K solution. The Company believes that all internal Y2K identified problems are solvable and that the impact of Y2K compliance on the efficient operation of the business will be minimal.

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

3.       SUPPLIERS

An important factor of BTU's success in addressing Y2K compliance problems is the ability of our key suppliers to solve their Y2K issues. The Company's Y2K team and the materials management group have communicated with all our suppliers regarding their Y2K program status. To date 100% of our key suppliers have responded with their Y2K implementation plans. 90% of the key suppliers are presently Y2K compliant with the remainder scheduled to be Y2K compliant by September 30, 1999. The Company's purchasing management is working with the non-key suppliers to ensure Y2K compliance before December 31, 1999.

In reviewing the significant supplier Y2K problems, the Company's Y2K coordinator believes that all Y2K supplier problems have known solutions that are solvable within the required time frame. However given the uncertainties of an event never before experienced, the Company's Material management group is developing contingency plans to address the occurrence of Y2K related disruptions to material receipts from key suppliers. An important element of the solution to the failure of a key supplier to deliver product is our strategy to quickly shift to an alternative supplier and thereby minimize the impact to the Company and our customers.

In each of the three significant fronts outlined above, the Company is leading and managing its readiness for Y2K compliance. We expect to address our Y2K problems within the fixed time frame and at costs that will not materially impact the financial results of the Company. However given the risks and uncertainties associated with the uniqueness of the Y2K issues that are outside the Company's control, the Company is unable to guarantee that there will not be Y2K problems. Therefore, Y2K costs and delays beyond the scope detailed above could materially impact our ability to service our customers and the Company's financial performance.

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



                                  BTU INTERNATIONAL, INC.

DATE: August 9, 1999              BY: /s/ Paul J. Van Der Wansem
                                      ------------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director


DATE: August 9, 1999              BY: /s/ Thomas P. Kealy
                                      ------------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

         (a)      The annual meeting of stockholders was held on May 21, 1999.

         (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

         (c)      The voting for the directors was as follows:

                                                          For         Withheld
                                                        ---------     --------

         Paul J. van der Wansem                         5,701,770     523,860
         David A.B. Brown                               5,703,168     522,462
         J. Chuan Chu                                   5,693,870     531,760
         Joseph F. Wrinn                                5,696,970     528,660



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11.0 - Calculation of net income per common and common equivalent share.

                  Exhibit 27.0 - Financial Data Schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the period covered by this report.