Form 10-Q
period 1999-09-26
BTU INTERNATIONAL INC
filed 1999-11-10
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 26, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 3, 1999: 6,787,276 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                               (Unaudited)
                                                             September 26,        December 31,
                                                                  1999                1998
                                                             -------------        ------------
Current assets
     Cash and cash equivalents                                   $10,620             $10,594
     Accounts receivable, less reserves of
         $160 in 1999 and $160 in 1998                            15,291              12,427
     Inventories (Note 2)                                          9,397              10,084
     Other current assets                                            392                 411
                                                                 -------             -------
         Total current assets                                     35,700              33,516
                                                                 -------             -------

Property, plant and equipment, at cost
     Land                                                            210                 210
     Buildings and improvements                                    7,203               7,186
     Machinery and equipment                                       6,356               5,675
     Furniture and fixtures                                          818                 828
                                                                 -------             -------
                                                                  14,587              13,899
                                                                 -------             -------
     Less-Accumulated depreciation                                 9,813               9,159
                                                                 -------             -------
         Net property, plant and equipment                         4,774               4,740

Other assets, net of accumulated amortization of $439
     in 1999 and $434 in 1998                                        315                 359
                                                                 -------             -------
                                                                 $40,789             $38,615
                                                                 =======             =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                              (Unaudited)
                                                             September 26,      December 31,
                                                                 1999               1998
                                                             -------------      -----------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                       $224                $226
     Accounts payable                                            5,421               5,382
     Other current liabilities                                   3,525               2,947
                                                               -------             -------
         Total current liabilities                               9,170               8,555
                                                               -------             -------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                 5,058               5,167
Deferred income taxes                                            1,756               1,756
                                                               -------             -------
                                                                15,984              15,478
                                                               -------             -------
Stockholders' investment (Note 4)
     Series preferred stock, $1 par value-
         Authorized - 5,000,000 shares;
         Issued and outstanding - none                              --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,742,748 and 7,695,924 shares
         at September 26, 1999 and
            December 31, 1998, respectively                         77                  77
     Additional paid-in capital                                 20,388              20,322
     Accumulated earnings                                        7,447               5,594
     Treasury stock- 955,472 and 889,161 shares
      at cost, at September 26, 1999 and
     December 31, 1998, respectively                            (3,436)             (3,166)
     Accumulated other comprehensive income                        329                 310
                                                               -------             -------
         Total stockholders' investment                         24,805              23,137
                                                               -------             -------
                                                               $40,789             $38,615
                                                               =======             =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1999 AND
                               SEPTEMBER 27, 1998
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                        Three Months Ended           Nine Months Ended
                                                     ------------------------     -----------------------
                                                      Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
                                                        1999           1998          1999         1998
                                                     ---------      ---------     ----------    ---------
Net sales                                              $17,795        $14,039        $49,870      $40,454
Cost of goods sold                                      10,780          8,472         30,236       24,167
                                                     ---------      ---------      ---------    ---------
         Gross profit                                    7,015          5,567         19,634       16,287

Operating expenses:
     Selling, general and administrative                 4,845          4,017         13,546       11,664
     Research, development and engineering               1,148            964          3,448        3,371
                                                     ---------      ---------      ---------    ---------
         Income from operations                          1,022            586          2,640        1,252
                                                     ---------      ---------      ---------    ---------
     Interest income                                       133             97            334          309
     Interest expense                                     (107)          (112)          (325)        (340)
     Other income (expense), net                           (44)            11              1           55
                                                     ---------      ---------      ---------    ---------
         Income before taxes                             1,004            582          2,650        1,276
         Income tax provision                              303            181            797          269
                                                     ---------      ---------      ---------    ---------
         Net income                                       $701           $401         $1,853       $1,007
                                                     =========      =========      =========    =========
     Earnings Per Share:
         Basic                                           $0.10          $0.06          $0.27        $0.14
         Diluted                                         $0.10          $0.06          $0.27        $0.14
                                                     =========      =========      =========    =========
     Weighted Average Number of
      Shares Outstanding:
         Basic                                       6,791,389      7,044,647      6,796,913    7,157,186
         Effect of Dilutive Options                    219,030         15,598        153,543       43,764
                                                     ---------      ---------      ---------    ---------
         Diluted Shares                              7,010,419      7,060,245      6,950,456    7,200,950
                                                     =========      =========      =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                              ACCUMULATED
                                ADDITIONAL                                      OTHER            TOTAL
                   COMMON        PAID-IN       ACCUMULATED      TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                    STOCK        CAPITAL         EARNINGS        STOCK          INCOME         INVESTMENT
                   ------       ----------     -----------      --------     -------------    -------------
Balance,
 beginning of
 the period          $77         $20,322          $5,594        $(3,166)          $310          $23,137

Net income            --              --           1,853             --             --            1,853

Exercise of stock
Options               --              66              --             --             --               66

Purchase of
Treasury Stock        --              --              --           (270)            --             (270)

Translation
Adjustment            --              --              --             --             19               19
                     ---         -------          ------        -------           ----          -------
Balance,
end of
the period           $77         $20,388          $7,447        $(3,436)          $329          $24,805
                     ===         =======          ======        =======           ====          =======



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998
                                 (in thousands)
                                   (Unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                     ------------------------     ---------------------
                                                      Sept. 26,     Sept. 27,     Sept 26,    Sept. 27,
                                                        1999          1998          1999        1998
                                                     ----------     ---------     --------    ---------
Net Income                                             $ 701         $ 401        $ 1,853      $1,007

Other comprehensive income
   Foreign currency translation adjustment               (41)           (4)            19         (49)
                                                       -----         -----        -------      ------

Comprehensive Income                                   $ 660         $ 397        $ 1,872      $  958
                                                       =====         =====        =======      ======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998
                                 (in thousands)
                                   (Unaudited)


                                                                       SEPTEMBER 26,     SEPTEMBER 27,
                                                                            1999               1998
                                                                       -------------     -------------
Cash flows from operating activities:
         Net income                                                       $ 1,853          $ 1,007
         Adjustments to reconcile net income to net cash
           provided by(used in) operating activities -
           Depreciation and amortization                                      870              803
           Net changes in operating assets and liabilities-
              Accounts receivable                                          (2,864)            (312)
              Inventories                                                     687              271
              Other current assets                                             19               (1)
              Accounts payable                                                 39             (726)
              Other current liabilities                                       578             (297)
              Other assets                                                     44              (35)
                                                                           ------          -------
         Net cash provided by (used in)  operating activities               1,226              710
                                                                           ------          -------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                     (832)          (1,063)
                                                                           ------          -------
         Net cash provided by (used in) investing activities                 (832)          (1,063)
                                                                           ------          -------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                       (181)            (116)
         Current maturities of long-term debt                                  (2)               6
         Proceeds from issuance of common stock
             and exercise of stock options                                     66               46
         Purchase of treasury stock                                          (270)          (1,833)
                                                                           ------          -------
         Net cash provided by (used in) financing activities                 (387)          (1,897)
                                                                           ------          -------
Effect of exchange rates on cash                                               19              (49)
                                                                           ------          -------
Net increase (decrease) in cash and cash equivalents                           26           (2,299)
Cash and cash equivalents, at beginning of the period                      10,594           11,873
                                                                          -------          -------
Cash and cash equivalents, at end of the period                           $10,620          $ 9,574
                                                                          =======          =======
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                            $325             $309
         Income taxes                                                       1,001               18





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of September 26, 1999, the condensed consolidated statement of stockholders' investment for the nine months ended September 26, 1999, the condensed consolidated statements of cash flows for the nine months ended September 26, 1999 and September 27, 1998, the consolidated statements of comprehensive income for the three and nine months ended September 26, 1999 and September 27, 1998 and the related condensed consolidated statements of operations for the three and nine months ended September 26, 1999 and September 27, 1998 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1998, together with the auditors' report, included in the Company's "1998 Annual Report," and filed as an exhibit to the Company's Form 10-K.

(2) Inventories

     Inventories at September 26, 1999 and December 31, 1998 consisted of:


                                                            ($000)
                                                 ------------------------------
                                                 September 26,     December 31,
                                                      1999             1998
                                                 -------------     ------------
Raw materials and manufactured components           $4,288           $ 4,970
Work-in-process                                      3,605             3,395
Finished goods                                       1,504             1,719
                                                    ------           -------
                                                    $9,397           $10,084
                                                    ======           =======


(3) Debt

     Debt at September 26, 1999 and December 31,1998 consisted of:


                                                                                      ($000)
                                                                          ------------------------------
                                                                          September 26,     December 31,
                                                                              1999             1998
                                                                          -------------     ------------
Mortgage note payable                                                        $5,147            $5,312
Capital lease obligations, interest rates ranging from 10.2% to 12.0%,
  net of interest of $39,000 and $ 26,000 in 1999 and 1998, respectively        135                81
                                                                             ------            ------
                                                                              5,282             5,393
Less-current maturities                                                         224               226
                                                                             ------            ------
                                                                             $5,058            $5,167
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)      Earnings Per Share

         Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 29,600 and 27,800 as of September 26, 1999 and December 31, 1998 respectively.

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

         The accounting policies of segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies" of the Company's "1998 Annual Report". The Company evaluates the performance of operating results taken as a whole. Summarized financial information concerning the thermal processing business segment is shown in the following table.

Segment Specific Information


                                      Three Months Ended          Nine Months Ended
                                    -----------------------     ----------------------
                                    Sept. 26,     Sept. 27,     Sept. 26,    Sept. 27,
                                      1999           1998          1999        1998
                                    ---------     ---------     ---------    ---------
Net sale                             $17,795       $14,039       $49,870     $40,454
Gross Profit                           7,015         5,567        19,634      16,287
Operating Income                       1,022           586         2,640       1,252
Capital Expenditures                     439           175           832       1,063
Depreciation & Amortization              284           270           870         803

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In the third quarter of 1999, net sales increased by $3.8 million to $17.8 million, an increase of 26.8% when compared to the third quarter of 1998. For the first nine months of 1999, net sales increased by $9.4 million to $49.9 million, an increase of 23.3% over the comparable 1998 period. The increase in sales in 1999 for both the third quarter and first nine months as compared to the same periods in 1998 reflects higher demand for our products, primarily by our large multinational electronic and PC board contract manufacturing customers. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     In the third quarter and first nine months of 1999 as compared to the same periods in 1998, net sales to all geographic regions increased. When comparing the third quarter and first nine months of 1999 to the same periods in 1998 the geographic dispersion of net sales saw no significant change in regional sales as a percentage of total sales.

     Gross profit increased by $1.4 million, or 26.0%, in the third quarter of 1999, compared to the third quarter of 1998. Gross profit as a percent of sales decreased for the third quarter of 1999 from 39.7% to 39.4% as compared to the third quarter of 1998. For the first nine months of 1999, gross profit increased by $3.3 million or 20.6%, compared to the first nine months of 1998 but decreased as a percentage of sales from 40.3% to 39.4%. The increase in gross profit dollars for both the third quarter and first nine months of 1999 was due to the increase in revenues. The decrease in gross margin percentage for the third quarter and year to date period was primarily the result of product mix and price pressure.

     Selling, general and administrative (SG&A) expenses increased in the third quarter of 1999 by $0.8 million, or 20.6%, but decreased as a percentage of net sales to 27.2% compared to 28.6% the third quarter of 1998. For the first nine months of 1999 (SG&A) expense increased by $1.9 million, or 16.1%, as compared to the same period in 1998. As a percentage of net sales (SG&A) expenses decreased for the first nine months of 1999 to 27.2% from 28.8% for the same period in 1998. The higher costs in 1999 are primarily the result of $3.8 million and $9.4 million increase in net sales for the third quarter and first nine months respectively. These increased net sales resulted in increased customer support costs for sales, marketing and service expenses to support our expanding world wide customer base. In the third quarter of 1999 as compared to the third quarter of 1998 a significant amount of the increase in (SG&A) was commission expense as products sold through sales agents increased.

     Research, development and engineering expenses in the third quarter of 1999 increased by $184,000 or 19.1%, as compared to the third quarter of 1998. For the first nine months of 1999, research, development and engineering expenses increased by $77,000, or 2.3%, as compared to the first nine months of 1998. As a percentage of net sales research development and engineering expenses decreased for both the third quarter of 1999 to 6.5% from 6.9% and first nine months of 1999 to 6.9% from 8.3% as compared to the same periods in 1998. The primary reason for the increase in the third quarter of 1999 was the timing of expenditure on new product development. The Company is committed to continue investing in new technologies and new product developments in order to support growing customer requirements.


     Interest income in the third quarter and first nine months of 1999 increased by $36,000, or 37.1%, and $25,000, or 8.1% respectively, as compared to the same periods in 1998.

     Interest expense decreased by $5,000, or 4.5%, for the third quarter of 1999, and decreased by $15,000 or 4.4% for the first nine months of 1999 as compared to the same periods in 1998. The decreases were primarily due to the decreasing principal balance of the mortgage note payable.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

           Income taxes increased in the third quarter of 1999 by $122,000 to $303,000 when compared to the third quarter of 1998. For the first nine months of 1999 income taxes increased by $528,000 to $797,000 when compared to the same period in 1998. For both 1999 and 1998 the effective tax rate reflects the use of net operating loss carryforwards available to the Company's U.K. subsidiary, which was profitable in 1999 and 1998. During 1999 and 1998 the Company recorded the benefit of these net operating losses utilized, resulting in the lower effective tax rates. The Company has recorded an effective tax rate of 30.2% and 30.1% for the third quarter and first nine months of 1999 respectively. These compare to the Company's statutory Federal rate of 34%.


LIQUIDITY AND CAPITAL RESOURCES

          The Company has an unsecured revolving line of credit with a bank, which allows for the aggregate of borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan agreement is available to the Company until April 30, 2004, and is subject to certain financial covenants. No amounts were outstanding under this agreement as of September 26, 1999 or at any time in 1999 or 1998.

The Company has a mortgage note, which is secured by its land and building. The Mortgage note payable had an outstanding balance at September 26, 1999 of $5,147,000. The mortgage requires monthly payments of $53,922, including interest at 8.125%. A final balloon payment of $3,825,000 is due at maturity on July 1, 2004.


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

The Company has actively pursued Y2K compliance through a focused cross functional Y2K implementation team, with a Y2K coordinator, working worldwide with regular management reviews in three major fronts (see Customers, Internal, Suppliers):

1.     CUSTOMERS

All products (software and controls) presently being sold by the Company are Y2K compliant. The Company warrants products sold since 1998 to be Y2K compliant. Costs associated with this warranty are expected to be minimal. For products sold prior to 1998 on which there is no Y2K warranty, the Company has tested and identified which of its software and controls products are not Y2K compliant. These tests were performed using the industry standard SEMATECH YEAR 2000 Common Testing Scenarios V2.0. Our testing indicates that our older equipment will perform its basic functions beyond the 01/01/00 date, certain minor workarounds may be required to reboot the furnace systems computer and certain functions could be impaired due to date related software. The summary results of the tests have been compiled in matrix form and published on the Company's worldwide web site. These matrix and customer checklists provide our customers with the Y2K tested status of all of BTU's software configurations; known Y2K issues and workarounds; minimum hardware & software configurations to be Y2K compliant; and Y2K upgrade kits availability. The Company believes it is well positioned to satisfy its customers Y2K needs on BTU products.

Although the Company has addressed all known Y2K problems on its products and expects its efforts to be successful, given the uniqueness of the risks and uncertainties related to the Y2K issue, there is no certainty that the Company will be totally successful. Addressing these uncertainties, the Company has identified and provided our customers with contingency plans and instructions on "what to do" should a Y2K problem arise after the turn of the century. In many instances a Y2K problem simply requires a shutdown and restart of the BTU equipment or a rollback of the year on the date code. Beyond these approaches, BTU is prepared to aid our customers in solving Y2K problems as they arise. We will do this through BTU's experienced knowledge base, available through our 24-hour worldwide telephone hot line team and our extensive group of responsive service engineers located in all geographical areas of the world.

2.     INTERNAL

The efficient operation of the Company's business is dependent in part on its computer software, computer hardware and internal control systems. These systems are used, to varying degrees, in all areas of the Company's business. The Company's Information Technology and Facility management and the Y2K team have investigated and identified potential Y2K compliance problems in all its internal systems, including computer software and hardware; security, telephone and energy management systems; and manufacturing and distribution equipment. To address certain Y2K issues, the Company has hired expert consultants and relied on knowledgeable suppliers to solve certain problems that are beyond the scope or capabilities of our internal resources.

The internal Y2K out of pocket costs are estimated to be approximately $350,000, most of which has already been incurred. Internal Y2K implementation is nearly complete. Of the twenty-eight Y2K potential problem areas identified, 100% have definable solutions; of these, twenty-three or 82% are now in compliance; two will be complete by November 30th and the remaining three have tested solutions to be implemented at year end. The Company believes that all internal Y2K identified potential problems are solvable and that the impact of Y2K compliance on the efficient operation of the business will have little or no effect on operations.

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


3.     SUPPLIERS

An important factor of BTU's success in addressing Y2K compliance problems is the ability of our key suppliers to solve their Y2K issues. The Company's materials management group has communicated with all our suppliers regarding their Y2K program status. To date 100% of our key suppliers have responded with their Y2K implementation plans. 96% of the key suppliers are presently Y2K compliant with the remainder scheduled to be Y2K compliant by December 1999. The Company's purchasing management is working with the non-key suppliers to ensure Y2K compliance before December 31, 1999.

In reviewing the significant supplier Y2K problems, the Company's materials management group believes that all Y2K supplier problems have known solutions that are solvable within the required time frame. However given the uncertainties of an event never before experienced, the Company's materials management group is developing contingency plans to address any occurrence of Y2K related disruptions to material receipts from key suppliers. An important element of the solution to the failure of a key supplier to deliver product is our strategy to quickly shift to an alternative supplier and thereby minimize the impact to the Company and our customers.

BTU's dependency upon electrical supply, communication and traffic infrastructure in and with certain foreign countries might pose a risk in serving certain customers during the first days of the next millennium. The Company believes that most counties have workarounds and that the overall impact upon our ability to serve our customers worldwide will be minimal.

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

                                    BTU INTERNATIONAL, INC.

    DATE: November 9, 1999          BY: /s/ Paul J. van der Wansem
                                        ----------------------------------------
                                    Paul J. van der Wansem
                                    President, Chief Executive Officer
                                    (principal executive officer) and Director


    DATE: November 9, 1999          BY: /s/ Thomas P. Kealy
                                        ----------------------------------------
                                    Thomas P. Kealy
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer (principal
                                    financial and accounting officer)

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