Form 10-K
period 1999-12-31
BTU INTERNATIONAL INC
filed 2000-03-30
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K
                                    ---------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                               Title of Each Class
                          ----------------------------
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $56,670,790 on March 29, 2000.

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 29, 2000:
6,864,688 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 1999; and
Part III - Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders , both of which are to be filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                -----------------

                  PART I
                  ------

Item 1            Business

Item 2            Properties

Item 3            Legal Proceedings

Item 4            Submission of Matters to a Vote of Security Holders

Item 4A           Executive Officers of the Registrant

                  PART II
                  -------

Item 5            Market for Registrant's Common Equity
                  and Related Stockholder Matters

Item 6            Selected Financial Data

Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Item 8            Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  PART III
                  --------

Item 10           Directors and Executive Officers of the Registrant

Item 11           Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management

Item 13           Certain Relationships and Related Transactions

                  PART IV
                  -------

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

     We design, manufacture, sell and support advanced thermal processing systems used primarily in advanced semiconductor packaging and the assembly of printed circuit boards (PCBs). We believe we are the leading supplier of solder reflow systems used by electronics original equipment manufacturers (OEMs) and contract electronics manufacturers (CEMs). In addition, we produce high temperature advanced thermal processing systems for manufacturing ceramics components for electronics and a variety of specialty applications.

     Our customers serve the advanced segments of the electronics industry in which complex, high density PCBs and components are used. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters of the type realizable with our products.

     Our products are sold worldwide through our direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 1999 are such industry leaders as Celestica Incorporated, Intel Corporation, Lucent Technologies Inc., Motorola, Inc., Nokia Corporation, Samsung Corporation and Solectron Corporation.

     Our principal offices are located at 23 Esquire Road, North Billerica, Massachusetts 01862. Our telephone number is (978) 667-4111. We also have sales and service facilities throughout North America, Europe and Asia. Our corporate website is www.btu.com.

INDUSTRY BACKGROUND

     Growth in Electronics. Demand is growing rapidly for increasingly sophisticated electronic devices such as notebook computers, cellular phones, and personal digital assistants (PDAs). Other types of electronics equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and ethernet accessories and consumer products such as automobile electronics and digital cameras.

     Integral to the growth in electronics are the advances in technology which result in producing smaller, lighter and cheaper end products. These advances are achieved, in part, by increasing the performance and reducing the cost, size, weight and power requirements of the components that comprise electronic devices, such as electronic assemblies, PCBs and semiconductors. In response to these developments, OEMs and CEMs are increasingly employing more sophisticated manufacturing and assembly techniques and more advanced manufacturing equipment.

     ELECTRONICS MANUFACTURING PROCESS. Electronics manufacturing processes include integrated circuit manufacturing, integrated circuit packaging and the assembly of PCBs. In the advanced semiconductor packaging and PCB assembly processes, several precision thermal processes are required to connect and bond integrated circuits (ICs) to semiconductor packages and packaged circuits and other components to PCBs. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow, or reflow. For example, the PCB assembly process involves heating a PCB upon which solder pads have been printed and electronic components have been placed. A convection thermal processing system heats the PCB until just above the melting point of the solder pads and then provides a controlled cooling cycle, resulting in a permanent physical and electrical bond between the PCB and the electronic components. Flux, which is produced by vaporized solder during the solder reflow thermal processing cycle, must be contained and collected. Following the bonding process, voids must be filled with an epoxy material which is then thermally cured.

     The growth in the electronics industry is driving manufacturers to demand more versatile, more reliable and more advanced capital equipment. Other factors that drive the demand for advanced thermal processing systems include:


     - Rapid growth in contract electronics manufacturing;

     - Sharp growth in manufacturing capacity at leading cellular phone producers;

     - Technological advances in semiconductor packaging and PCB assembly;

     - Globalization of major electronics manufacturers;

     - Move toward lead-free solder;

     - Replacement of palladium with nickel in capacitors; and

     - Increased velocity of new product introductions.


TECHNOLOGICAL CHALLENGES

     Advanced thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time.

     Advanced thermal processing systems maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the PCBs. In addition, the thermal processing system's heat convection rate must be varied and controlled as different components and PCBs are processed. The chamber must also dispense heat uniformly across the PCBs and components at precise temperatures so that all of the solder will reflow properly without damaging the components. Also, components must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress.

     Another technological challenge for advanced thermal processing systems is achieving precisely controlled atmospheric conditions within the process chamber. In order to facilitate thermal processing without damage to components, many advanced thermal processing systems use a substantially oxygen-free atmosphere of nitrogen or hydrogen in their process chambers. If such gases are used, the entry of contaminating air must be substantially eliminated, even though the product enters and exits the system continuously from the ambient atmosphere. Maintaining a pure and controlled atmosphere in the process chamber, while minimizing the consumption of nitrogen or hydrogen gases in order to reduce operating costs, presents significant engineering challenges.

     Handling PCBs in advanced thermal processing systems requires highly reliable conveyance systems that can easily be converted to process a wide variety of products having different specifications, often on side-by-side tracks through the process chamber. The product handling system must also fully support different sizes of PCBs to eliminate yield loss which could be caused by the sagging of PCBs at elevated temperatures during the heating process.

     Volatile compounds in the flux, which is vaporized during the solder reflow thermal processing cycle, must be contained and collected so that they do not condense in the system and damage the environment. The efficient containment, collection and disposal of the flux are important factors in achieving high system up time, high throughput and reliability.

     The mechanical components in advanced thermal processing systems must operate almost continuously in a demanding, elevated temperature environment with frequent thermal cycles. The use of materials that are resistant to high temperature and thermal stress is important to achieving high reliability.

OUR SOLUTION

     We deliver a broad range of advanced thermal processing systems to serve the needs of electronics manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems enable our customers to increase advanced semiconductor packaging and PCB assembly throughput and yield by providing precise atmosphere and temperature control. In addition to the high performance of our products, we believe the quality standards of our organization and our worldwide service and support are important to our success with industry leading global electronics manufacturers.

     ATMOSPHERE UNIFORMITY AND CONTROL. Our advanced thermal processing systems provide precision control over atmospheric conditions within their process chambers by integrating our gas curtain and physical curtain technologies. Our systems are capable of excluding virtually all oxygen from the reflow and curing process steps to maintain the integrity of the process chamber atmosphere. In addition, our systems minimize the consumption of nitrogen or hydrogen, thereby reducing the operating cost of maintaining the atmosphere.

     ACCURATE AND UNIFORM TEMPERATURE. Our high rate convection heating modules provide controlled heating capacities across many different sizes of PCBs, thereby enabling our customers to maximize throughput regardless of their product mix. In addition, our systems apply heat uniformly across each PCB and its semiconductor and other components, which is critical to ensure that complete reflow occurs. Heat up and cool down profiles are also closely controlled for process consistency and the protection of component parts.

     REPEATABILITY FROM SYSTEM TO SYSTEM. We provide a high degree of repeatability from system to system through our closely characterized atmosphere and temperature controls and the reliability of our systems. This is a critical attribute because our customers must achieve uniform manufacturing performance in plants located throughout the world.

     PROCESSING FLEXIBILITY. Major electronics manufacturers process many sizes of PCBs and often need rapid product changeover capabilities. Our systems can process PCBs of different sizes with minimal or no reconfiguration. Rapid changeover reduces down time and increases manufacturing volume. In addition, due to their very high volume requirements, our customers may require the ability to process multiple

PCBs simultaneously side by side through the same process chamber. Our systems afford our customers the flexibility to achieve side-by-side processing.

     RELIABILITY. Our customers place a high premium on reliability. Reliability is a major contributor to low cost of ownership because high up time can increase the productivity of an entire production line. We believe our advanced thermal processing systems are the most reliable in our customers' production lines and among the most reliable advanced thermal processing systems in the electronics industry.

     WORLDWIDE CUSTOMER SUPPORT. We provide our customers with global technical service support, in depth process engineering support and fast delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with telephonic support and extensive customer training programs twenty- four hours a day, seven days a week.

PRODUCTS

     We supply a broad range of advanced thermal processing systems, the majority of which are used by OEMs and CEMs in the electronics manufacturing industry. The major application for our products is currently in the PCB assembly industry for solder reflow. Our advanced thermal processing systems are used in the bonding process necessary for the manufacture of advanced semiconducter packages and PCB assemblies. In addition, our products are used for such custom applications as the sintering of ceramics, the brazing of metals and the deposition of thin film coatings.

ELECTRONICS MANUFACTURING

     PCB Reflow and Cure. We currently sell two series of advanced thermal processing systems used in the solder reflow and cure stages of PCB assembly as well as a new generation of systems under development.

     The PARAGON series of advanced convection reflow systems, using specialized fan drives, is rated up to 400(degrees)C and operates in air or nitrogen atmospheres. The Paragon series utilizes an impingement technology to transfer heat to the PCB. The Paragon series is designed to handle a wide range of board sizes and can process loads of up to three pounds per square foot in a controlled atmosphere. Using the thermal power arrays of five kilowatt heaters, the Paragon can process PCBs in dual track configurations by engaging multiple board supports, thereby enabling our customers to double production without increasing the machine's footprint. This feature is primarily used in the production of PCBs for cellular phones.

     The solder reflow process requires the thermal processing system to manage flux residues outgassed during the processing of the PCBs. The Paragon advanced thermal processing systems are equipped with a patented flux management system that isolates the flux outside the main process chamber, thereby helping to maintain the integrity of the atmosphere and facilitate easy disposal. The Paragon also features a closed loop convection control system to provide repeatable processes and controllable convection flows used in direct chip attach processes.

     The Paragon series is available in three models based on the heated lengths of the thermal processing chambers. The heated length is based on the required production rate and loading requirements. The Paragon advanced thermal processing systems, with a 400(degrees)C temperature rating, are capable of processing lead-free solder. The Paragon series ranges in price from $70,000 to $160,000.

     The VIP series of fan based reflow and curing systems is rated up to 300(degrees)C and is available in either air or air/nitrogen configurations. The VIP series also utilizes an impingement convection technology. The VIP uses 2.5 kilowatt heaters and is available in various heated lengths. The VIP series can be upgraded to process lead-free materials and ranges in price from $40,000 to $100,000.

     We are developing, and expect to be selling by the second half of 2000, the PYRAMAX series of thermal processing systems. This series is designed on a single platform to be rapidly configurable, which will reduce our product build cycle and allow us to meet customer demands for shorter delivery lead times. The Pyramax offers our customers reduced capital cost, lower nitrogen consumption and reduced scheduled maintenance cycles.

     Our new Pyramax series provides increased process flexibility due to its ability to process PCBs up to 24 inches wide. The Pyramax series, rated up to 400(degrees)C, is capable of operating in air or nitrogen atmospheres and has increased convection flow for greater performance. The Pyramax systems will be offered in various heated lengths and range in price from $70,000 to $150,000. Our Pyramax series will be capable of processing lead-free solder.

     The VIP and Pyramax advanced thermal processing systems can also be used for advanced semiconductor packaging.

     Advanced Semiconductor Packaging. We sell several systems for the thermal processes used in advanced semiconductor packaging.

          Wafer Bump Reflow. Our TCAS series of continuous belt advanced thermal processing systems is rated up to 800(degrees)C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen using patented gas barrier technology to achieve a high purity hydrogen atmosphere. Our TCAS systems range in price from $100,000 to $300,000 and are available in various belt widths and heated lengths.

          Flip Chip Reflow in Package. Flip Chip Reflow physically and electronically attaches the die to its package. Our TRS thermal processing system is rated up to 350(degrees)C, operates in air or nitrogen and uses an impingement convection system, which is unique for this application. This system uses a gas amplifier instead of a fan to drive convection flow. The TRS is currently used for flip chip reflow in the semiconductor packaging industry. Our TRS has the capability to control nitrogen atmospheres with oxygen levels below five parts per million which is critical in the flip chip reflow process for high input/output applications. Our TRS advanced thermal processing systems range in price from $100,000 to $150,000.

          Ball Grid Array Solder Sphere Attach Reflow. The VIP series, with nitrogen atmosphere capability, is used for the attachment of solder balls to the semiconductor package. Our VIP series, as configured with 70 inches of heated length and nitrogen atmosphere, is used for the solder reflow process. See "VIP" above.

          Epoxy Underfill Cure. The VIP series, operating in a clean dry air atmosphere, is used to cure the epoxy underfill materials in various advanced semiconductor packaging technologies. To reduce footprint, the VIP utilizes dual or triple track conveyance system for materials requiring longer cure times. As part of the process, the VIP is used for heating the epoxy underfill materials thereby keeping the material flowing under the chip prior to the curing process.

     Hybrid Circuits and Discrete Components. We offer a range of products that are used in the manufacturing of multilayer ceramic capacitors and thick film hybrid circuits.

          Multilayer Ceramic Capacitors and Hybrid Circuits. We have developed a new BME PUSHER thermal processing system for manufacturing advanced nickel-based MLCCs. The process requires the sintering of the nickel electrode in a very controlled multi atmosphere containing nitrogen, hydrogen and oxygen at 1300(degrees) to 1400(degrees)C. The BME Pusher controls partial pressures of oxygen, critical in the sintering process, and ranges in price from $800,000 to $1.0 million.

          We also supply a second type of system for MLCC manufacturing. Our VMCA series of continuous belt advanced thermal processing systems, rated up to 1100(degrees)C in air or nitrogen atmospheres, is used for firing copper thick film for terminations of MLCC. The VMCA utilizes an advanced gas scrubbing system to control the binder removal phase in the termination firing process. The VMCA is available in various belt widths and heated lengths and ranges in price from $100,000 to $150,000.

          Thick Film Resistors and Conductors. The TFF and the VM series of continuous belt advanced thermal processing systems is rated up to 1050(degrees)C in air. These systems are used for firing thick film pastes in the production of hybrid circuits and can achieve an across belt temperature uniformity of +/- 1(degrees)C. Such thermal uniformity is critical in the production of resistor circuits. These systems are available in various belt widths and heated lengths and range in price from $50,000 to $180,000.

CUSTOM APPLICATIONS

     We design and manufacture custom high temperature systems used in such applications as metals brazing, ceramic sintering and thin film coatings.

     Metals Brazing. The TCA series of continuous advanced thermal processing systems is rated up to 1150(degrees)C and operates in a variety of atmospheres. This series is used for a range of thermal processing applications including brazing of metals such as aluminum oil coolers for the automotive industry. The TCA series utilizes a patented system to enhance temperature uniformity and increase product throughput. The TCA series is available in a variety of belt widths and heated lengths and ranges in price from $70,000 to $500,000.

     Ceramic Sintering. The WBE WALKING BEAM thermal processing system is rated up to 1800(degrees)C and operates in a hydrogen reducing atmosphere. This series is primarily used for sintering of multilayer ceramics and nuclear fuel pellets that are used in the production of nuclear power. The WBE Walking Beam is designed for high volume production applications with very heavy loads. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. This system ranges in price from $500,000 to $1.5 million.

     We also offer a PUSHER thermal processing system which is rated up to 1800(degrees)C in a hydrogen reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.0 million.

     Thin Film Coatings. The TCD series of continuous advanced thermal processing systems is used for the deposition of thin film coatings at atmospheric pressure. Typical processes include the deposition of anti-reflective coatings on silicon or glass. The TCD series is available in a variety of belt widths and heated lengths and ranges in price from $300,000 to $600,000.

CUSTOMERS

     Many of our principal customers are large-volume global OEMs and CEMs that produce ICs and assemble PCBs for use in the manufacture of electronic devices. Many of our customers use our products in multiple facilities worldwide. Our CEM customers include industry leaders such as Celestica and Solectron. Our OEM customers include leaders in the their respective industries such as Intel and Lucent as well as those in the telecommunications industry such as Motorola, Nokia, and Samsung.

     Our largest revenue generating customers have historically accounted for a significant percentage of our net sales. In 1999, aggregate sales to our ten largest customers accounted for approximately 50% of our net sales. In 1999, sales to Solectron, our largest customer for that year, represented nearly 18% of our total net sales. In 1998, Solectron and Intel represented approximately 14% and 13% of our net sales, respectively. In 1997, Solectron represented approximately 14% of our net sales.

SALES AND MARKETING

     We market and sell our products through our direct sales force and independent sales representatives throughout the world and we promote our products through industry-wide venues such as trade shows. Our direct sales force is responsible for educating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our manufacturers representatives provide ongoing services to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. These service functions allow us to market future sales within our current customer base. In addition, our management and sales teams participate in periodic trade conventions, through which we aggressively market our products to potential customers.

     We market our systems and services globally. Approximately 68% of our net sales originate outside the United States, with Asia Pacific and Europe representing 30% and 26% of net sales, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering increased from $4.6 million in 1998 to $4.8 million in 1999. A large percent of our research, development and engineering budget in 1999 was spent on the development of a new solder reflow platform and in the design of our MLCC sintering systems.

     We have developed close working relationships between our key customers and our product engineering teams. These relationships enable us to incorporate our customers' feedback and needs into our product development efforts.

     We have reduced the time it takes to introduce new products and lowered research, development and engineering costs by integrating product design, manufacturing, engineering and after sales support documentation. We also have begun an information technology initiative to develop language-independent electronic service and repair support.

MANUFACTURING AND SUPPLIERS

     Our principal manufacturing operations consist of final assembly, systems integration and testing at our facility in North Billerica, Massachusetts. We outsource the manufacture of most of our components to a number of different suppliers and maintain close relationships with these key suppliers. We have a list of qualified alternative suppliers in the event we exceed the capacity of our key suppliers.

     We made a significant investment to modernize our manufacturing operations in 1998. In the future, we expect to make additional investments in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems in the last two years, thereby reducing cycle time and increasing our inventory turnover. We adhere closely to the principles of total quality management and have been ISO 9001 certified since March 1998. Our customers, suppliers and employees are encouraged to provide feedback and make suggestions for product improvements. These increased efficiencies in our manufacturing operations have dramatically increased our net sales per employee.

INTELLECTUAL PROPERTY

     We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights with nondisclosure and confidentiality agreements with employees, consultants and key customers and with our trademarks, trade secrets and copyrights. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States.

     We license some software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

     We initiated a legal action on June 12, 1998 against Electrovert, Inc., a Division of Cookson Group PLC (Electrovert) and one of Electrovert's subsidiaries, claiming that the flux condenser on their advanced thermal processing system infringes on our patent. Electrovert and its subsidiary have filed two counter suits, claiming that parts of our thermal processing technology infringe on their patents. We intend to vigorously protect our proprietary rights in these actions.

BACKLOG

     Backlog at December 31, 1999 was $11.3 million, compared to $10.9 million at December 31, 1998. As of December 31, 1999, we expected to ship our year end backlog within 6 to 20 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 20 weeks. We include in backlog only those orders for which the customer has signed a purchase order and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

COMPETITION

     Several companies compete with us in selling advanced thermal processing systems to OEMs and CEMs. Although price is a factor in buying decisions on price, we believe that technological leadership, process capability, throughput, environmental safeguards, uptime, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price.

     Our principal competitors for advanced semiconductor packaging and PCB assembly equipment vary by product application. Our principal competitors for solder reflow systems are Electrovert-Speedline Technologies (a Cookson Electronic Company), Heller Industries, and Vitronics-Soltec, Inc. (a Dover Technologies Company). Our MLCC systems will primarily compete with systems produced by Tokai, a Japanese manufacturer. Our high temperature systems for thick film, hybrid circuits, ceramics and other applications compete primarily against systems sold by Lindberg (a Unit of SPX Corp.), SierraTherm Production Furnaces, Inc., Centrotherm and Harper International Corp.

EMPLOYEES

     As of March 1, 2000, we had 294 employees, of whom 87 are engaged in sales, marketing and service, 33 in research, development and engineering, 34 in finance and administration and 140 in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

     Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2000.

ITEM 2.  PROPERTIES

FACILITIES

     We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot manufacturing facility. We currently operate our manufacturing facility on a full time first shift and a partial second shift basis. In England, we lease a facility for our European sale and service operations. We also rent office space in Paris, France. In Asia, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines. We believe that our plant and capital equipment provide sufficient manufacturing capacity through 2000.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME                             AGE                  POSITIONS
           ----                             ---                  ---------

Paul J. van der Wansem                      60             Chairman of the Board of Directors,
                                                           President and Chief Executive Officer

Santo J. DiNaro                             54             Executive Vice President

Thomas P. Kealy                             57             Vice President, Corporate Controller
                                                           and Chief Accounting Officer

James M. Griffin                            42             Vice President of Sales-Americas

     Paul J. van der Wansem has been President, Chief Executive Officer and a member of our board of directors since 1979. From December 1977 to 1981, he served as Vice President of Holec, N.V., a Dutch electronics company, and from 1978 to 1981, he was also president of Holec (USA), Inc. From 1973 to 1977, he worked as a Management Consultant for the Boston Consulting Group, Inc. From 1970 to 1973, Mr. van der Wansem worked as an Adjunct Director of First National City Bank in Amsterdam and New York. Mr. van der Wansem received an undergraduate degree in automotive engineering from Bromsgrove College, England and holds an M.B.A. from IMD, Switzerland.

     Santo J. DiNaro has been Executive Vice President of our company since May 1999. He joined our company as Vice President of Operations and Engineering in December 1997. Prior to joining our company, Mr. DiNaro served as head of Engineering at Varian's Ion Implant Division and previously was the Operations Manager. Mr. DiNaro was with Varian for 17 years. Mr. DiNaro has a B.S. in Mechanical Engineering from Northeastern University.

     Thomas P. Kealy has been Vice President, Corporate Controller and Chief Accounting Officer of our company since February 1991. He has been the Corporate Controller since joining our company in July 1985. Prior to 1985, Mr. Kealy served for 14 years in various financial management positions, including Division Controller for Polaroid Corporation. Earlier he was the Corporate Controller for Coro, Inc. and Lebanon, Inc. Mr. Kealy holds a B.S. in Finance and Accounting from Bentley College and an M.B.A. from Clark University.

     James M. Griffin has been Vice President Sales-Americas of our company since February 2000. Previously, Mr. Griffin was our Director of Sales-North America. Mr. Griffin has held a number of positions within our company's sales organization. Mr. Griffin has been with our company for 17 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     Our common stock has been listed on the Nasdaq National Market System under the symbol "BTUI" since February 7, 1989. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the Nasdaq National Market System.

                                                                HIGH        LOW
                                                              --------    --------
Fiscal Year Ended December 31, 1998:
  First Quarter.............................................  $   5.53    $   4.25
  Second Quarter............................................      5.00        4.13
  Third Quarter.............................................      4.25        2.50
  Fourth Quarter............................................      3.63        2.19
Fiscal Year Ended December 31, 1999:
  First Quarter.............................................      4.00        3.00
  Second Quarter............................................      5.00        2.69
  Third Quarter.............................................      5.75        4.00
  Fourth Quarter............................................      5.75        4.31

     As of March 29, 2000 there were approximately 519 stockholders of record.

                                DIVIDEND POLICY

     Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. The payment of dividends in the future will depend on our growth, profitability, financial condition and other factors that our board of directors may deem relevant.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for each of the fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999 and the selected consolidated balance sheet data as of December 31, 1998 and December 31, 1999 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 1995 and December 31, 1996 and the selected consolidated balance sheet data as of December 31, 1995, December 31, 1996 and December 31, 1997 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1995       1996       1997       1998       1999
                                                     -------    -------    -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales..........................................  $58,274    $45,811    $52,118    $56,468    $70,476
Cost of goods sold.................................   32,022     26,768     30,431     33,985     42,478
                                                     -------    -------    -------    -------    -------
  Gross profit.....................................   26,252     19,043     21,687     22,483     27,998
Selling, general and administrative................   15,583     14,123     15,349     16,021     19,471
Research, development and engineering..............    4,266      3,850      3,808      4,575      4,786
Restructuring charge(1)............................       --         --        530         --         --
                                                     -------    -------    -------    -------    -------
  Operating income.................................    6,403      1,070      2,000      1,887      3,741
Interest income (expense), net.....................     (290)      (255)       (10)       (46)         8
Other income (expense).............................       90         82       (341)        73         24
Gain on sale of minority investment(2).............       --      3,400         --         --         --
                                                     -------    -------    -------    -------    -------
Income before provision for income taxes...........    6,203      4,297      1,649      1,914      3,773

Net income from continuing operations..............    5,073        744      1,250      1,533      2,838

  Net income.......................................  $ 5,073    $ 3,560    $ 1,250    $ 1,533    $ 2,838
                                                     =======    =======    =======    =======    =======

Earnings per share, diluted, from continuing
  operations(3) ...................................  $  0.68    $  0.11    $  0.17    $  0.22    $  0.41
                                                     =======    =======    =======    =======    =======

Earnings per share, diluted........................  $  0.68    $  0.49    $  0.17    $  0.22    $  0.41
                                                     =======    =======    =======    =======    =======

Weighted average shares outstanding, diluted.......    7,320      7,338      7,336      7,118      6,968

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1995       1996       1997       1998       1999
                                                     -------    -------    -------    -------    -------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................  $ 6,145    $10,218    $11,873    $10,594    $12,431
Working capital....................................   18,005     25,268     26,098     24,961     26,693
Total liabilities..................................   17,138     14,556     16,821     15,478     17,346
Total assets.......................................   35,834     36,763     40,379     38,615     43,149
Stockholders' equity...............................   18,696     22,207     23,558     23,137     25,803

------------
(1) In 1997, we incurred a one-time restructuring charge resulting from the implementation of our strategy to outsource subassemblies and change our approach in our sales and service support in certain Asia Pacific countries.

(2) In 1996, we sold our 19.4% minority interest in Bruce Technologies International, Inc. for $7.0 million. As a result, we recognized a pretax gain on this investment of $3.4 million, net of direct expenses.

(3) Earnings per share from continuing operations exclude the sale of the minority interest in Bruce Technologies, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We design, manufacture, sell and support advanced thermal processing systems used primarily in the assembly of PCBs and in advanced semiconductor packaging. We believe we are the leading supplier of solder reflow systems used by OEMs and CEMs. In addition, we produce advanced high temperature processing systems for manufacturing ceramic components for electronic devices and a variety of specialty applications.

     We derive our net sales from customers around the world. Our customers include large multinational OEMs and CEMs requiring advanced thermal processing equipment solutions. In 1999, net sales to our five largest customers accounted for 42.0% of our total net sales. Our net sales in 1999 were dispersed worldwide, with approximately 32.0% to customers in the United States, 30.0% to Asia Pacific customers, 26.0% to European customers and 12.0% to customers in the rest of the world. Over the past three years, the percentage of our net sales to international customers has increased from 50.0% in 1997 to 68.0% in 1999. This shift reflects the continued trend toward offshore manufacturing by our U.S.-based multinational customers and the successful penetration of new non-U.S. based customers.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.

                                                                 FISCAL YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1997     1998      1999
                                                              -----    -----    ------
Net sales...................................................  100.0%   100.0%    100.0%
Cost of goods sold..........................................   58.4%    60.2%     60.3%
                                                              -----    -----    ------
  Gross profit..............................................   41.6%    39.8%     39.7%
Operating expenses:
  Selling, general and administrative.......................   29.5%    28.4%     27.6%
  Research, development and engineering.....................    7.3%     8.1%      6.8%
  Restructuring charge......................................    1.0%     0.0%      0.0%
                                                              -----    -----    ------
  Operating income..........................................    3.8%     3.3%      5.3%
Interest income.............................................    0.9%     0.7%      0.6%
Interest expense............................................  (0.9)%   (0.8)%    (0.6)%
Other income (expense), net.................................  (0.7)%     0.1%      0.0%
                                                              -----    -----    ------
Income before provision for income taxes....................    3.2%     3.4%      5.4%
Income taxes................................................    0.8%     0.7%      1.3%
                                                              -----    -----    ------
Net Income..................................................    2.4%     2.7%      4.0%
                                                              =====    =====    ======

FISCAL YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales increased 24.8% from $56.5 million in 1998 to $70.5 million in 1999. The increase in 1999 net sales reflects the higher demand for our products, primarily by our large multinational OEMs and CEMs. This increase in net sales also reflects growth of approximately 14.0% in the electronics manufacturing market and the gain in market share we have achieved with our medium and high end solder reflow systems.

     The percentage of net sales attributable to our customers in the United States declined by 3.3%, net sales attributable to our customers in Europe increased by 2.2%, net sales attributable to our Asia Pacific customers increased by 1.1% and there was a minimal percentage change in net sales in the rest of the world. The larger growth rate in net sales to European and Asia Pacific customers reflects the trend toward offshore manufacturing by our U.S.-based and multinational customers and our increased sales to overseas domestic manufacturers. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 24.5% from $22.5 million in 1998 to $28.0 million in 1999 and, as a percentage of net sales, decreased from 39.8% in 1998 to 39.7% in 1999. The increase in gross profit for 1999 was due to the increase in net sales in 1999.

     Selling, General and Administrative. Selling, general and administrative increased 21.5% from $16.0 million in 1998 to $19.5 million in 1999, and as a percentage of net sales, decreased from 28.4% to 27.6%. The higher costs in 1999 were primarily the result of a $14.0 million increase in our net sales. The higher selling, general and administrative in 1999 can be attributed to an increase in customer service support for our worldwide customer base and higher selling expenses. In 1999, sales commission expense was higher as the number of products sold through agents increased. Warranty costs were also higher in 1999 due to our rapid growth and the increase in the use of outside service contractors in the latter part of the year. In addition, higher bonuses were recorded in 1999 compared to 1998, due to the increase in net income.

     Research, Development and Engineering. Research, development and engineering increased 4.6% from $4.6 million in 1998 to $4.8 million in 1999, and as a percentage of net sales, decreased from 8.1% in 1998 to 6.8% in 1999. In 1999, we increased our investment in new product development.

     Operating Income. Operating income increased 98.3% from $1.9 million in 1998 to $3.7 million in 1999, and as a percentage of net sales, increased from 3.3% in 1998 to 5.3% in 1999. In 1999, the increase in operating income was the result of a 24.8% increase in net sales over 1998. In addition, our cost structure for sales, general and administrative and research, development and engineering increased at a lower rate than did the net sales percentage.

     Income Taxes. Income taxes increased from $381,000 in 1998 to $935,000 in 1999. Our effective tax rates were 19.9% in 1998 and 24.8% in 1999. The 1999 and 1998 effective tax rates reflect the use of net operating loss carryforwards available to our UK subsidiary, which was profitable in 1999 and 1998. During 1999 and 1998, we recorded the benefit of these net operating losses, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales increased 8.3% from $52.1 million in 1997 to $56.5 million in 1998. The increase in net sales in 1998 reflects the higher demand for our products, primarily by our large multinational customers, despite a decline in the overall market for capital equipment in electronics manufacturing during the period. In addition, we saw an increase in net sales of our large thermal processing systems for the sintering of nuclear fuels.

     During 1998, the percentage of net sales attributable to our customers in the United States declined by 14.7%. This was offset by a 4.9% increase in net sales to our Asia Pacific customers, a 1.0% increase in net sales to our European customers and an 8.8% increase in net sales to customers in the rest of the world. The increase in non-United States net sales was due to expansion in production by multinational companies to offshore facilities and our market penetration of non-domestic customers. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 3.7% from $21.7 million in 1997 to $22.5 million in 1998, and as a percentage of net sales, decreased from 41.6% in 1997 to 39.8% in 1998. The increase in gross profit for 1998 was due to the increase in net sales compared to 1997. The decrease in the gross margin percentage in 1998 was due to our product mix and price pressure for our more competitive, high volume products.

     Selling, General and Administrative. Selling, general and administrative increased 4.4% from $15.3 million in 1997 to $16.0 in 1998 and, as a percentage of net sales, decreased from 29.5% in 1997 to 28.4% in 1998. The higher costs in 1998 were primarily the result of an increase of $4.4 million in net sales and resulting increased costs for sales and service to support our increasing worldwide customer base. These increases in costs were offset by a lower overall commission expense as we increased our direct sales and service locations in certain Asia Pacific countries.

     Research, Development and Engineering. Research, development, and engineering increased 20.1% from $3.8 million in 1997 to $4.6 million in 1998, and as a percentage of net sales, increased from 7.3% in 1997 to 8.1% in 1998. In 1998, the increase in research, development and engineering was the result of adding and implementing new engineering management resources and technologies.

     Operating Income. Operating income decreased 5.7% from $2.0 million in 1997 to $1.9 million in 1998, and as a percentage of net sales, decreased from 3.8% in 1997 to 3.3% in 1998. In 1998, the decrease in operating income resulted from a $530,000 one time restructuring charge incurred as the result of the implementation of our strategy to outsource subassemblies and a change in strategy for our sales and service support in certain Asia Pacific countries.

     Income Taxes. Income taxes decreased from $399,000 in 1997 to $381,000 in 1998. Our effective tax rates were 24.2% in 1997 and 19.9% in 1998. The 1998 and 1997 effective tax rates reflect the use of net operating loss carryforwards available to our UK subsidiary, which was profitable in 1998 and 1997. During 1998 and 1997, we recorded the benefit of these net operating losses, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had $12.4 million in cash and cash equivalents, an increase of $1.8 million compared to December 31, 1998. The increase was primarily a result of cash flow from operations.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement was extended in 1999 until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of December 31, 1999 or at any time in 1999.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at December 31, 1999 of approximately $5.1 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     During 1999, we invested approximately $1.8 million in capital improvements to enhance our information technology infrastructure and to develop several equipment prototypes. We do not presently have any outstanding commitments for capital expenditures that would have a material impact on our liquidity and future capital resources.

     During 1999, we repurchased an additional 87,000 shares of our common stock for $372,000. This stock buy back program reduced the number of outstanding shares of stock during 1999 by 1.3%. These repurchases were approved by our board of directors in 1998.

     We expect that our current cash position, ability to borrow necessary funds and cash flows from operations will be sufficient to meet our corporate, operating and capital requirements into 2001.


MARKET RISK DISCLOSURE

     Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.

     As of December 31, 1999, all of our long-term debt and capital lease obligations are fixed rate financial instruments, thus we are not exposed to interest rate risk resulting from variable interest rate of its debts.


OTHER MATTERS

     The impact of inflation and the effect of foreign exchange rate changes during 1999 have not had a material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition to a company's consolidated financial statements. SAB No. 101 addresses several issues, including the timing for recognizing revenue derived from arrangements that provide for customer acceptance or product installation after shipment and transfer of title.

     Our existing revenue recognition policy is to recognize revenue at the time the customer takes title of the product, generally at the time of shipment, because we have routinely met our installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present arrangements used in our thermal processing systems sales may result in a change in our accounting policy for revenue recognition and the deferral of the revenue for some equipment sales until installation is complete and accepted by the customer. We are currently evaluating the impact that SAB No. 101 might have on our revenue recognition policies. However, there will be no impact on our cash flows from operations as a result of this change.

     We are required to report the impact of SAB No. 101, as amended by SAB No. 101A, no later than the second fiscal quarter of the fiscal year 2000. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Accordingly, the first quarter of year 2000 financial results may be restated to the extent that SAB No. 101 is relevant and material. Prior year financial statements will not be restated. We are also considering potential changes to our standard contracts that could mitigate the impact of SAB No. 101 in the future.

     In June 1998, the Financial Standards Accounting Board issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998). We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements and have not determined the timing nor method of its adoption of the statement. However, we do not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by item 8 of Form 10-K is presented here in the following order:




Unaudited Quarterly Financial Information...................
Consolidated Balance Sheet as of December 31, 1999 and
  1998......................................................
Consolidated Statement of Operations for the years ended
  December 31, 1999, 1998, and 1997.........................
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997....................
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................
Notes to Consolidated Financial Statements..................
Report of Independent Public Accounts.......................

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited statements of operations data for each of the eight quarters in the period ended December 31, 1999 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         QUARTER ENDED
                                    ----------------------------------------------------------------------------------------
                                    MAR. 29,   JUNE 28,   SEPT. 27,   DEC. 31,   MAR. 28,   JUNE 27,   SEPT. 26,   DEC. 31,
                                      1998       1998       1998        1998       1999       1999       1999        1999
                                    --------   --------   ---------   --------   --------   --------   ---------   ---------
Net sales.........................  $12,101    $14,314     $14,039    $16,014    $15,876    $16,199     $17,795     $20,606
Cost of goods sold................    7,162      8,533       8,472      9,818      9,773      9,683      10,780      12,242
                                    -------    -------     -------    -------    -------    -------     -------     -------
Gross profit......................    4,939      5,781       5,567      6,196      6,103      6,516       7,015       8,364
Selling, general and
  administrative..................    3,673      3,974       4,017      4,357      4,330      4,371       4,845       5,925
Research, development and
  engineering.....................    1,172      1,235         964      1,204      1,053      1,247       1,148       1,338
                                    -------    -------     -------    -------    -------    -------     -------     -------
Income from operations............       94        572         586        635        720        898       1,022       1,101
Interest income (expense), net....        6        (22)        (15)       (15)        22        (39)         26          (1)
Other income (expense), net.......        4         40          11         18         39          6         (44)         23
                                    -------    -------     -------    -------    -------    -------     -------     -------
Income before taxes...............      104        590         582        638        781        865       1,004       1,123
Income tax (benefit) provision....      (22)       110         181        112        237        257         303         138
                                    -------    -------     -------    -------    -------    -------     -------     -------
  Net income......................  $   126    $   480     $   401    $   526    $   544    $   608     $   701     $   985
                                    =======    =======     =======    =======    =======    =======     =======     =======
Earnings per share, diluted.......  $  0.02    $  0.07     $  0.06    $  0.08    $  0.08    $  0.09     $  0.10     $  0.14
                                    =======    =======     =======    =======    =======    =======     =======     =======

Weighted average shares,
  diluted.........................    7,360      7,212       7,060      6,856      6,910      6,925       7,010       7,019
                                                                         QUARTER ENDED
                                    ----------------------------------------------------------------------------------------
                                    MAR. 29,   JUNE 28,   SEPT. 27,   DEC. 31,   MAR. 28,   JUNE 27,   SEPT. 26,   DEC. 31,
                                      1998       1998       1998        1998       1999       1999       1999        1999
                                    --------   --------   ---------   --------   --------   --------   ---------   ---------

PERCENTAGE OF NET SALES:
Net sales.........................    100.0%     100.0%      100.0%     100.0%     100.0%     100.0%      100.0%      100.0%
Cost of goods sold................     59.2       59.6        60.3       61.3       61.6       59.8        60.6        59.4
                                    -------    -------     -------    -------    -------    -------     -------     -------
Gross profit......................     40.8       40.4        39.7       38.7       38.4       40.2        39.4        40.6
Selling, general and
  administrative..................     30.4       27.8        28.6       27.2       27.3       27.0        27.2        28.8
Research, development and
  engineering.....................      9.7        8.6         6.9        7.5        6.6        7.7         6.5         6.5
                                    -------    -------     -------    -------    -------    -------     -------     -------
Income from operations............      0.8        4.0         4.2        4.0        4.5        5.5         5.7         5.3
Interest income (expense), net....      0.0       (0.2)       (0.1)      (0.1)       0.1       (0.2)        0.1        (0.0)
Other income (expense), net.......      0.0        0.3         0.1        0.1        0.2        0.0        (0.2)        0.1
                                    -------    -------     -------    -------    -------    -------     -------     -------
Income before taxes...............      0.9        4.1         4.1        4.0        4.9        5.3         5.6         5.4
Income tax (benefit) provision....     (0.2)       0.8         1.3        0.7        1.5        1.6         1.7         0.7
                                    -------    -------     -------    -------    -------    -------     -------     -------
  Net income......................      1.0%       3.4%        2.9%       3.3%       3.4%       3.8%        3.9%        4.8%
                                    =======    =======     =======    =======    =======    =======     =======     =======


     Net sales increased from $12.1 to $20.6 million over the eight quarters in 1998 and 1999. During this period, net sales increased in each quarter, except in the third quarter of 1998 and the first quarter of 1999. Historically, net sales in the first quarter of every year have been the lowest in the year due to the buying patterns of our customers. Overall growth in net sales resulted from the continued growth in electronics manufacturing and our increase in market share.

     Gross profits as a percentage of net sales during the last eight quarters have ranged between 38.4% and 40.8%. We outsourced our subassemblies in order to maximize our core competencies and utilize more flexible manufacturing processes.

     Our selling, general and administrative has generally increased over the quarters to support our expanding worldwide customer base. Research, development and engineering is related to the development of new products, including our MLCC system. However, these operating costs have generally decreased as a percentage of net sales over the quarterly periods displayed.

     Income from operations in this period has increased in absolute amounts in every quarter. Net income has risen every quarter, except in the third quarter of 1998, from $126,000 in the first quarter of 1998 to $985,000 in the fourth quarter of 1999.

     Earnings per share, diluted increased from $0.02 in the first quarter 1998 to $0.14 in the last quarter 1999.

                            BTU INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
ASSETS
Current Assets:
  Cash and cash equivalents (Notes 1 and 11)................  $12,431    $10,594
  Trade accounts receivable, less reserves of $160 in 1999
     and 1998 (Note 1)......................................   14,563     12,427
  Inventories (Note 1)......................................    9,617     10,084
  Other current assets (Note 6).............................      678        411
                                                              -------    -------
          Total current assets..............................   37,289     33,516
                                                              -------    -------
Property, Plant and Equipment, at cost (Notes 1 and 3)
  Land......................................................      210        210
  Buildings and improvements................................    7,329      7,186
  Machinery and equipment...................................    6,513      5,675
  Furniture and fixtures....................................      830        828
                                                              -------    -------
                                                               14,882     13,899
     Less-accumulated depreciation..........................    9,341      9,159
                                                              -------    -------
     Net property, plant and equipment......................    5,541      4,740
                                                              -------    -------
Other assets, net of accumulated amortization of $441 in
  1999 and $434 in 1998.....................................      319        359
                                                              -------    -------
          Total Assets......................................  $43,149    $38,615
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital lease
     obligations (Note 3)...................................  $   267    $   226
  Trade accounts payable (Note 9)...........................    6,665      5,382
  Customer deposits.........................................       --        124
  Accrued expense (Note 2)..................................    3,664      2,823
                                                              -------    -------
          Total current liabilities.........................   10,596      8,555
Long-term debt and capital lease obligations less current
  maturities (Notes 3 and 11)...............................    4,953      5,167
Deferred income taxes (Notes 1 and 6).......................    1,797      1,756
                                                              -------    -------
          Total Liabilities.................................  $17,346    $15,478
                                                              -------    -------
Commitments and contingencies (Note 3)
Stockholders' Equity (Note 8):
  Class A preferred stock, $1.00 par value --
     Authorized -- 2,000,000 shares Issued and
     outstanding -- none....................................       --         --
  Series preferred stock, $1.00 par value --
     Authorized -- 5,000,000 shares
     Issued and outstanding -- none.........................       --         --
  Common Stock, $.01 par value --
     Authorized -- 25,000,000 shares
     Issued -- 7,770,446, outstanding 6,794,536 in 1999 and
     Issued -- 7,695,924, outstanding 6,806,763 in 1998.....       78         77
  Additional paid-in capital................................   20,543     20,322
  Retained earnings.........................................    8,432      5,594
  Less treasury stock at cost 975,910 and 889,161 shares, at
     December 31, 1999 and 1998, respectively...............   (3,538)    (3,166)
  Accumulated other comprehensive income (Note 1)...........      288        310
                                                              -------    -------
          Total stockholders' equity........................   25,803     23,137
                                                              -------    -------
          Total Liabilities and Stockholders' Equity........  $43,149    $38,615
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BTU INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net sales (Notes 1, 4, and 5)...............................  $70,476    $56,468    $52,118
Cost of goods sold..........................................   42,478     33,985     30,431
                                                              -------    -------    -------
Gross profit................................................   27,998     22,483     21,687
                                                              -------    -------    -------
  Selling, general and administrative (Note 9)..............   19,471     16,021     15,349
  Research, development and engineering (Note 1)............    4,786      4,575      3,808
  Restructuring charge......................................       --         --        530
                                                              -------    -------    -------
Operating income............................................    3,741      1,887      2,000
  Interest income...........................................      440        405        478
  Interest expense (Note 3).................................     (432)      (451)      (488)
  Other income (expense)....................................       24         73       (341)
                                                              -------    -------    -------
Income before provision for income taxes....................    3,773      1,914      1,649
  Provision for income taxes (Notes 1 and 6)................      935        381        399
                                                              -------    -------    -------
Net income..................................................  $ 2,838    $ 1,533    $ 1,250
                                                              =======    =======    =======
Earnings per share:
  Basic.....................................................  $  0.42    $  0.22    $  0.17
                                                              =======    =======    =======
  Diluted...................................................  $  0.41    $  0.22    $  0.17
                                                              =======    =======    =======
Weighted average number of shares outstanding:
  Basic shares..............................................    6,799      7,068      7,291
  Effect of Dilutive Options................................      169         50         45
                                                              -------    -------    -------
  Diluted Shares............................................    6,968      7,118      7,336
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BTU INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        ACCUMULATED
                                                    ADDITIONAL                             OTHER           TOTAL
                                           COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK     CAPITAL     EARNINGS    STOCK        INCOME          EQUITY
                                           ------   ----------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1996.............   $76      $20,115      $2,811    $(1,183)       $388           $22,207
  Net income.............................    --           --       1,250         --          --             1,250
  Translation adjustment.................    --           --          --         --         (35)              (35)
  Sales of common stock and exercise of
    stock options (Note 8)...............     1          108          --         --          --               109
  Tax benefit of stock options
    exercised............................    --           27          --         --          --                27
                                            ---      -------      ------    -------        ----           -------
BALANCE AT DECEMBER 31, 1997.............    77       20,250       4,061     (1,183)        353            23,558
  Net income.............................    --           --       1,533         --          --             1,533
  Translation adjustment.................    --           --          --                    (43)              (43)
  Sale of common stock and exercise of
    stock options (Note 8)...............    --           72          --         --          --                72
Purchase of treasury stock...............    --           --          --     (1,983)         --            (1,983)
                                                     -------      ------    -------        ----           -------
BALANCE AT DECEMBER 31, 1998.............    77       20,322       5,594     (3,166)        310            23,137
  Net income.............................    --           --       2,838         --          --             2,838
  Translation adjustment.................    --           --          --         --         (22)              (22)
  Sales of common stock and exercise of
    stock options (Note 8)...............     1          187          --         --          --               188
  Tax benefits of options exercised......    --           34          --         --          --                34
  Purchase of treasury stock.............    --           --          --       (372)         --              (372)
                                            ---      -------      ------    -------        ----           -------
BALANCE AT DECEMBER 31, 1999.............   $78      $20,543      $8,432    $(3,538)       $288           $25,803
                                            ===      =======      ======    =======        ====           =======

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net income..................................................  $2,838    $1,533    $1,250
Other comprehensive income
  Foreign currency translation adjustment...................     (22)      (43)      (35)
                                                              ------    ------    ------
Comprehensive income........................................  $2,816    $1,490    $1,215
                                                              ======    ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BTU INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 2,838    $ 1,533    $ 1,250
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    1,120      1,119        961
  Deferred income taxes.....................................       41       (491)        44
Net changes in operating assets and liabilities:
  Accounts receivable.......................................   (2,136)       (93)    (1,704)
  Inventories...............................................      467        (56)      (268)
  Other current assets......................................     (267)       713        537
  Accounts payable..........................................    1,283       (631)     1,889
  Customer deposits.........................................     (124)      (304)       (13)
  Accrued expenses..........................................      841        227        523
  Other assets..............................................       33         50       (193)
                                                              -------    -------    -------
     Net cash provided by operating activities..............    4,096      2,067      3,026
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net.............   (1,842)    (1,248)    (1,294)
                                                              -------    -------    -------
     Net cash used in investing activities..................   (1,842)    (1,248)    (1,294)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt and capital lease
  obligations...............................................     (245)      (144)      (300)
Issuance of common stock....................................      188         72        109
Proceeds from mortgage reference............................       --         --        122
Tax benefit of stock options exercised......................       34         --         27
Purchase of treasury stock..................................     (372)    (1,983)        --
                                                              -------    -------    -------
     Net cash used in financing activities..................     (395)    (2,055)       (42)
                                                              -------    -------    -------
EFFECT OF EXCHANGE RATES ON CASH............................      (22)       (43)       (35)
                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    1,837     (1,279)     1,655
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............   10,594     11,873     10,218
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $12,431    $10,594    $11,873
                                                              =======    =======    =======

Supplemental disclosures of cash flow information are included in Note 10.

  The accompanying notes are an integral part of these consolidated financial statements.

                            BTU INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     BTU International, Inc. and its wholly owned subsidiaries (the Company) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics industry.

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates.

CASH AND CASH EQUIVALENTS

     The Company has classified certain liquid financial instruments, with original maturities of less than three months, as cash equivalents.

INVENTORIES

     Inventories consist of material, labor and overhead and are valued at the lower of cost or market value. Cost is determined by the first-in, first-out
(FIFO) method for all inventories.

     Inventories consist of the following (in thousands):

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      1998
                                                            ------    -------
Raw Materials and manufactured components.................  $4,431    $ 4,970
Work-in-progress..........................................   3,532      3,395
Finished goods............................................   1,654      1,719
                                                            ------    -------
                                                            $9,617    $10,084
                                                            ======    =======

PROPERTY, PLANT AND EQUIPMENT

     The Company provides for depreciation using the straight-line method over a period sufficient to amortize the cost of the asset over its useful life. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements..................................  8-25 years
Machinery and equipment.....................................   2-8 years
Furniture and fixtures......................................   5-8 years

     Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

                            BTU INTERNATIONAL, INC.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

TRANSLATION OF FOREIGN CURRENCIES

     Foreign currencies are translated in accordance with SFAS No. 52, "Foreign Currency Translation." Under this standard, assets and liabilities of the Company's foreign operations are translated into United States dollars at current exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' investment. Exchange gains and losses (if any) arising from transactions denominated in foreign currencies are included in income as incurred. Such exchange gains or losses were not material during the periods presented.

PATENTS

     The Company has patents in the United States and certain foreign countries for certain of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION

     Revenue is recognized based upon completion of the earnings process, which typically occurs upon the shipment of product to the customer, except for large contracts that are not completed within the normal operating cycle of the business, which are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized in proportion to costs incurred compared to total estimated costs and a provision is made for any anticipated loss. As of December 31, 1999 and 1998, $0 and $53,000, respectively, of revenue was recognized on the percentage of completion method for systems not yet shipped. During these years, revenue recognized using the percentage completion method included in net sales was 2.3% for 1999 and 6.1% for 1998.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

     Earnings Per Share (EPS) is presented under two calculations, Basic and Diluted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding that were not included in the determination of diluted EPS, because they were antidilutive, were 289,778 in 1999, 27,800 in 1998 and 42,500 in 1997.

RECLASSIFICATION

     Certain prior year financial statement information has been reclassified to conform with the current year presentation.

                            BTU INTERNATIONAL, INC.

COMPREHENSIVE INCOME

     The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the Balance Sheet. The only item of comprehensive income other than net income is translation gains and losses from foreign exchange, recorded in the equity section of the Balance Sheets. Comprehensive Income is presented in the accompanying consolidated statements of comprehensive income.

SEGMENT INFORMATION

     The Company reports segment information as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The chief operating decisions maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure and management structure. (see
Note 12)

SAB NO. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in company's consolidated financial statements. SAB No. 101 addresses several issues including the timing for recognizing revenue derived from arrangements that involve either contractual customer acceptance provisions or installation of the product occurs after shipment and transfer of title.

     The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title of the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present arrangements used in the Company's thermal processing equipment sales may result in a change in the Company's accounting policy for revenue recognition and the deferral of the revenue for some equipment sales until installation is complete and accepted by the customer. The Company is currently evaluating the impact that SAB No. 101 might have on its revenue recognition policies. However, there will be no impact on the Company's cash flows from operations as a result of this change.

     The Company is required to report the impact of SAB No. 101, as amended by SAB No. 101A, no later than the second fiscal quarter of the fiscal year 2000. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000, thus the first quarter of year 2000 financial results may be restated to the extent that SAB No. 101 is relevant and material. Prior year financial statements will not be restated. The Company is also considering potential changes to its standard contracts that could mitigate the impact of SAB No. 101 on a go forward basis.

                            BTU INTERNATIONAL, INC.

NOTE 2:  ACCRUED EXPENSES

     Accrued expenses at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999      1998
                                                             ------    ------
Accrued commissions........................................  $1,390    $  976
Accrued warranty...........................................     660       535
Accrued income taxes.......................................     255       281
Accrued bonus..............................................     519        60
Other......................................................     840       971
                                                             ------    ------
                                                             $3,664    $2,823
                                                             ======    ======

(3)  DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

     Debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999      1998
                                                             ------    ------
Mortgage note payable......................................  $5,089    $5,312
Capital lease obligations, interest rates ranging from
  10.2% to 11.1%, net of interest of $38 and $26 in 1999
  and 1998, respectively...................................     131        81
                                                             ------    ------
                                                              5,220     5,393
Less current maturities....................................     267       226
                                                             ------    ------
                                                             $4,953    $5,167
                                                             ======    ======

     The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

     The capital lease obligations relate to various equipment leases used in the operation of the business.

     Under the terms of the debt, the minimum repayments of long-term debt and capital lease obligations by year are as follows (in thousands):

                                                            8.125%     CAPITAL
                                                           MORTGAGE    LEASES     TOTAL
                                                           --------    -------    ------
2000.....................................................   $  242      $ 25      $  267
2001.....................................................      263        29         292
2002.....................................................      285        29         314
2003.....................................................      309        22         331
2004.....................................................    3,990        26       4,016
                                                            ------      ----      ------
                                                            $5,089      $131      $5,220
                                                            ======      ====      ======

     At December 31, 1999, the Company has an unsecured revolving line of credit with a US bank which allows for aggregate borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan facility is available to the Company until April 30, 2004, subject to compliance with certain financial covenants. At December 31, 1999, the Company was in compliance with all covenants of this agreement. As of December 31, 1999, no amounts were outstanding under this unsecured revolving line of credit.

                            BTU INTERNATIONAL, INC.

     The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in 2010. Rent expense under this lease was approximately $143,000 in 1999, $145,000 in 1998, and $143,000 in 1997. In 1995,
the Company sublet a portion of this leased space. The initial term of the sublease is five years. Under the terms of the sublease, the Company will receive approximately $132,000 per year. At the end of the initial five year sublet period, the sublease can be extended at market rates for two subsequent and concurrent five year periods. As of December 31, 1999, the future minimum lease commitment for this facility is $2,765,000, payable as follows: $240,000 for the year 2000, $273,000 for each of 2001, 2002, 2003 and 2004 and $1,433,000 thereafter through 2010.

     The Company is a party to a patent lawsuit it originated and to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company's results of operations or financial condition.

(4)  FOREIGN OPERATIONS

     The following table shows the amounts and percentages of the Company's revenues by geographic region, for the last three years:

                                             1999             1998             1997
                                         -------------    -------------    -------------
United States..........................  $22,552   32%    $19,946   35%    $26,061   50%
Europe.................................   18,324    26     13,446    24     11,862    23
Asia Pacific...........................   21,143    30     16,295    29     12,512    24
Rest of World..........................    8,457    12      6,781    12      1,683     3

(5)  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution.

     One customer represented 18% of revenue in 1999. Two customers represented 14% and 13% respectively of revenue in 1998. One customer represented approximately 14% of revenues in 1997.

(6)  INCOME TAXES

     The components of income before provision for income taxes are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Domestic.................................................  $2,163    $  881    $1,040
Foreign..................................................   1,610     1,033       609
                                                           ------    ------    ------
Total....................................................  $3,773    $1,914    $1,649
                                                           ======    ======    ======

                            BTU INTERNATIONAL, INC.

     For the years ended December 31, 1999, 1998 and 1997, the Company's provisions for income taxes were as shown below (in thousands):

                                                   FEDERAL    STATE    FOREIGN    TOTAL
                                                   -------    -----    -------    -----
December 31, 1999
  Current........................................   $ 662     $ 177      $55      $ 894
  Deferred.......................................      85       (44)       0         41
                                                    -----     -----      ---      -----
                                                    $ 747     $ 133      $55      $ 935
                                                    =====     =====      ===      =====
December 31, 1998
  Current........................................   $ 491     $ 345      $36      $ 872
  Deferred.......................................    (216)     (275)       0       (491)
                                                    -----     -----      ---      -----
                                                    $ 275     $  70      $36      $ 381
                                                    =====     =====      ===      =====
December 31, 1997
  Current........................................   $ 308     $  47      $ 0      $ 355
  Deferred.......................................      39         5        0         44
                                                    -----     -----      ---      -----
                                                    $ 347     $  52      $ 0      $ 399
                                                    =====     =====      ===      =====

     The differences between the statutory United States federal income tax rate of 34% and the Company's effective tax rate are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             1999     1998     1997
                                                            ------    -----    -----
Tax provision at United States statutory rate.............  $1,283    $ 650    $ 561
State and foreign income taxes, net of federal benefit....     142       94       48
Utilization of foreign net operating loss carryforwards...    (498)    (293)    (189)
Non-deductible and other..................................       8      (70)     (21)
                                                            ------    -----    -----
Total provision...........................................  $  935    $ 381    $ 399
                                                            ======    =====    =====

                            BTU INTERNATIONAL, INC.

     Deferred income taxes and prepaid income taxes are comprised of the following at December 31, 1999 and 1998 (in thousands):

                                                            1999       1998
                                                           -------    -------
Revenues recognized for books, not tax...................  $(2,860)   $(3,814)
Accelerated tax depreciation.............................        0        (68)
Other....................................................     (116)      (116)
                                                           -------    -------
          Total deferred liabilities.....................  $(2,976)   $(3,998)
                                                           =======    =======
Inventory reserves.......................................      331        371
Inventory capitalization.................................       74         71
Accruals and other.......................................      577        460
Foreign net operating loss carryforward..................        0        498
Accelerated tax depreciation.............................       65          0
Federal tax credit carryforwards.........................      132      1,340
                                                           -------    -------
          Total deferred assets..........................    1,179      2,740
                                                           -------    -------
          Total net deferred liability...................   (1,797)    (1,258)
Valuation allowance......................................        0       (498)
                                                           -------    -------
Net deferred income tax liability........................  $(1,797)   $(1,756)
                                                           =======    =======

     The valuation allowance at December 31, 1998 related to uncertainty surrounding the realization of the foreign net operating loss carryforwards. For the year ended December 31, 1999 the Company realized the use of the foreign net operating loss carryforwards. As of December 31, 1999, the Company has AMT credit carryforwards of $132,000, which are subject to review and possible adjustment by the Internal Revenue Service. Included in other current assets is a refundable income tax receivable of $344,000 as of December 31, 1999 and $36,000 as of December 31, 1998. During 1999, the Company's UK subsidiary used the $1,292,000 of net operating loss carryforwards available at December 31, 1998.

(7)  EMPLOYEE BENEFITS

     The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $688,000, $100,000 and $89,000 was expensed in 1999, 1998 and 1997, respectively.

     The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company who have met certain length of service requirements. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute up to 17% of their compensation to the plan, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company's expense under the plan was $206,000, $187,000, and $170,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(8)  STOCK OPTION AND PURCHASE PLANS

     The Company has three stock option plans. The 1989 Stock Plan for Directors (1989 Plan) provides for stock options to certain directors of the Company. The 1993 Equity Incentive Plan (1993 Plan) provides for stock options for employees and the Company's non-employee directors. Under the terms of the 1993 Plan, other stock awards can also be granted at the discretion of the Company's Board of Directors. The 1998 Stock Option Plan for Non-Employee Directors (1998 Plan) provides for stock options to non-employee directors of the Company.

                            BTU INTERNATIONAL, INC.

     Under each plan, the exercise price of the options is not less than fair market value at the date of the grants. The 1989 Plan options expire over seven years and the 1993 Plan options expire over periods not to exceed 10 years. The 1998 Plan options expire over a period not to exceed seven years. In May 1998 the shareholders approved the addition of 500,000 shares available to be awarded under the 1993 Plan and also approved the 1998 Plan with 50,000 shares available for future grants. Shares available for future stock option grants, pursuant to these plans, were 174,041 at December 31, 1999, 410,893 at December 31, 1998, and 127,763 at December 31, 1997.

     In September 1998, the Board of Directors approved the repricing of employee stock options issued during 1996, 1997 and 1998. A total of 545,480 options were repriced to $2.875 per share, which was the fair market value of the repricing, with a new vesting and expiration schedule.

     A summary of all stock option activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                            1999                   1998                  1997
                                     -------------------   --------------------   -------------------
                                               WEIGHTED               WEIGHTED              WEIGHTED
                                     NUMBER     AVERAGE     NUMBER     AVERAGE    NUMBER     AVERAGE
                                       OF      PRICE PER      OF      PRICE PER     OF      PRICE PER
                                     SHARES      SHARE      SHARES      SHARE     SHARES      SHARE
                                     -------   ---------   --------   ---------   -------   ---------
Outstanding at beginning of year...  632,040     $2.92      367,690     $3.91     189,095     $3.64
Granted............................  280,112      4.92      301,560      4.26     234,500      3.98
Exercised..........................  (49,885)     2.36       (2,520)     1.88     (24,405)     2.50
Forfeited..........................  (43,260)     2.93      (34,690)     3.65     (31,500)     3.90
Terminated due to repricing........       --        --     (545,480)     4.24          --        --
Issued due to repricing............       --        --      545,480      2.88          --        --
                                     -------     -----     --------     -----     -------     -----
Outstanding at end of year.........  819,007     $3.64      632,040     $2.92     367,690     $3.91
                                     =======     =====     ========     =====     =======     =====
Options exercisable at end of
  year.............................  166,043     $3.05       43,380     $2.64      66,790     $2.92
                                     =======     =====     ========     =====     =======     =====

     At December 31, 1999 the outstanding options have exercise prices ranging from $2.69 to $5.50 and a weighted average remaining contractual life of 4.3 years.

     The following table summarizes information for options outstanding and exercisable at December 31, 1999:

                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                -------------------------------------------    -------------------------
                              WEIGHTED          WEIGHTED                     WEIGHTED
    RANGE OF                  AVERAGE           AVERAGE                      AVERAGE
     PRICES     NUMBER     REMAINING LIFE    EXERCISE PRICE    NUMBER     EXERCISE PRICE
  ------------  -------    --------------    --------------    -------    --------------
  $2.69 - 3.00  512,729       4.0 yrs            $2.88         146,168        $2.88
   3.01 - 4.00   14,500       5.3 yrs             3.82           6,250         3.79
   4.01 - 5.50  291,778       4.7 yrs             4.96          13,625         4.60
                -------       -------            -----         -------        -----
                819,007       4.3 yrs             3.64         166,043         3.05
                -------       -------            -----         -------        -----

     The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six-month option period. A total of 300,000 shares has been reserved for issuance under this plan, of which 18,090 remain available at December 31, 1999. During 1999, a total of 23,157 shares were purchased at prices ranging from $2.55 to $4.14 per share.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized

                            BTU INTERNATIONAL, INC.

related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1999          1998          1997
                                                         ---------     ---------     ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:
  As reported..........................................   $2,838        $1,533        $1,250
  Pro forma............................................    2,455         1,514         1,140
Income per basic share:
  As reported..........................................   $ 0.42        $ 0.22        $ 0.17
  Pro forma............................................     0.36          0.21          0.16
Income per diluted share:
  As reported..........................................   $ 0.41        $ 0.22        $ 0.17
  Pro forma............................................     0.35          0.21          0.16

     Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively; a dividend yield rate of 0 for each year; expected lives of 4.8, 4.9 and 5.0 years; expected volatility of 64.6%, 63.1% and 68.2%; and risk free interest rates of 6.2%, 4.8% and 6.4%. The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.91, $1.97 and $2.48, respectively.

     As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years.

(9)  RELATED PARTY TRANSACTIONS

     During 1999 and 1998, certain transactions were made between the Company and certain related parties, all of which management believes were at arms' length. These transactions included payments to one of the Company's directors for consulting services of $15,000 and $16,000 in 1999 and 1998, respectively. The Company also had related party transactions with respect to the purchase of certain software development and components from a company which is partially owned by one of the Company's key employees. The amount of contract software and hardware purchased from this party in the ordinary course of doing business was $904,000 and $775,000 in 1999 and 1998, respectively; as well, $1,000 and
$66,000 is included in trade accounts payable on the Consolidated Balance Sheets as of December 31, 1999 and 1998, respectively.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
Cash paid (received) during the year for:
 Interest..................................................   $  432       $451       $ 488
 Income Taxes..............................................    1,172         32        (391)
Non-cash transactions:
Capital asset and lease obligation additions...............       72         64          --



(11) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

     a. Cash and Cash Equivalents - The carrying amount of these assets on the Company's Consolidated Balance Sheets approximates their fair value because of the short maturities of these instruments.

     b. Long-term Debt and Capital Lease Obligations - The fair value of long-term indebtedness as of December 31, 1999 and 1998 was approximately $5,220,000 and $5,527,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date.

(12) SEGMENT REPORTING

     Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

     The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment's customers are multinational original equipment manufacturers and contract manufacturing companies.

     The accounting policies of segment reporting are the same as those described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates the performance of operating results taken as a whole. Geographic data concerning the thermal processing business segment is shown at Note 4.

-------------------------------------------------------------------------------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
-------------------------------------------------------------------------------


To the Shareholders and Board of Directors of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BTU International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ARTHUR ANDERSEN LLP
                                                 ------------------------
                                                 ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 2000 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 2000 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 2000 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.  Financial Statements. The financial statements listed in Item 8:
            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.

        2. Financial Statement Schedule. The financial statement schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.


        3. Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed in the fourth quarter of 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To BTU International, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in BTU International, Inc.'s (the Company's) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP



Boston, Massachusetts
February 4, 2000

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                      For the Year Ended December 31, 1999
                      ------------------------------------

                                                             Additions
                                                   -----------------------------
                                 Balance            Charged
                                   at               to costs             Charged                                 Balance
                                beginning             and               to other           Deductions-           at end
Description                     of period           expenses            accounts               (A)              of period
-----------                     ---------          ---------            --------           -----------          ---------
Allowance for doubtful
accounts                          $160                $--                  $--                 $--                 $160


                      For the Year Ended December 31, 1998
                      ------------------------------------

                                                             Additions
                                                   -----------------------------
                                 Balance            Charged
                                   at               to costs             Charged                                 Balance
                                beginning             and               to other           Deductions-           at end
Description                     of period           expenses            accounts               (A)              of period
-----------                     ---------          ---------            --------           -----------          ---------
Allowance for doubtful
accounts                          $160                $--                  $--                 $--                 $160



                      For the Year Ended December 31, 1997
                      ------------------------------------

                                                             Additions
                                                   -----------------------------
                                 Balance            Charged
                                   at               to costs             Charged                                 Balance
                                beginning             and               to other           Deductions-           at end
Description                     of period           expenses            accounts               (A)              of period
-----------                     ---------          ---------            --------           -----------          ---------
Allowance for doubtful
accounts                          $160                $--                  $--                 $--                 $160


     (A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BTU INTERNATIONAL, INC.

Date:  March 30, 2000                        By: /s/ PAUL J. VAN DER WANSEM
                                             Paul J. van der Wansem
                                             President, Chief Executive
                                             Officer (principal executive
                                             officer) and Director

Date:  March 30, 2000                        By: /s/ THOMAS P. KEALY
                                             Thomas P. Kealy
                                             Vice President Corporate
                                             Controller and Chief
                                             Accounting Officer (principal
                                             financial and accounting officer)

Date:  March 30, 2000                        By:
                                             Dr. Jeffrey Chuan Chu
                                             Director

Date:  March 30, 2000                        By: /s/ DAVID A.B. BROWN
                                             David A.B. Brown
                                             Director

Date:  March 30, 2000                        By: /s/ JOSEPH F. WRINN
                                             Joseph F. Wrinn
                                             Director

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

                                                                                                                SEC
                                                                                           Exhibit             Docket
                                                                                           -------             ------

EXHIBIT 3.        ARTICLES OF INCORPORATION AND BY-LAWS

  Incorporated herein by reference:

             3.1  Certificate of Incorporation, as amended.                                  3.1              33-24882

             3.2  By-Laws.                                                                   3.2              33-24882


EXHIBIT 4.        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                  INCLUDING DEBENTURES

  Incorporated herein by reference:

             4.0  Specimen Common Stock Certificate.                                         4.0              33-24882

EXHIBIT 10.       MATERIAL CONTRACTS

           10.13  1988 Employee Stock Purchase Plan. *                                       10.13

           10.15  1989 Stock Option Plan for Directors. *                                    10.15



           10.37  BTU International, Inc. 1993 Equity Incentive Plan *                       10.37

           10.39  BTU(UK) Limited and RD International (UK) Limited underlease,              10.39            1994 10-K
                  relating to Unit B15 Southwood Summit Centre

           10.42  Mortgage note between BTU International, Inc. and John Hancock
                   Mutual Life Insurance Company, dated June 30, 1997                        10.42            9-28-97 10-Q

           10.43  Credit Agreement between BTU International, Inc. and US Trust,
                  dated September 5, 1997                                                    10.43            9-28-97 10-Q

           10.44  Amendment to the 1993 Equity Incentive Plan*                               10.44

           10.45  1998 Stock Option Plan for Non-Employee Directors*                         10.45

           10.46  First Amendment to Credit Agreement between
                  BTU International, Inc. and US Trust, dated December 16, 1999              10.46

           10.47  Amendment No. 1 to 1988 Employee Stock Purchase Plan
                    dated June 15, 1989*                                                     10.47

           10.48  Amendment No. 2 to 1988 Employee Stock Purchase Plan
                    dated February 20, 1991.*                                                10.48

           10.49  Amendment No. 2 to 1993 Equity Incentive Plan*                             10.49

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

* Indicates management contract or compensatory plan or arrangement.