Form 10-Q
period 2000-04-02
BTU INTERNATIONAL INC
filed 2000-05-17
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 2, 2000
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 10, 2000:
6,868,808 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                        1-2
Condensed Consolidated Statements of Operations                                3
Condensed Consolidated Statement of Stockholders' Equity
   and Consolidated Statements of Comprehensive Income                         4
Condensed Consolidated Statements of Cash Flows                                5
Notes to Condensed Consolidated Financial Statements                         6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                8-10

PART II. OTHER INFORMATION

Signatures                                                                    11
Exhibits and Reports on Form 8-K                                              12
Calculation of Net Income per Common and Common
   Equivalent Share                                                           13

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                   (Unaudited)
                                                                     April 2,         December 31,
                                                                      2000                1999
-------------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $10,294             $12,431
     Accounts receivable, less reserves of
         $160 in 2000 and $160 in 1999                                18,430              14,563
     Inventories (Note 2)                                             10,204               9,617
     Other current assets                                                734                 678
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                         39,662              37,289
-------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,512               7,329
     Machinery and equipment                                           6,735               6,513
     Furniture and fixtures                                              827                 830
-------------------------------------------------------------------------------------------------------------------
                                                                      15,284              14,882
     Less-Accumulated depreciation                                     9,610               9,341
-------------------------------------------------------------------------------------------------------------------

         Net property, plant and equipment                             5,674               5,541

Other assets, net of accumulated amortization of $443
     in 2000 and $441 in 1999                                            316                 319
-------------------------------------------------------------------------------------------------------------------

                                                                     $45,652             $43,149
===================================================================================================================






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                    April 2,          December 31,
                                                                      2000                1999
-------------------------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   266             $   267
     Accounts payable                                                  7,033               6,665
     Other current liabilities                                         4,539               3.664
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                    11,838              10,596
-------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,888               4,953
Deferred income taxes                                                  1,797               1,797
-------------------------------------------------------------------------------------------------------------------

                                                                      18,523              17,346
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Class A preferred stock, $1.00 par value-
           Authorized - 2,000,000 shares-
           Issued and outstanding - none
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                    --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,842,648, outstanding 6,866,738
         at April 2, 2000 and
         Issued - 7,770,446, outstanding 6,794,536
         December 31, 1999                                                78                  78
     Additional paid-in capital                                       20,768              20,543
     Accumulated earnings                                              9,588               8,432
     Treasury stock- 975,910 and 975,910 shares
     at cost, at April 2, 2000 and
     December 31, 1999, respectively                                  (3,538)             (3,538)
     Accumulated other comprehensive income                              233                 288
-------------------------------------------------------------------------------------------------------------------

         Total stockholders' equity                                   27,129              25,803
-------------------------------------------------------------------------------------------------------------------

                                                                     $45,652             $43,149
===================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 2, 2000 AND MARCH 28, 1999
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                      ---------------------------
                                                                      April 2,           March 28,
                                                                        2000               1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                         $   21,361           $   15,876
Cost of goods sold                                                    12,677                9,773
-------------------------------------------------------------------------------------------------------------------

         Gross profit                                                  8,684                6,103

Operating expenses:
     Selling, general and administrative                               5,577                4,330
     Research, development and engineering                             1,330                1,053

-------------------------------------------------------------------------------------------------------------------

         Income from operations                                        1,777                  720
-------------------------------------------------------------------------------------------------------------------

     Interest income                                                     119                  132
     Interest expense                                                   (106)                (110)
     Other income, net                                                     4                   39
-------------------------------------------------------------------------------------------------------------------

         Income before provision for income taxes                      1,794                  781
         Income tax provision                                            638                  237
-------------------------------------------------------------------------------------------------------------------

         Net income                                                   $1,156                 $544
===================================================================================================================
     Earnings Per Share:
         Basic                                                         $0.17                $0.08
         Diluted                                                       $0.16                $0.08
===================================================================================================================
     Weighted average number of Shares Outstanding:
         Basic Shares                                              6,829,542            6,803,581
         Effect of Dilutive Options                                  454,642              106,749
-------------------------------------------------------------------------------------------------------------------
         Diluted Shares                                            7,284,184            6,910,330
===================================================================================================================







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 2, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                             ACCUMULATED
                               ADDITIONAL                                       OTHER           TOTAL
                  COMMON        PAID-IN       ACCUMULATED      TREASURY      COMPREHENSIVE  STOCKHOLDERS'
                  STOCK         CAPITAL        EARNINGS         STOCK           INCOME         EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period        $78         $20,543          $8,432         $(3,538)          $288          $25,803

Net income          --              --           1,156              --             --            1,156

Exercise of stock
Options             --             225              --              --             --              225

Translation
Adjustment          --              --              --              --            (55)             (55)

-------------------------------------------------------------------------------------------------------------------

Balance,
end of
the period         $78         $20,768          $9,588         $(3,538)          $233          $27,129
===================================================================================================================




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE MONTHS ENDED APRIL 2, 2000 AND MARCH 28, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                      ---------------------------
                                                                      April 2,            March 28,
                                                                        2000                1999


Net Income                                                      $     1,156           $       544
Other comprehensive income
    Foreign currency translation adjustment                             (55)                    1
                                                                ---------------------------------
   Comprehensive Income                                         $     1,101           $       545
                                                                =================================







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 2, 2000 AND MARCH 28, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                              April 2,           March 28,
                                                                                2000               1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                         $  1,156           $    544
         Adjustments to reconcile net income to net cash
           provided by(used in) operating activities -
           Depreciation and amortization                                         271                293
           Net changes in operating assets and liabilities-
              Accounts receivable                                             (3,867)            (1,916)
              Inventories                                                       (587)               793
              Other current assets                                               (56)               (41)
              Accounts payable                                                   368               (229)
              Other current liabilities                                          875               (355)
              Other assets                                                         1                  2
-------------------------------------------------------------------------------------------------------------------

         Net cash operating activities                                        (1,839)              (909)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                        (402)              (235)
-------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                  (402)              (235)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                           (66)               (61)
         Exercise of stock options                                               225                  3
         Purchase of treasury stock                                               --                (67)
-------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                     159               (125)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                 (55)                 1
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (2,137)            (1,268)
Cash and cash equivalents, at beginning of the period                         12,431             10,594
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                             $ 10,294           $  9,326
===================================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                           $    106           $    110
         Income taxes                                                            115                660






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of April 2, 2000, the condensed consolidated statement of stockholders' equity for the three months ended April 2, 2000, the condensed consolidated statements of cash flows for the three months ended April 2, 2000 and March 28, 1999, the consolidated statements of comprehensive income for the three months ended April 2, 2000 and March 28, 1999 and the related condensed consolidated statements of operations for the quarters ended April 2, 2000 and March 28, 1999 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1999, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K filed with the Securities and Exchange Commission.


(2) Inventories

     Inventories at April 2, 2000 and December 31, 1999 consisted of:


                                                                                (IN THOUSANDS)
                                                          ---------------------------------------------------------
                                                                           April 2,        December 31,
                                                                             2000              1999
-------------------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $ 4,583           $ 4,431
Work-in-process                                                              4,036             3,532
Finished goods                                                               1,585             1,654
-------------------------------------------------------------------------------------------------------------------
                                                                           $10,204           $ 9,617
===================================================================================================================


(3) Debt

     Debt at April 2, 2000 and December 31,1999 consisted of:
                                                                                (IN THOUSANDS)
                                                              -----------------------------------------------------
                                                                           April 2,        December 31,
                                                                             2000              1999
-------------------------------------------------------------------------------------------------------------------
Mortgage note payable                                                      $ 5,030           $ 5,089
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $36,000 and $ 38,000 in 2000 and 1999, respectively       124               131
-------------------------------------------------------------------------------------------------------------------
                                                                             5,154             5,220
Less-current maturities                                                        266               267
-------------------------------------------------------------------------------------------------------------------
                                                                           $ 4,888           $ 4,953
===================================================================================================================

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Earnings Per Share

    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 0 as of April 2, 2000 and 289,778 as of December 31, 1999.

(5) Segment Reporting

    Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

    The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment's customers are multinational original equipment manufacturers and contract electronics manufacturers.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 34.5% from $15.9 million in the first quarter of 1999 to $21.4 million in the first quarter of 2000. The increase was primarily a result of increases in product shipments of the Company's solder reflow systems, compared to the first quarter of 1999.

     When comparing the first quarter of 2000 to the first quarter of 1999 the percentage of net sales attributable to our customers in the United States increased by 0.4%, nets sales attributable to our customers in Europe increased by 19.2%, nets sales attributable to our Asia Pacific customers decreased by 7.6%, and net sales attributable to our customer in the Other Americas decreased by 12.0%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

       Gross Profit. Gross profit increased 42.3% from 6.1 million in the first quarter of 1999 to $8.7 million in the first quarter of 2000, and as a percentage of net sales, increased from 38.4% to 40.6%. The increase in gross profit and gross profit percentage is a result of increased operational efficiencies.

     Selling, General and Administrative. Selling, general and administrative increased 28.8% from $ 4.3 million in the first quarter of 1999 to $ 5.6 million in the first quarter of 2000. However as a percentage of net sales, decreased from 27.3% in first quarter 1999 to 26.1% in the first quarter of 2000. The higher costs in the first quarter of 2000 were primarily the result of a $5.5 million increase in our net sales. The higher sales levels result in an increase in customer service support for our worldwide customer base and higher selling expenses.

     Research, Development and Engineering. Research, development and engineering increased 26.3% from $1.1 million in the first quarter of 1999 to $1.3 million in the first quarter of 2000, and as a percentage of net sales, decreased from 6.6% to 6.2% for the same periods. In the first quarter of 2000 we increased our expenses in new product development.

      Operating Income. Operating income increase 146.8% from $0.7 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000, and as a percentage of net sales, increased from 4.5% to 8.3%. This increase was a result of the growth in net sales, higher gross margins and a decrease in operating costs as a percentage of sales.

    Income Taxes. Income taxes increased from $237,000 in the first quarter of 1999 to $638,000 in the first quarter of 2000. Our effective tax rates were 30.3% and 35.6% in the first quarters of 1999 and 2000 respectively. The 1999 effective tax rates reflect the benefit of net operating loss carryforwards available to our UK subsidiary, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)



LIQUIDITY AND CAPITAL RESOURCES

     As of April 2, 2000, we had $10.3 million in cash and cash equivalents.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement was extended in 1999 until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of April 2, 2000 or at any time in 1999 and 2000.

    We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at April 2, 2000 of approximately $5.0 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

      We expect that our current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet our corporate, operating and capital requirements into 2001.

Other matters

       The impact of inflation and the effect of foreign exchange rate changes during 2000 has had an immaterial impact on our business and financial results.



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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)





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

                                                         BTU INTERNATIONAL, INC.

        DATE: May 16, 2000            BY: /s/ Paul J. van Der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

        DATE: May 16, 2000            BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and
              common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report.

                                                                    Exhibit 11.0

                            BTU INTERNATIONAL , INC.
        CALCULATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
             (Dollars in thousands, except share and per share data)

                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                         April 2,         March 28,
                                                                           2000             1999
-------------------------------------------------------------------------------------------------------------------

Net income                                                              $    1,156       $      544

Net income applicable to
  common stockholders                                                   $    1,156       $      544
                                                                        ==========       ==========
Weighted average number of shares outstanding
   Basic Shares                                                          6,829,542        6,803,581

   Effect of Dilutive Options                                              454,642          106,749
                                                                        ----------       ----------

   Diluted Shares                                                        7,284,184        6,910,330
                                                                        ==========       ==========

Earnings Per Share

   Basic                                                                $     0.17       $     0.08
                                                                        ----------       ----------

   Diluted                                                              $     0.16       $     0.08
                                                                        ----------       ----------