Form 10-Q
period 2000-07-02
BTU INTERNATIONAL INC
filed 2000-08-16
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 2, 2000
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 10, 2000: 6,886,090 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                   (Unaudited)
                                                                      July 2,          December 31,
                                                                       2000               1999
                                                                    ----------        ------------
Current assets
     Cash and cash equivalents                                       $ 9,621             $12,431
     Accounts receivable, less reserves of
         $206 in 2000 and $160 in 1999                                19,998              14,563
     Inventories (Note 2)                                             10,875               9,617
     Other current assets (Note 6)                                     1,452                 678
                                                                     -------             -------
         Total current assets                                         41,946              37,289
                                                                     -------             -------
Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,512               7,329
     Machinery and equipment                                           7,343               6,513
     Furniture and fixtures                                              830                 830
                                                                     -------             -------
                                                                      15,895              14,882
      Less-Accumulated depreciation                                    9,968               9,341
                                                                     -------             -------

         Net property, plant and equipment                             5,927               5,541

Other assets, net of accumulated amortization of $444
     in 2000 and $441 in 1999                                            313                 319
                                                                     -------             -------
                                                                     $48,186             $43,149
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                     July 2,            December 31,
                                                                      2000                 1999
                                                                   -----------          ------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   266             $   267
     Accounts payable                                                  7,132               6,665
     Other current liabilities                                         5,598               3,664
                                                                     -------             -------
         Total current liabilities                                    12,996              10,596
                                                                     -------             -------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,825               4,953
Deferred income taxes                                                  1,797               1,797
                                                                     -------             -------
                                                                      19,618              17,346
                                                                     -------             -------
Stockholders' Equity (Note 4)
     Class A preferred stock, $1.00 par value-
         Authorized - 2,000,000 shares-
         Issued and outstanding - none
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                    --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,856,720, outstanding - 6,880,810
            at July 2, 2000 and
         Issued - 7,770,446, outstanding - 6,794,536
           at December 31, 1999                                           78                  78
     Additional paid-in capital                                       20,831              20,543
     Accumulated earnings                                             11,039               8,432
     Treasury stock- 975,910 and 975,910 shares
         at cost, at July 2, 2000 and
         December 31, 1999, respectively                              (3,538)             (3,538)
     Accumulated other comprehensive income                              158                 288
                                                                     -------             -------
         Total stockholders' equity                                   28,568              25,803
                                                                     -------             -------
                                                                     $48,186             $43,149
                                                                     =======             =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
        FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2000 AND JUNE 27, 1999
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                         Three Months Ended            Six Months Ended
                                                     -------------------------     ----------------------
                                                       July 2,       June 27,        July 2,     June 27,
                                                        2000           1999           2000         1999
                                                     ---------      ----------     ---------    ---------
Net sales                                            $  23,645      $  16,199      $  45,006    $  32,075
Cost of goods sold                                      13,972          9,683         26,649       19,456
                                                     ---------      ---------      ---------    ---------
         Gross profit                                    9,673          6,516         18,357       12,619

Operating expenses:
     Selling, general and administrative                 6,085          4,371         11,662        8,701
     Research, development and engineering               1,359          1,247          2,689        2,300
                                                     ---------      ---------      ---------    ---------
         Income from operations                          2,229            898          4,006        1,618
                                                     ---------      ---------      ---------    ---------
     Interest income                                        86             69            205          201
     Interest expense                                     (105)          (108)          (211)        (218)
     Other income (expense), net                             7              6             11           45
                                                     ---------      ---------      ---------    ---------
         Income before taxes                             2,217            865          4,011        1,646
         Income tax provision                              766            257          1,404          494
                                                     ---------      ---------      ---------    ---------
         Net income                                  $   1,451      $     608      $   2,607    $   1,152
                                                     =========      =========      =========    =========
     Earnings Per Share:
         Basic                                       $    0.21      $    0.09      $    0.38    $    0.17
         Diluted                                     $    0.20      $    0.09      $    0.36    $    0.17
                                                     =========      =========      =========    =========
     Weighted Average Number of
      Shares Outstanding:
         Basic                                       6,869,417      6,795,272      6,849,262    6,799,744
         Effect of Dilutive Options                    453,616        129,512        448,998      111,768
                                                     ---------      ---------      ---------    ---------
         Diluted Shares                              7,323,033      6,924,784      7,298,260    6,911,512
                                                     =========      =========      =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JULY 2, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                            Accumulated
                              Additional                                       Other            Total
                   Common      Paid - In     Accumulated     Treasury      Comprehensive    Stockholders'
                   Stock        Capital        Earnings        Stock           Income           Equity
                   ------     ----------     -----------     --------      -------------    -------------
Balance,
 beginning of
 the period         $78         $20,543         $ 8,432       $(3,538)          $288          $25,803

Net income           --              --           2,607            --             --            2,607

Sale of common
stock and exercise
of stock options     --             288              --            --             --              288

Translation
Adjustment           --              --              --            --           (130)            (130)
                    ---         -------         -------       -------           ----          -------
Balance,
end of
the period          $78         $20,831         $11,039       $(3,538)          $158          $28,568
                    ===         =======         =======       =======           ====          =======




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2000 AND JUNE 27, 1999
                                 (in thousands)
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                       ------------------------      ---------------------
                                                       July 2,         June 27,       July 2,     June 27,
                                                        2000             1999          2000         1999
                                                       -------         -------       -------      --------
Net Income                                             $ 1,451          $ 608        $ 2,607      $ 1,152

Other comprehensive income
   Foreign currency translation adjustment                 (75)            59           (130)          60
                                                       -------          -----        -------      -------
Comprehensive Income                                   $ 1,376          $ 667        $ 2,477      $ 1,212
                                                       =======          =====        =======      =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 2000 AND JUNE 27, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                           July 2,         June 27,
                                                                            2000             1999
                                                                           -------         --------
Cash flows from operating activities:
         Net income                                                        $ 2,607         $ 1,152
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                       630             586
           Net changes in operating assets and liabilities-
              Accounts receivable                                           (5,435)         (1,093)
              Inventories                                                   (1,258)            815
              Other current assets                                            (774)            (19)
              Accounts payable                                                 467             (25)
              Other current liabilities                                      1,933            (164)
              Other assets                                                       3              24
                                                                           -------         -------
         Net cash used in operating activities                              (1,827)          1,276
                                                                           -------         -------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                    (1,013)           (393)
                                                                           -------         -------
         Net cash used in investing activities                              (1,013)           (393)
                                                                           -------         -------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (128)           (119)
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                      288              62
         Purchase of treasury stock                                             --            (145)
                                                                           -------         -------

         Net cash provided by (used in) financing activities                   160            (202)
                                                                           -------         -------
Effect of exchange rates on cash                                              (130)             60
                                                                           -------         -------
Net decrease in cash and cash equivalents                                   (2,810)            741
Cash and cash equivalents, at beginning of the period                       12,431          10,594
                                                                           -------        --------
Cash and cash equivalents, at end of the period                            $ 9,621        $ 11,335
                                                                           =======        ========
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                             $211            $218
         Income taxes                                                          649             973

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of July 2, 2000, the condensed consolidated statement of stockholders' equity for the six months ended July 2, 2000, the condensed consolidated statements of cash flows for the six months ended July 2, 2000 and June 27, 1999, the consolidated statements of comprehensive income for the three and six months ended July 2, 2000 and June 27, 1999 and the related condensed consolidated statements of operations for the three and six months ended July 2, 2000 and June 27, 1999 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1999, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K filed with the Securities and Exchange Commission.


(2) Inventories

     Inventories at July 2, 2000 and December 31, 1999 consisted of:


                                                                                 (In Thousands)
                                                                          -----------------------------
                                                                           July 2,         December 31,
                                                                            2000               1999
                                                                          --------         ------------
Raw materials and manufactured components                                  $ 4,263           $ 4,431
Work-in-process                                                              4,934             3,532
Finished goods                                                               1,678             1,654
                                                                           -------           -------
                                                                           $10,875           $ 9,617
                                                                           =======           =======


(3) Debt

     Debt at July 2, 2000 and December 31, 1999 consisted of:

                                                                                 (In Thousands)
                                                                           ----------------------------
                                                                           July 2,         December 31,
                                                                            2000               1999
                                                                           -------         ------------
Mortgage note payable                                                      $ 4,970           $ 5,089
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $34,000 and $38,000 in 2000 and 1999, respectively        121               131
                                                                           -------           -------
                                                                             5,091             5,220
Less-current maturities                                                        266               267
                                                                           -------           -------
                                                                           $ 4,825           $ 4,953
                                                                           =======           =======


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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 1,170 as of July 2, 2000 and 289,778 as of December 31, 1999.

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

(6)  Stock Offering Costs

    During the first half of 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as current market conditions were not sufficient to proceed at this time. The Company incurred approximately $500,000 in costs associated with this proposed sale of stock, which has been deferred in other current assets as of July 2, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 45.9% from $16.2 million in the second quarter of 1999 to $23.6 million in the second quarter of 2000. For the first six months net sales increased 40.3% from $32.1 million in 1999 to $45.0 million in 2000. The increase in both the second quarter and first six months of 2000 was primarily a result of increases in product shipments to global electronic manufacturing customers of the Company's solder reflow systems, compared to the same periods in 1999.

     When comparing the second quarter of 2000 to the second quarter of 1999 the percentage of net sales attributable to our customers in the United States decreased by 0.4%, nets sales attributable to our customers in Europe increased by 6.8%, nets sales attributable to our Asia Pacific customers decreased by 1.2%, and net sales attributable to our customer in the Other Americas decreased by 5.2%. Comparing the first six months of 2000 to first six months of 1999 the percentage of net sales attributable to our customers in the United States remained the same, nets sales attributable to our customers in Europe increased by 12.7%, nets sales attributable to our Asia Pacific customers decreased by 4.2%, and net sales attributable to our customer in the Other Americas decreased by 8.5%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 48.4% from $6.5 million in the second quarter of 1999 to $9.7 million in the second quarter of 2000, and as a percentage of net sales, increased from 40.2% to 40.9%. For the first six months gross profit increased 45.5% from $12.6 million in 1999 to $18.4 million in 2000 and as a percentage of net sales, increased from 39.3% to 40.8%. The increase in gross profit and gross profit percentage is a result of the increased volume and increased operational efficiencies.

     Selling, General and Administrative. Selling, general and administrative increased 39.2% from $ 4.4 million in the second quarter of 1999 to $ 6.1 million in the second quarter of 2000. However as a percentage of net sales, selling, general and administrative decreased from 27.0% in second quarter 1999 to 25.7% in the second quarter of 2000. For the first six months of 2000, selling, general and administrative increased 34.0% from $8.7 million in 1999 to $11.7 million in 2000, and decrease as a percentage of net sales, from 27.1% in the first six months of 1999 to 25.9% in the same period 2000. The higher costs in both the second quarter and first six months of 2000 were primarily the result of the increases in our net sales. The higher sales levels result in an increase in customer service support for our worldwide customer base and higher selling expenses.

     Research, Development and Engineering. Research, development and engineering increased 9.0% from $1.2 million in the second quarter of 1999 to $1.4 million in the second quarter of 2000. However as a percentage of net sales, decreased from 7.7% to 5.7% for the same periods. For the first six months of 2000 research, development and engineering increased 17.0% from $2.3 million in 1999 to $2.7 million in 2000, but as a percentage of net sales decreased from 7.2% in 1999 to 6.0% in 2000. In both the second quarter and first six months of 2000, we continued to support new product development which contributed to the increase in expenses.

     Operating Income. Operating income increased 148.2% from $0.9 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000, and as a percentage of net sales, increased from 5.5% to 9.4%. Operating income increased 147.6% from $1.6 million in the first six months of 1999 to $4.0 million for the same period in 2000. This increase was a result of the growth in net sales, higher gross margins and a decrease in operating costs as a percentage of sales.

     Income Taxes. Income taxes increased from $257,000 in the second quarter of 1999 to $766,000 in the second quarter of 2000, primarily as a result of our increase in profitability. Our effective tax rates were 29.7% and 34.6% in the second quarters of 1999 and 2000 respectively. Income taxes increased from $494,000 in the first six months of 1999 to $1,404,000 in the first six months of 2000. Our effective tax rates were 30.0% and 35.0% in the first six months of 1999 and 2000 respectively. The 1999 effective tax rates reflect the benefit of net operating loss carryforwards available to our UK subsidiary, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of July 2, 2000, we had $9.6 million in cash and cash equivalents.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement was extended in 1999 until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of July 2, 2000 or at any time in 1999 and 2000.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at July 2, 2000 of approximately $5.0 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

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

     We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2000. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Accordingly, the first quarter of year 2000 financial results as well as the second and third quarters of 2000, may be restated to the extent that SAB No. 101 is relevant and material. Prior year financial statements will not be restated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     In June 1998, the Financial Standards Accounting Board issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAF No. 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998). We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements and have not determined the timing nor method of its adoption of the statement. However, we do not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

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

                                      BTU INTERNATIONAL, INC.



 DATE: August 15, 2000                BY: /s/ Paul J. van der Wansem
                                          --------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director


 DATE: August 15, 2000                BY: /s/ Thomas P. Kealy
                                          --------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

     (a) The annual meeting of stockholders was held on June 2, 2000

     (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c) The voting for the directors was as follows:

                                                 FOR               WITHHELD
            Paul J. van der Wansem            5,695,400            518,637
            David A.B. Brown                  5,691,900            522,137
            J. Chuan Chu                      5,687,610            526,427
            Joseph F. Wrinn                   5,687,000            527,037


     (d) The Stockholders approved an amendment to the Company's 1993 Equity Incentive Plan, increasing the shares available under the plan.


                   The voting for the amendment was as follows:


                            For                     3,223,991
                            Against                 1,242,974
                            Abstain                    45,389
                            Non-Votes               1,701,683

     (e) The Stockholders approved an amendment to the Company's 1988 Employee Stock Purchase Plan, increasing the shares available under the plan.


                   The voting for the amendment was as follows:


                            For                     4,382,947
                            Against                    88,268
                            Abstain                    41,089
                            Non-Votes               1,701,733

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and
              common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report