Form 10-Q
period 2000-10-01
BTU INTERNATIONAL INC
filed 2000-11-15
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 2000 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 9, 2000: 6,916,073 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                             (Unaudited)
                                                              October 1,      December 31,
                                                                2000             1999
------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                 $10,748          $12,431
     Accounts receivable, less reserves of
         $206 in 2000 and $160 in 1999                          21,049           14,563
     Inventories (Note 2)                                       14,034            9,617
     Other current assets (Note 6)                               1,202              678
------------------------------------------------------------------------------------------
         Total current assets                                   47,033           37,289
------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                          210              210
     Buildings and improvements                                  7,656            7,329
     Machinery and equipment                                     7,592            6,513
     Furniture and fixtures                                        847              830
------------------------------------------------------------------------------------------
                                                                16,305           14,882
     Less-Accumulated depreciation                              10,183            9,341
------------------------------------------------------------------------------------------

         Net property, plant and equipment                       6,122            5,541

Other assets, net of accumulated amortization of $446
     in 2000 and $441 in 1999                                      295              319
------------------------------------------------------------------------------------------

                                                               $53,450          $43,149
==========================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           (Unaudited)
                                                            October 1,        December 31,
                                                               2000              1999
------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                 $    267           $    267
     Accounts payable                                         10,876              6,665
     Other current liabilities                                 5,706              3,664
------------------------------------------------------------------------------------------
         Total current liabilities                            16,849             10,596
------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                               4,756              4,953
Deferred income taxes                                          1,657              1,797
------------------------------------------------------------------------------------------

                                                              23,262             17,346
------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Class A preferred stock, $1.00 par value-
         Authorized - 2,000,000 shares-
         Issued and outstanding - none
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                            --                 --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,884,265, outstanding 6,908,355
            at October 1, 2000 and
         Issued - 7,770,446, outstanding 6,794,536
            at December 31, 1999                                  79                 78
     Additional paid-in capital                               20,895             20,543
     Accumulated earnings                                     12,590              8,432
     Treasury stock- 975,910 and 975,910 shares
         at cost, at October 1, 2000 and
         December 31, 1999, respectively                      (3,538)            (3,538)
     Accumulated other comprehensive income                      162                288
------------------------------------------------------------------------------------------

         Total stockholders' equity                           30,188             25,803
------------------------------------------------------------------------------------------

                                                            $ 53,450           $ 43,149
==========================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2000 AND
                               SEPTEMBER 26, 1999
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      ------------------                     -----------------
                                                   Oct. 1,           Sept. 26,           Oct. 1,           Sept. 26,
                                                    2000               1999               2000               1999
---------------------------------------------------------------------------------------------------------------------
Net sales                                        $    26,597        $    17,795        $    71,603        $    49,870
Cost of goods sold                                    16,161             10,780             42,810             30,236
---------------------------------------------------------------------------------------------------------------------

         Gross profit                                 10,436              7,015             28,793             19,634

Operating expenses:
     Selling, general and administrative               6,427              4,845             18,089             13,546
     Research, development and engineering             1,629              1,148              4,318              3,448
---------------------------------------------------------------------------------------------------------------------

         Income from operations                        2,380              1,022              6,386              2,640
---------------------------------------------------------------------------------------------------------------------

     Interest income                                      93                133                298                334
     Interest expense                                   (103)              (107)              (314)              (325)
     Other income (expense), net                           4                (44)                15                  1
---------------------------------------------------------------------------------------------------------------------

         Income before taxes                           2,374              1,004              6,385              2,650
         Income tax provision                            823                303              2,227                797
---------------------------------------------------------------------------------------------------------------------

         Net income                              $     1,551        $       701        $     4,158        $     1,853

=====================================================================================================================
     Earnings Per Share:
         Basic                                   $      0.23        $      0.10        $      0.61        $      0.27
         Diluted                                 $      0.21        $      0.10        $      0.57        $      0.27
=====================================================================================================================
     Weighted Average Number of
     Shares Outstanding:
         Basic                                     6,886,833          6,791,389          6,861,694          6,796,913
         Effect of Dilutive Options                  484,373            219,030            447,368            153,543
---------------------------------------------------------------------------------------------------------------------
         Diluted Shares                            7,371,206          7,010,419          7,309,062          6,950,456
=====================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                          Accumulated
                                    Additional                               Other         Total
                        Common      Paid - In   Accumulated   Treasury   Comprehensive  Stockholders'
                        Stock        Capital     Earnings      Stock         Income        Equity
-----------------------------------------------------------------------------------------------------
Balance,
 beginning of
 the period            $     78     $ 20,543     $  8,432     $ (3,538)     $    288      $ 25,803

Net income                   --           --        4,158           --            --         4,158

Sale of common
stock and exercise
of stock options              1          352           --           --            --           353

Translation
Adjustment                   --           --           --           --          (126)         (126)

-----------------------------------------------------------------------------------------------------

Balance,
end of
the period             $     79     $ 20,895     $ 12,590     $ (3,538)     $    162      $ 30,188
=====================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2000 AND
                               SEPTEMBER 26, 1999
                                 (in thousands)
                                   (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                  --------------------        -------------------
                                                 Oct. 1,      Sept. 26,      Oct. 1,     Sept. 26,
                                                  2000          1999          2000          1999
--------------------------------------------------------------------------------------------------
Net Income                                       $ 1,551      $   701       $ 4,158       $ 1,853

Other comprehensive income
   Foreign currency translation adjustment             4          (41)         (126)           19
--------------------------------------------------------------------------------------------------

Comprehensive Income                             $ 1,555      $   660       $ 4,032       $ 1,872
==================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                        October 1,     September 26,
                                                                           2000            1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                      $  4,158        $  1,853
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                      882             870
             Deferred income taxes                                           (140)
           Net changes in operating assets and liabilities-
             Accounts receivable                                           (6,486)         (2,864)
             Inventories                                                   (4,417)            687
             Other current assets                                            (524)             19
             Accounts payable                                               4,211              39
             Other current liabilities                                      2,042             578
             Other assets                                                      24              44
----------------------------------------------------------------------------------------------------

         Net cash provided by (used in)  operating activities                (250)          1,226
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                   (1,463)           (832)
----------------------------------------------------------------------------------------------------

         Net cash used in investing activities                             (1,463)           (832)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                       (197)           (181)
         Current maturities of long-term debt                                  --              (2)
         Proceeds from issuance of Common Stock
           and Exercise of stock options                                      353              66
         Purchase of treasury stock                                            --            (270)
----------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                  156            (387)
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                             (126)             19
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (1,683)             26
Cash and cash equivalents, at beginning of the period                      12,431          10,594
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                          $ 10,748        $ 10,620
====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                        $    314        $    325
         Income taxes                                                       1,739           1,001

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of October 1, 2000, the condensed consolidated statement of stockholders' equity for the nine months ended October 1, 2000, the condensed consolidated statements of cash flows for the nine months ended October 1, 2000 and September 26, 1999, the consolidated statements of comprehensive income for the three and nine months ended October 1, 2000 and September 26, 1999 and the related condensed consolidated statements of operations for the three and nine months ended October 1, 2000 and September 26, 1999 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 1999, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K filed with the Securities and Exchange Commission.

(2)  Inventories

     Inventories at October 1, 2000 and December 31, 1999 consisted of:

                                                                                      (in thousands)
                                                                                --------------------------
                                                                                 October 1,   December 31,
                                                                                    2000         1999
----------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                         $ 5,900       $ 4,431
Work-in-process                                                                     5,727         3,532
Finished goods                                                                      2,407         1,654
----------------------------------------------------------------------------------------------------------
                                                                                  $14,034       $ 9,617
==========================================================================================================

(3)  Debt

     Debt at October 1, 2000 and December 31,1999 consisted of:

                                                                                      (in thousands)
                                                                                --------------------------
                                                                                 October 1,   December 31,
                                                                                    2000         1999
----------------------------------------------------------------------------------------------------------
Mortgage note payable                                                             $ 4,910       $ 5,089
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $32,000 and $ 38,000 in 2000 and 1999, respectively              113           131
----------------------------------------------------------------------------------------------------------
                                                                                    5,023         5,220
Less-current maturities                                                               267           267
----------------------------------------------------------------------------------------------------------
                                                                                  $ 4,756       $ 4,953
==========================================================================================================

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 1,170 as of October 1, 2000 and 289,778 as of December 31, 1999.

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

(6)  Stock Offering Costs

     During the first half of 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as current market conditions were not sufficient to proceed at this time. However, should market conditions improve, the Board of Directors would consider whether to move forward with a secondary offering. The Company incurred approximately $500,000 in costs associated with this proposed sale of stock, which has been deferred in other current assets as of October 1, 2000.

(7)  SAB No. 101 Revenue Recognition in Financial Statements

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

     Our existing revenue recognition policy is to recognize revenue at the time the customer takes title of the product, generally at the time of shipment, because we have routinely met our nominal startup obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present arrangements used in our thermal processing systems sales may result in a change in our accounting policy for revenue recognition and the deferral of the revenue for some equipment sales until startup is complete and accepted by the customer. We are currently evaluating the impact that SAB No. 101 might have on our revenue recognition policies. The impact of SAB No.101 on the timing of revenue is expected to effect only a small portion of the Company's equipment orders. There will be no impact on our cash flows from operations as a result of this change.

     We are required to implement SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2000. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Accordingly, the first quarter of year 2000 financial results as well as the second and third quarters of 2000, may be restated to the extent that SAB No. 101 is relevant and material. Prior year financial statements will not be restated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 49.5% from $17.8 million in the third quarter of 1999 to $26.6 million in the third quarter of 2000. For the first nine months net sales increased 43.6% from $49.9 million in 1999 to $71.6 million in 2000. The increase in both the third quarter and first nine months of 2000 was primarily a result of increases in product shipments to global electronic manufacturing customers of the Company's solder reflow systems, compared to the same periods in 1999.

     Geographically the year to year change in percent of total worldwide net sales by four regions is as follows. When comparing the third quarter of 2000 to the third quarter of 1999 the percentage of total net sales attributable to our customers in the United States increased by 1.7%, the percentage of total nets sales attributable to our customers in Europe decreased by 6.4%, the percentage of total nets sales attributable to our Asia Pacific customers increased by 8.3%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 3.6%. Comparing the first nine months of 2000 to first nine months of 1999 the percentage of total net sales attributable to our customers in the United States increased by 0.7%, the percentage of total nets sales attributable to our customers in Europe increased by 5.6%, the percentage of total nets sales attributable to our Asia Pacific customers increased by 0.4%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 6.7%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 48.8% from $7.0 million in the third quarter of 1999 to $10.4 million in the third quarter of 2000, and as a percentage of net sales, decreased from 39.4% to 39.2%. For the first nine months of 2000 gross profit increased 46.6% from $19.6 million in 1999 to $28.8 million in 2000 and as a percentage of net sales, increased from 39.4% to 40.2%. The year to date increase in gross profit and gross profit percentage is a result of the increased volume and increased operational efficiencies. For the third quarter of 2000 the gross profit percentage of net sales decreased due to product mix and volume discounts that offset the volume and efficiencies increases.

     Selling, General and Administrative. Selling, general and administrative increased 32.7% from $ 4.8 million in the third quarter of 1999 to $ 6.4 million in the third quarter of 2000. However as a percentage of net sales, selling, general and administrative decreased from 27.2% in third quarter 1999 to 24.2% in the third quarter of 2000. For the first nine months of 2000, selling, general and administrative increased 33.5% from $13.5 million in 1999 to $18.1 million in 2000, and decrease as a percentage of net sales, from 27.2% in the first nine months of 1999 to 25.3% in the same period in 2000. The higher costs in both the third quarter and first nine months of 2000 were primarily the result of the increases in our net sales. The higher sales levels result in increases in commission expenses, customer service support for our worldwide customer base and higher selling expenses.

     Research, Development and Engineering. Research, development and engineering increased 41.9% from $1.1 million in the third quarter of 1999 to $1.6 million in the third quarter of 2000. However as a percentage of net sales, decreased from 6.5% to 6.1% for the same periods. For the first nine months of 2000 research, development and engineering increased 25.2% from $3.4 million in 1999 to $4.3 million in 2000, but as a percentage of net sales decreased from 6.9% in 1999 to 6.0% in 2000. In both the third quarter and first nine months of 2000, we continued to support new product development which contributed to the increase in expenses. In the third quarter of 2000 we sold the first Pyramax-150 system. The Pyramax platform is our next generation equipment line expected to be used for most solder reflow applications.

     Operating Income. Operating income increased 132.9% from $1.0 million in the third quarter of 1999 to $2.4 million in the third quarter of 2000, and as a percentage of net sales, increased from 5.7% to 8.9%. Operating income increased 141.9% from $2.6 million in the first nine months of 1999 to $6.4 million for the same period in 2000, and as a percentage of sales, increased from 5.3% to 8.9%. These increases are a result of the growth in net sales, higher gross margins and a decrease in operating costs as a percentage of sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Income Taxes. Income taxes increased from $0.3 million in the third quarter of 1999 to $0.8 million in the third quarter of 2000, primarily as a result of our increase in profitability. Our effective tax rates were 30.2% and 34.7% in the third quarters of 1999 and 2000 respectively. Income taxes increased from $0.8 million in the first nine months of 1999 to $2.2 million in the first nine months of 2000. Our effective tax rates were 30.1% and 34.9% in the first nine months of 1999 and 2000 respectively. The 1999 effective tax rates reflect the benefit of net operating loss carryforwards available to our UK subsidiary, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 1, 2000, we had $10.7 million in cash and cash equivalents.

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

OTHER MATTERS

     During the first half of 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as current market conditions were not sufficient to proceed at this time. However, should market conditions improve, the Board of Directors is prepared to move forward with a secondary offering. The Company incurred approximately $500,000 in costs associated with this proposed sale of stock, which has been deferred in other current assets as of October 1, 2000

     The impact of inflation and the effect of foreign exchange rate changes during 2000 has had an immaterial impact on our business and financial results.

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

     Our existing revenue recognition policy is to recognize revenue at the time the customer takes title of the product, generally at the time of shipment, because we have routinely met our nominal startup obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present arrangements used in our thermal processing systems sales may result in a change in our accounting policy for revenue recognition and the deferral of the revenue for some equipment sales until startup is complete and accepted by the customer. We are currently evaluating the impact that SAB No. 101 might have on our revenue recognition policies. The impact of SAB No.101 on the timing of revenue is expected to effect only a small portion of the Company's equipment orders. There will be no impact on our cash flows from operations as a result of this change.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     We are required to implement SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2000. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Accordingly, the first quarter of year 2000 financial results as well as the second and third quarters of 2000, may be restated to the extent that SAB No. 101 is relevant and material. Prior year financial statements will not be restated.

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

                                                         BTU INTERNATIONAL, INC.

         DATE: November 14, 2000    BY: /s/ Paul J. van der Wansem
                                        ------------------------------------
                                        Paul J. van der Wansem
                                        President, Chief Executive Officer
                                        (principal executive officer) and
                                        Director

         DATE: November 14, 2000    BY: /s/ Thomas P. Kealy
                                        ------------------------------------
                                        Thomas P. Kealy
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer (principal
                                        financial and accounting officer)

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit 11.0 - Calculation of net income per common and common equivalent share.

                 Exhibit 27.0 - Financial Data Schedule

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the period covered by this report