Form 10-K
period 2000-12-31
BTU INTERNATIONAL INC
filed 2001-04-02
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 ---------------

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

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $29,787,718 on March 28, 2001.

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 28, 2001:
6,944,944 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

     The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 2000; and Part III - Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.
================================================================================

                            BTU INTERNATIONAL, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

          PART I

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

Item 12   Security Ownership of Certain Beneficial Owners and Management

Item 13   Certain Relationships and Related Transactions

          PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

     We design, manufacture, sell and support advanced thermal processing systems used primarily in advanced semiconductor packaging and the assembly of printed circuit boards (PCBs). We believe we are the leading supplier of solder reflow systems used by electronics original equipment manufacturers (OEMs) and electronic manufacturing service (EMS) providers. In addition, we produce high temperature advanced thermal processing systems for manufacturing ceramics components for electronics and a variety of specialty applications.

     Our customers serve the advanced segments of the electronics industry in which complex, high density PCBs and components are used. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters of the type realizable with our products.

     Our products are sold worldwide through our direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 2000 were such industry leaders as Celestica Incorporated, Intel Corporation, Lucent Technologies Inc., Motorola, Inc., Samsung Corporation and Solectron Corporation.

     Our principal offices are located at 23 Esquire Road, North Billerica, Massachusetts 01862. Our telephone number is (978) 667-4111. We also have sales and service facilities throughout North America, Europe and Asia. Our corporate website is www.btu.com.

INDUSTRY BACKGROUND

     GROWTH IN ELECTRONICS. Demand has grown rapidly over the past few years for increasingly sophisticated electronic devices such as notebook computers, cellular phones, and personal digital assistants (PDAs). Other types of electronics equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and ethernet accessories and consumer products such as automobile electronics and digital cameras.

     Integral to the growth in electronics are the advances in technology, which result in producing smaller, lighter and less expensive end products. These advances are achieved, in part, by increasing the performance and reducing the cost, size, weight and power requirements of the components that comprise electronic devices, such as electronic assemblies, PCBs and semiconductors. In response to these developments, OEMs and EMS providers are increasingly employing more sophisticated manufacturing and assembly techniques and more advanced manufacturing equipment.

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

     The growth in the electronics industry is driving manufacturers to demand more versatile, more reliable and more advanced capital equipment. Other factors that drive the demand for advanced thermal processing systems include:

     *    Rapid growth in EMS providers;

     *    Shift to higher value added and more complex boards at EMS providers;

     * High growth in manufacturing capacity for consumer and Internet infrastructure products;

     *    Technological advances in semiconductor packaging and PCB assembly;

     *    Globalization of major electronics manufacturers;

     * Emphasis on environmental protection through the use of lead-free solders;

     *    Increased velocity of new product introductions.

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

     Handling PCBs in advanced thermal processing systems requires highly reliable conveyance systems that can easily be converted to process a wide variety of products having different specifications, often on side-by-side tracks through the process chamber. The product handling system must also fully support different sizes of PCBs to eliminate yield loss, which could be caused by the sagging of PCBs at elevated temperatures during the heating process.

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

     WORLDWIDE CUSTOMER SUPPORT. We provide our customers with global technical service support, in depth process engineering support and fast delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with telephonic support and extensive customer training programs twenty-four hours a day, seven days a week.

PRODUCTS

     We supply a broad range of advanced thermal processing systems, the majority of which are used by OEMs and EMS providers in the electronics manufacturing industry. The major application for our products is currently in the PCB assembly industry for solder reflow. Our advanced thermal processing systems are used in the bonding process necessary for the manufacture of advanced semiconductor packages and PCB assemblies. In addition, our products are used for such custom applications as the sintering of ceramics, the brazing of metals and the deposition of thin film coatings.

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

     We are developing, a new platform of solder reflow systems the Pyramax. The first units of this series were delivered and installed in late 2000 This series is designed on a single platform to be rapidly configurable, which will reduce our product build cycle and allow us to meet customer demands for shorter delivery lead times. The Pyramax offers our customers reduced capital cost, lower nitrogen consumption and reduced scheduled maintenance cycles.

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

     The VIP and Pyramax advanced thermal processing systems are also used for advanced semiconductor packaging.

          ADVANCED SEMICONDUCTOR PACKAGING. We sell several systems for the thermal processes used in advanced semiconductor packaging.

          WAFER BUMP REFLOW. Our TCAS series of continuous belt advanced thermal processing system is rated up to 800(degrees)C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen using patented gas barrier technology to achieve a high purity hydrogen atmosphere. Our TCAS systems range in price from $100,000 to $300,000 and are available in various belt widths and heated lengths. We also provide integrated solutions for wafer bump reflow including automated handling combined with thermal processing, these integrated systems range in price from $600,000 to $1.0 million.

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

          MULTILAYER CERAMIC CAPACITORS AND HYBRID CIRCUITS. We have developed a new BME PUSHER thermal processing system for manufacturing advanced nickel-based MLCCs. The process requires the sintering of the nickel electrode in a very controlled multi atmosphere containing nitrogen, hydrogen and oxygen at 1300(degrees) to 1400(degrees)C. The BME Pusher controls partial pressures of oxygen, critical in the sintering process, and ranges in price from $800,000 to $1.0 million. We are presently demonstrating this process to several BME manufacturers.

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

     We also offer a PUSHER thermal processing system, which is rated up to 1800(degrees)C in a hydrogen reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.0 million.

     THIN FILM COATINGS. The TCD series of continuous advanced thermal processing systems is used for the deposition of thin film coatings at atmospheric pressure. Typical processes include the deposition of anti-reflective coatings on silicon or glass. The TCD series is available in a variety of belt widths and heated lengths and ranges in price from $300,000 to $600,000.

CUSTOMERS

     Many of our principal customers are large-volume global OEMs and EMS providers that produce ICs and assemble PCBs for use in the manufacture of electronic devices. Many of our customers use our products in multiple facilities worldwide. Our CEM customers include industry leaders such as Celestica and Solectron. Our OEM customers include leaders in the their respective industries such as Intel and Lucent as well as those in the telecommunications industry such as Motorola, Nokia, and Samsung.

     Our largest revenue generating customers have historically accounted for a significant percentage of our net sales. In 2000, aggregate sales to our ten largest customers accounted for approximately 51% of our net sales. In 2000, sales to Solectron, our largest customer for that year represented approximately 23%. In 1999, sales to Solectron, for that year, represented nearly 18% of our total net sales. In 1998, Solectron and Intel represented approximately 14% and 13% of our net sales, respectively.

SALES AND MARKETING

     We market and sell our products through our direct sales force and independent sales representatives throughout the world. All sales are made through one distribution channel made up of our direct sales force and independent sales representatives. We promote our products through industry-wide venues such as trade shows. Our direct sales force is responsible for educating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our manufacturers representatives provide ongoing services to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. These service functions allow us to market future sales within our current customer base. In addition, our management and sales teams participate in periodic trade conventions, through which we aggressively market our products to potential customers.

     We market our systems and services globally. Approximately 66% of our net sales originate outside the United States, with Asia Pacific and Europe representing 32% and 27% of net sales, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering increased from $4.8 million in 1999 to $6.2 million in 2000. A large percentage of our research, development and engineering expense in 2000 was spent on the development of a new solder reflow platform and in support of custom design solutions.

     Close working relationships between our key customers and our product engineering teams, enable us to incorporate our customers' feedback and needs into our product development efforts.

     We have integrated our product design, manufacturing, engineering and after sales support documentation in support of the new product introduction process and lowered research, development and engineering costs. We also have begun an information technology initiative to develop language-independent electronic service and repair support.

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

     We continue to investment in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems in the last two years, thereby reducing cycle time and increasing our inventory turnover. We adhere closely to the principles of total quality management and have been ISO 9001 certified since March 1998. Our customers, suppliers and employees are encouraged to provide feedback and make suggestions for product improvements. These increased efficiencies in our manufacturing operations have dramatically increased our net sales per employee.

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

We have settled our patent disputes with Electrovert, Inc. a Division of Cookson Group PLC through a cross-licensing agreement.

BACKLOG

     Backlog at December 31, 2000 was $13.7 million, compared to $11.3 million at December 31, 1999. As of December 31, 2000, we expected to ship our year-end backlog within 6 to 40 weeks. Most of our backlog for solder reflow systems are expected to be shipped within 3 to 8 weeks. The backlog of our custom systems are expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has signed a purchase order and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

COMPETITION

     Several companies compete with us in selling advanced thermal processing systems to OEMs and EMS providers. Although price is a factor in buying decisions on price, we believe that technological leadership, process capability, throughput, environmental safeguards, up time, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price.

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

EMPLOYEES

     As of March 1, 2001, we had 318 employees, of whom 97 are engaged in sales, marketing and service, 39 in research, development and engineering, 30 in finance and administration and 152 in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

     Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2001.

ITEM 2.  PROPERTIES

FACILITIES

     We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot manufacturing facility. We currently operate our manufacturing facility on a full time first shift and a partial second shift basis. In England, we lease a facility for our European sale and service operations. We also rent office space in Paris, France. In Asia, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines. We believe that our plant and capital equipment provide sufficient manufacturing capacity into 2002.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                 AGE                POSITIONS
         ----                 ---                ---------

Paul J. van der Wansem        61     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

Santo J. DiNaro               55     Executive Vice President

Thomas P. Kealy               58     Vice President, Corporate Controller and
                                     Chief Accounting Officer

James M. Griffin              43     Vice President of Sales-Americas

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

     James M. Griffin has been Vice President Sales-Americas of our company since February 2000. Previously, Mr. Griffin was our Director of Sales-North America. Mr. Griffin has held a number of positions within our company's sales organization. Mr. Griffin has been with our company for 18 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

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

                                                            HIGH    LOW

Fiscal Year Ended December 31, 1999:
  First Quarter........................................... $ 4.00  $3.00
  Second Quarter..........................................   5.00   2.69
  Third Quarter...........................................   5.75   4.00
  Fourth Quarter..........................................   5.75   4.31
Fiscal Year Ended December 31, 2000:
  First Quarter...........................................  17.75   5.25
  Second Quarter..........................................  12.13   8.13
  Third Quarter...........................................  15.50   9.88
  Fourth Quarter..........................................  13.63   6.88

     As of March 29, 2001 there were approximately 519 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for each of the fiscal years ended December 31, 1998, December 31, 1999 and December 31, 2000 and the selected consolidated balance sheet data as of December 31, 1999 and December 31, 2000 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 1996 and December 31, 1997 and the selected consolidated balance sheet data as of December 31, 1996, December 31, 1997 and December 31, 1998 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------------
                                                                      1996         1997        1998         1999         2000
                                                                     -------      -------     -------      -------     -------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................................      $45,811      $52,118     $57,208      $71,260     $99,494
Cost of goods sold.............................................       26,768       30,431      33,946       42,449      59,112
                                                                     -------      -------     -------      -------     -------
  Gross profit.................................................       19,043       21,687      23,262       28,811      40,382
Selling, general and administrative............................       14,123       15,349      16,800       20,284      25,310
Research, development and engineering..........................        3,850        3,808       4,575        4,786       6,231
Restructuring charge(1)........................................           --          530          --           --          --
                                                                     -------      -------     -------      -------     -------
  Operating income.............................................        1,070        2,000       1,887        3,741       8,841
Interest income (expense), net.................................         (255)         (10)        (46)           8         (54)
Other income (expense).........................................           82         (341)         73           24        (440)
Gain on sale of minority investment(2).........................        3,400           --          --           --          --
                                                                     -------      -------     -------      -------     -------
Income before provision for income taxes.......................        4,297        1,649       1,914        3,773       8,347

Net income from continuing operations..........................          744        1,250       1,533        2,838       5,422

  Net income...................................................      $ 3,560      $ 1,250     $ 1,533      $ 2,838     $ 5,422
                                                                     =======      =======     =======      =======     =======

Earnings per share, diluted, from continuing operations(3).....      $  0.11      $  0.17     $  0.22      $  0.41     $  0.74
                                                                     =======      =======     =======      =======     =======

Earnings per share, diluted....................................      $  0.49      $  0.17     $  0.22      $  0.41     $  0.74
                                                                     =======      =======     =======      =======     =======

Weighted average shares outstanding, diluted...................        7,338        7,336       7,118        6,968       7,278

                                                                                            DECEMBER 31,
                                                                       ---------------------------------------------------
                                                                         1996     1997        1998       1999       2000
                                                                       -------   -------     -------    -------    -------
                                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............................................  $10,218   $11,873     $10,594    $12,431    $ 8,886
Working capital......................................................   25,268    26,098      24,961     26,693     30,709
Total liabilities....................................................   14,556    16,821      15,478     17,346     19,363
Total assets.........................................................   36,763    40,379      38,615     43,149     51,160
Stockholders' equity.................................................   22,207    23,558      23,137     25,803     31,797

- -------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We design, manufacture, sell and support advanced thermal processing systems used primarily in the assembly of PCBs and in advanced semiconductor packaging. We believe we are the leading supplier of solder reflow systems used by OEMs and EMS providers. In addition, we produce advanced high temperature processing systems for manufacturing ceramic components for electronic devices and a variety of specialty applications.

     We derive our net sales from customers around the world. Our customers include large multinational OEMs and EMS providers requiring advanced thermal processing equipment solutions. In 2000, net sales to our five largest customers accounted for 43.2% of our total net sales. Our net sales in 2000 were dispersed worldwide, with approximately 34.0% to customers in the United States, 32.0% to Asia Pacific customers, 27.0% to European customers and 7.0% to customers in the rest of the world. Over the past three years, the percentage of our net sales to international customers were 65.0% in 1998, 68.0% in 1999 and 66.0% in 2000. These percentages reflect an emphasis on offshore manufacturing by our U.S.-based multinational customers and the successful penetration of new non-U.S. based customers.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.

                                                          FISCAL YEAR ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
                                                     1998       1999       2000
                                                    ------     ------     ------
Net sales........................................   100.0%     100.0%     100.0%
Cost of goods sold...............................    59.3%      59.6%      59.4%
                                                    -----      -----      -----
  Gross profit...................................    40.7%      40.4%      40.6%
Operating expenses:
  Selling, general and administrative............    29.4%      28.5%      25.4%
  Research, development and engineering..........     8.0%       6.7%       6.3%
                                                     ----       ----       ----
  Operating income...............................     3.3%       5.2%       8.9%
Interest income..................................     0.7%       0.6%       0.4%
Interest expense.................................    (0.8)%     (0.6)%     (0.4)%
Other income (expense), net......................     0.1%       0.0%      (0.4)%
                                                    -----      -----      ------
Income before provision for income taxes.........     3.3%       5.3%       8.4%
Income taxes.....................................     0.7%       1.3%       2.9%
                                                    -----      -----      -----
Net Income.......................................     2.7%       4.0%       5.5%
                                                    =====      =====      =====

FISCAL YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

     Net Sales. Net sales increased 39.6% from $71.3 million in 1999 to $99.5 million in 2000. The increase in 2000 net sales reflects the higher demand for our products, primarily by our large multinational OEMs and EMS providers. This increase in net sales also reflects growth of approximately 20.0% in the electronics manufacturing market and the gain in market share we have achieved with our medium and high end solder reflow systems.

     The percentage of net sales attributable to our customers in the United States increased by 2.5%, net sales attributable to our customers in Europe increased by 0.8%, net sales attributable to our Asia Pacific customers increased by 1.8% and net sales attributable to our customers in the other Americas decreased by 5.1%. The growth in net sales to United States customers reflects the continued increase in EMS providers market share. The growth in net sales to European and Asia Pacific customers reflects the trend toward offshore manufacturing by our U.S.-based and multinational customers and our increased sales to overseas domestic manufacturers. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 40.2% from $28.8 million in 1999 to $40.4 million in 2000 and, as a percentage of net sales, increased from 40.4% in 1999 to 40.6% in 2000. The increase in gross profit and gross profit percentage for 2000 was due to the increase in net sales in 2000.

     Selling, General and Administrative. Selling, general and administrative increased 24.8% from $20.3 million in 1999 to $25.3 million in 2000, and as a percentage of net sales, decreased from 28.5% to 25.4%. The higher costs in 2000 were primarily the result of a $28.2 million increase in our net sales. The higher selling, general and administrative in 2000 can be attributed to an increase in customer service support for our worldwide customer base and higher selling expenses. In 2000, sales commission expense was higher as sales increased. In addition, higher bonuses were recorded in 2000 compared to 1999, due to the increase in net income. In 2000 the Company's net warranty costs were favorably impacted by $246,000 through a cost sharing program.

     Research, Development and Engineering. Research, development and engineering increased 30.2% from $4.8 million in 1999 to $6.2 million in 2000, and as a percentage of net sales, decreased from 6.7% in 1999 to 6.3% in 2000 A large percentage of our research, development and engineering expense in 2000 was spent on the development of a new solder reflow platform and in support of custom design solutions.

     Operating Income. Operating income increased 136.3% from $3.7 million in 1999 to $8.8 million in 2000, and as a percentage of net sales, increased from 5.2% in 1999 to 8.9% in 2000. In 2000, the increase in operating income was the result of a 39.6% increase in net sales over 1999. In addition, we increased efficiencies throughout the organization and our cost structure for sales, general and administrative and research, development and engineering increased at a lower rate than did the net sales percentage.

     Other income (expense), net. During the first half of 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as current market conditions were unfavorable to proceed. The Company incurred approximately $450,000 in costs associated with this proposed sale of stock, which were subsequently been expensed during the quarter ending December 31, 2000. Income Taxes.

     Income taxes increased from $935,000 in 1999 to $2,925,000 in 2000. Our effective tax rates were 24.8% in 1999 and 35.0% in 2000. During 1999 we recorded the benefit of net operating loss carryforwards available to our UK subsidiary, which was profitable in 1999, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.


FISCAL YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales increased 24.6% from $57.2 million in 1998 to $71.3 million in 1999. The increase in 1999 net sales reflects the higher demand for our products, primarily by our large multinational OEMs and EMS providers. This increase in net sales also reflects growth of approximately 14.0% in the electronics manufacturing market and the gain in market share we achieved with our medium and high end solder reflow systems.

     The percentage of net sales attributable to our customers in the United States declined by 3.3%, net sales attributable to our customers in Europe increased by 2.2%, net sales attributable to our Asia Pacific customers increased by 1.1% and there was a minimal percentage change in net sales in the rest of the world. The larger growth rate in net sales to European and Asia Pacific customers reflected the trend toward offshore manufacturing by our U.S.-based and multinational customers and our increased sales to overseas domestic manufacturers. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit increased 23.9% from $23.3 million in 1998 to $28.8 million in 1999 and, as a percentage of net sales, decreased from 40.7% in 1998 to 40.4% in 1999. The increase in gross profit for 1999 was due to the increase in net sales in 1999.

     Selling, General and Administrative. Selling, general and administrative increased 20.7% from $16.8 million in 1998 to $20.3 million in 1999, and as a percentage of net sales, decreased from 29.4% to 28.5%. The higher costs in 1999 were primarily the result of a $14.0 million increase in our net sales. The higher selling, general and administrative in 1999 can be attributed to an increase in customer service support for our worldwide customer base and higher selling expenses. In 1999, sales commission expense was higher as the number of products sold through agents increased. Warranty costs were also higher in 1999 due to our rapid growth and the increase in the use of outside service contractors in the latter part of the year. In addition, higher bonuses were recorded in 1999 compared to 1998, due to the increase in net income.

     Research, Development and Engineering. Research, development and engineering increased 4.6% from $4.6 million in 1998 to $4.8 million in 1999, and as a percentage of net sales, decreased from 8.0% in 1998 to 6.7% in 1999. In 1999, we increased our investment in new product development.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had $8.9 million in cash and cash equivalents, a decrease of $3.5 million compared to December 31, 1999. The decrease was primarily a result of funding the Company's growth in 2000 and investments in capital.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement was extended in 1999 until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of December 31, 2000 or at any time in 2000.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at December 31, 2000 of approximately $4.8 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     During 2000, we invested approximately $1.8 million in capital improvements to enhance our information technology infrastructure and to develop equipment prototypes. We do not presently have any outstanding commitments for capital expenditures that would have a material impact on our liquidity and future capital resources.

     We expect that our current cash position, ability to borrow necessary funds and cash flows from operations will be sufficient to meet our corporate, operating and capital requirements into 2002.

MARKET RISK DISCLOSURE

     Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.

     As of December 31, 2000, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of its debts.

OTHER MATTERS

     The impact of inflation and the effect of foreign exchange rate changes during 2000 have not had a material impact on our business and financial results.

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

     Prior to 2000, the Company generally recognized revenues upon shipment of its products. During the fourth quarter of 2000, effective as of January 2, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance. Revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued The adoption of SAB No. 101 had no impact on the Company's previously recorded revenue.

     Applying the requirements of SAB No. 101 to future sales arrangements used in the Company's thermal processing equipment sales may result in the deferral of the revenue for some equipment sales. The Company continues to evaluate the impact that SAB No. 101 might have on its sales transactions. However, there will be no impact on the Company's cash flows from operations as a result of this change.

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

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10:
Accounting for Shipping and Handling Fees and Costs which provides guidance on income statement classification of Shipping and handling costs incurred by companies which is subsequently billed to customers. Companies have recorded these types of costs inconsistently in the income statement. Under EITF 00-10, further guidance was issued requiring all shipping and handling costs billed to customers to be classified in revenue. Additionally, the guidance gives companies the option to reflect the associated shipping and handling costs in either cost of sales or selling, general and administrative expenses. These costs represent amounts incurred to physically move the product from the Company to the customer's desired location. We have reclassified the billable shipping and handling costs into revenue and have reflected the associated costs in selling, general and administrative.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by item 8 of Form 10-K is presented here in the following order:

Unaudited Quarterly Financial Information.......................................
Consolidated Balance Sheet as of December 31, 2000 and 1999.....................
Consolidated Statement of Operations for the years ended December 31, 2000,
  1999 and 1998.................................................................
Consolidated Statement of Stockholders' Equity for the years ended December 31,
  2000, 1999 and 1998...........................................................
Consolidated Statement of Comprehensive Income for the years ended December 31,
  2000, 1999 and 1998...........................................................
Consolidated Statement of Cash Flows for the years ended December 31, 2000,
  1999 and 1998.................................................................
Notes to Consolidated Financial Statements......................................
Report of Independent Public Accounts...........................................

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2000 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     QUARTER ENDED
                                            MAR. 28,   JUNE 27,   SEPT. 26,   DEC. 31,    APRIL  2,   JULY 2,    OCT 1,    DEC. 31,
                                              1999       1999       1999        1999        2000       2000       2000      2000
                                           ---------  ---------  ---------   ----------  ----------  --------   --------   -------
Net sales................................. $  15,921  $  16,419  $  18,065   $  20,855   $  21,853   $ 23,956   $ 26,908   $26,777
Cost of goods sold........................     9,762      9,670     10,786      12,231      12,676     13,964     16,166    16,306
                                           ---------  ---------  ---------   ---------   ---------   --------   --------   -------
Gross profit..............................     6,159      6,749      7,279       8,624       9,177      9,992     10,742    10,471
Selling, general and administrative.......     4,386      4,604      5,109       6,185       6,070      6,404      6,733     6,103
Research, development and engineering.....     1,053      1,247      1,148       1,338       1,330      1,359      1,629     1,913
                                           ---------  ---------  ---------   ---------   ---------   --------   --------   -------
Income from operations....................       720        898      1,022       1,101       1,777      2,229      2,380     2,455
Interest income (expense), net............        22        (39)        26          (1)         13        (19)       (10)      (38)
Other income (expense), net...............        39          6        (44)         23           4          7          4      (455)
                                           ---------  ---------  ----------  ---------   ---------   --------   --------   --------
Income before taxes.......................       781        865      1,004       1,123       1,794      2,217      2,374     1,962
Income tax (benefit) provision............       237        257        303         138         638        766        823       698
                                           ---------  ---------  ---------   ---------   ---------   --------   --------   -------
  Net income.............................. $     544  $     608  $     701   $     985   $   1,156   $  1,451   $  1,551   $ 1,264
                                           =========  =========  =========   =========   =========   ========   ========   =======
Earnings per share, diluted............... $    0.08  $    0.09  $    0.10   $    0.14   $    0.16   $   0.20   $   0.21   $  0.17
                                           =========  =========  =========   =========   =========   ========   ========   =======

Weighted average shares, diluted..........     6,910      6,925      7,010       7,019       7,284      7,323      7,371     7,319


                                                                                  QUARTER ENDED
                                              ------------------------------------------------------------------------------------
                                              MAR. 28,  JUNE 27,   SEPT. 26,  DEC. 31,  APRIL 2,    JULY 2,    OCT. 1,    DEC. 31,
                                                1999      1999       1999       1999      2000       2000       2000        2000
                                              -------   --------   ---------  --------  --------    -------    -------    --------
PERCENTAGE OF NET SALES:
Net sales..................................    100.0%    100.0%     100.0%     100.0%    100.0%      100.0%      100.0%    100.0%
Cost of goods sold.........................     61.3      58.9       59.7       58.6      58.0        58.3        60.1      60.9
                                               -----     -----      -----      -----     -----       -----       -----     -----
Gross profit...............................     38.7      41.1       40.3       41.4      42.0        41.7        39.9      39.1
Selling, general and administrative........     27.5      28.0       28.3       29.7      27.8        26.7        25.0      22.8
Research, development and engineering......      6.6       7.6        6.4        6.4       6.1         5.7         6.1       7.1
                                               -----     -----      -----      -----     -----       -----       -----     -----
Income from operations.....................      4.5       5.5        5.7        5.3       8.1         9.3         8.8       9.2
Interest income (expense), net.............      0.1      (0.2)       0.1        0.0       0.1        (0.1)        0.0      (0.1)
Other income (expense), net................      0.2       0.0       (0.2)       0.1       0.0         0.0         0.0       1.7
                                               -----     -----      ------     -----     -----       -----       -----     -----
Income before taxes........................      4.9       5.3        5.6        5.4       8.2         9.3         8.8       7.3
Income tax (benefit) provision.............      1.5       1.6        1.7        0.7       2.9         3.2         3.1       2.6
                                               -----     -----      -----      -----     -----       -----       -----     -----
  Net income...............................      3.4%      3.7%       3.9%       4.7%      5.3%        6.1%        5.8%      4.7%
                                               =====     =====      =====      =====     =====       =====       =====     =====

     Net sales increased from $15.9 to $26.8 million over the eight quarters in 1999 and 2000. During this period, net sales increased in each quarter, except in the fourth quarter of 2000. Overall growth in net sales resulted from the continued growth in electronics manufacturing and our increase in market share.

     Gross profits as a percentage of net sales during the last eight quarters have ranged between 38.7% and 42.0%. We outsourced our subassemblies in order to maximize our core competencies and utilize more flexible manufacturing processes.

     Our selling, general and administrative has generally increased over the quarters to support our expanding worldwide customer base. In 2000 the Company's net warranty costs were favorably impacted by $246,000 through a cost sharing program.

     Research, development and engineering are related to the development of new products, including our MLCC system. However, these operating costs have generally decreased as a percentage of net sales over the quarterly periods displayed.

     Income from operations in this period has increased in absolute amounts in every quarter. Income from operations has risen every quarter, from $720,000 in the first quarter of 1999 to $2,455,000 in the fourth quarter of 2000.

     Other income (expense), net includes in the fourth quarter of 2000 approximately $450,000 in costs associated with the proposed sale of stock which was withdrawn due to unfavorable market conditions.

                            BTU INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          AS OF DECEMBER 31,
                                                                                                        ----------------------
                                                                                                          2000         1999
                                                                                                        --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents (Notes 1 and 11).........................................................   $  8,886      $ 12,431
  Trade accounts receivable, less reserves of $206 and $160 at December 31, 2000 and 1999,                21,716        14,563
respectively (Note 1)................................................................................
  Inventories (Note 1)...............................................................................     13,619         9,617
  Other current assets (Note 6)......................................................................        512           678
                                                                                                        --------      --------
          Total current assets.......................................................................     44,733        37,289
                                                                                                        --------      --------
Property, Plant and Equipment, at cost (Notes 1 and 3)
  Land...............................................................................................        210           210
  Buildings and improvements.........................................................................      7,730         7,329
  Machinery and equipment............................................................................      7,857         6,513
  Furniture and fixtures.............................................................................        860           830
                                                                                                        --------      --------
                                                                                                          16,657        14,882
     Less-accumulated depreciation...................................................................     10,529         9,341
                                                                                                        --------      --------
     Net property, plant and equipment...............................................................      6,128         5,541
                                                                                                        --------      --------
Other assets, net of accumulated amortization of $448 in
  2000 and $441 in 1999..............................................................................        299           319
                                                                                                        --------      --------
          Total Assets...............................................................................   $ 51,160      $ 43,149
                                                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital lease obligations (Note 3)........................   $    286      $    267
  Trade accounts payable (Note 9)....................................................................      6,922         6,665
  Customer deposits..................................................................................        313            --
  Accrued expenses (Note 2)..........................................................................      6,503         3,664
                                                                                                        --------      --------
          Total current liabilities..................................................................     14,024        10,596
Long-term debt and capital lease obligations less current maturities (Notes 3 and 11)................      4,668         4,953
Deferred income taxes (Notes 1 and 6)................................................................        671         1,797
                                                                                                        --------      --------
          Total Liabilities..........................................................................   $ 19,363      $ 17,346
                                                                                                        --------      --------
Commitments and contingencies (Note 3)
Stockholders' Equity (Note 8):
  Class A preferred stock, $1.00 par value --
     Authorized -- 2,000,000 shares Issued and outstanding -- none...................................         --            --
  Series preferred stock, $1.00 par value --
     Authorized -- 5,000,000 shares Issued and outstanding -- none...................................         --            --
  Common Stock, $.01 par value --
     Authorized -- 25,000,000 shares Issued -- 7,906,844, outstanding 6,930,934
     in 2000 and Issued -- 7,770,446, outstanding 6,794,536 in 1999..................................         79            78
  Additional paid-in capital.........................................................................     21,223        20,543
  Retained earnings..................................................................................     13,854         8,432
  Less treasury stock at cost 975,910 shares, at December 31, 2000 and 1999, respectively............     (3,538)       (3,538)
  Accumulated other comprehensive income.............................................................        179           288
                                                                                                        --------      --------
          Total stockholders' equity.................................................................     31,797        25,803
                                                                                                        --------      --------
          Total Liabilities and Stockholders' Equity.................................................   $ 51,160      $ 43,149
                                                                                                        ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                                -----------------------------------
                                                                                                 2000          1999          1998
                                                                                                -------       -------       -------
Net sales (Notes 1, 4 and 5)..............................................................      $99,494       $71,260       $57,208
Cost of goods sold........................................................................       59,112        42,449        33,946
                                                                                                -------       -------       -------
Gross profit..............................................................................       40,382        28,811        23,262
                                                                                                -------       -------       -------
  Selling, general and administrative (Note 9)............................................       25,310        20,284        16,800
  Research, development and engineering (Note 1)..........................................        6,231         4,786         4,575
                                                                                                -------       -------       -------
Operating income..........................................................................        8,841         3,741         1,887
  Interest income.........................................................................          377           440           405
  Interest expense (Note 3)...............................................................         (431)         (432)         (451)
  Other income (expense)..................................................................         (440)           24            73
                                                                                                --------      -------       -------
Income before provision for income taxes..................................................        8,347         3,773         1,914
  Provision for income taxes (Notes 1and 6)...............................................        2,925           935           381
                                                                                                -------       -------       -------
Net income................................................................................      $ 5,422       $ 2,838       $ 1,533
                                                                                                =======       =======       =======
Earnings per share:
  Basic...................................................................................      $   0.79      $   0.42      $   0.22
                                                                                                ========      ========      ========
  Diluted.................................................................................      $   0.74      $   0.41      $   0.22
                                                                                                ========      ========      ========
Weighted average number of shares outstanding:
  Basic shares............................................................................        6,876         6,799         7,068
  Effect of Dilutive Options..............................................................          402           169            50
                                                                                                -------       -------       -------
  Diluted Shares..........................................................................        7,278         6,968         7,118
                                                                                                =======       =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     ACCUMULATED
                                                       ADDITIONAL                                       OTHER              TOTAL
                                           COMMON        PAID-IN       RETAINED     TREASURY        COMPREHENSIVE      STOCKHOLDERS'
                                            STOCK        CAPITAL       EARNINGS       STOCK            INCOME             EQUITY
                                           -------     ----------      --------     ---------       -------------      -------------
BALANCE AT DECEMBER 31, 1997...........     $ 77        $ 20,250        $4,061       $(1,183)          $ 353              $23,558
  Net income...........................       --              --         1,533            --              --                1,533
  Translation adjustment...............       --              --            --            --             (43)                 (43)
  Sales of common stock and exercise
    of stock options (Note 8)..........       --              72            --            --              --                   72
 Purchase of treasury stock............       --              --            --        (1,983)             --               (1,983)
                                           -----        --------        ------       --------          -----              -------
BALANCE AT DECEMBER 31, 1998...........       77          20,322         5,594        (3,166)            310               23,137
  Net income...........................       --              --         2,838            --              --                2,838
  Translation adjustment...............       --              --            --                           (22)                 (22)
  Sale of common stock and exercise
    of stock options (Note 8)..........        1             187            --            --              --                  188
 Tax benefits of options exercised.....
                                                              34                                                               34
 Purchase of treasury stock............       --              --            --          (372)             --                 (372)
                                           -----        --------        ------       --------          -----              -------
BALANCE AT DECEMBER 31, 1999...........       78          20,543         8,432        (3,538)            288               25,803
  Net income...........................       --              --         5,422            --              --                5,422
  Translation adjustment...............       --              --            --            --            (109)                (109)
  Sales of common stock and exercise
    of stock options (Note 8)..........        1             446            --            --              --                  447
  Tax benefits of options exercised....       --             234            --            --              --                  234
                                           -----        --------        ------       --------          -----              -------
BALANCE AT DECEMBER 31, 2000...........     $ 79        $ 21,223        $13,854      $(3,538)          $ 179              $31,797
                                           =====        ========        =======      ========          =====              =======


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                               YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                            2000         1999          1998
                                                                           ------       ------        ------
Net income.............................................................    $5,422       $2,838        $1,533
Other comprehensive income
  Foreign currency translation adjustment..............................      (109)         (22)          (43)
                                                                           ------       ------        ------
Comprehensive income...................................................    $5,313       $2,816        $1,490
                                                                           ======       ======        ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       YEARS ENDED DECEMBER 31,
                                                                                                -----------------------------------
                                                                                                 2000          1999          1998
                                                                                                -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................................    $ 5,422       $ 2,838       $ 1,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................      1,233         1,120         1,119
  Deferred income taxes.....................................................................     (1,126)           41          (491)
Net changes in operating assets and liabilities:
  Accounts receivable.......................................................................     (7,153)       (2,136)          (93)
  Inventories...............................................................................     (4,002)          467           (56)
  Other current assets......................................................................        166          (267)          713
  Accounts payable..........................................................................        257         1,283          (631)
  Customer deposits.........................................................................        313          (124)         (304)
  Accrued expenses..........................................................................      2,839           841           227
  Other assets..............................................................................         13            33            50
  Tax benefit of stock options exercised....................................................        234            34            --
                                                                                                -------       -------       -------
     Net cash (used in) provided by operating activities....................................     (1,804)        4,130         2,067
                                                                                                --------      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net.............................................     (1,813)       (1,842)       (1,248)
                                                                                                -------       -------       -------
     Net cash (used in) investing activities................................................     (1,813)       (1,842)       (1,248)
                                                                                                -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt and capital lease obligations.......................       (266)         (245)         (144)
Issuance of common stock....................................................................        447           188            72
Purchase of treasury stock..................................................................         --          (372)       (1,983)
                                                                                                -------       -------       --------
     Net cash provided by (used in) financing activities....................................        181          (429)       (2,055)
                                                                                                -------       -------       -------
EFFECT OF EXCHANGE RATES ON CASH............................................................       (109)          (22)          (43)
                                                                                                -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................     (3,545)        1,837        (1,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............................................     12,431        10,594        11,873
                                                                                                -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................................    $ 8,886       $12,431       $10,594
                                                                                                =======       =======       =======
Supplemental disclosures of cash flow information are included in Note 10.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

CASH AND CASH EQUIVALENTS

     The Company has classified certain liquid financial instruments, with original maturities of less than three months, as cash equivalents. These financial instruments are carried at cost, which approximates market value.

INVENTORIES

     Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

     Inventories consist of the following (in thousands):

                                                               YEARS ENDED
                                                                DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            -------     -------
Raw materials and manufactured components.................  $ 6,004     $ 4,431
Work-in-progress..........................................    5,552       3,532
Finished goods............................................    2,063       1,654
                                                            -------     -------
                                                            $13,619     $ 9,617
                                                            =======     =======

     The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records as a charge to cost of revenue any amounts required to reduce the carrying value of the inventory to net realizable value.

PROPERTY, PLANT AND EQUIPMENT

     The Company provides for depreciation using the straight-line method over the assets' useful lives. The estimated useful lives for depreciation purposes are as follows:

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

TRANSLATION OF FOREIGN CURRENCIES

     Foreign currencies are translated under standards,where assets and liabilities of the Company's foreign operations are translated from there functional currency into United States dollars at yearend exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity. Exchange gains and losses (if any) arising from transactions denominated in foreign currencies are included in income as incurred. Such exchange gains or losses were not material during the periods presented.

PATENTS

     The Company has patents in the United States and certain foreign countries for certain of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION

     Prior to 2000, the Company generally recognized revenues upon shipment of its products. During the fourth quarter of 2000, effective as of January 2, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions can not be demonstrated until customer use, revenues are recognized upon acceptance. Revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued. The adoption of SAB No. 101 had no impact on the Company's previously recorded revenue.

     Applying the requirements of SAB No. 101 to future sales arrangements used in the Company's thermal processing equipment sales may result in the deferral of the revenue for some equipment sales. The Company continues to evaluate the impact that SAB No. 101 might have on its sales transactions. However, there will be no impact on the Company's cash flows from operations as a result of any change.

     The Company also has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the years ended December 31, 2000 and 1999 there was no revenue recognized using the percentage of completion method for systems not yet shipped. For the year ended December 31, 1998, $53,000 of revenue was recognized using the percentage of completion method for systems not yet shipped. Revenue recognized on the percentage of completion method included in net sales during each year was 1.0% for 2000, 2.3% for 1999 and 6.1% for 1998.

     Amounts billed to customers for shipping and handling costs have been reclassified as revenues with the associated costs reported as selling costs. Previously, amounts billed to customers for shipping and handling had generally been reported as an offset to the related cost. This is in compliance with Emerging Issues Task Force (EITF) issued 00-10 "Accounting for Shipping and Handling Fees and Cost"

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

     Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding that were not included in the determination of diluted EPS, because they were antidilutive, were 2,271 in 2000, 289,778 in 1999 and 27,800 in 1998.

RECLASSIFICATION

     Certain prior year financial statement information has been reclassified to conform with the current year presentation.

SFAS 133

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is required to adopt SFAS No. 133 in 2001. The adoption of SFAS No. 133 will not materially affect the Company's financial statements.

(2) ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                               2000     1999
                                                             -------  ------
Accrued commissions........................................  $ 2,449  $1,390
Accrued warranty...........................................      722     660
Accrued income taxes.......................................    1,186     255
Accrued bonus..............................................      562     519
Other......................................................    1,584     840
                                                             -------  ------
                                                             $ 6,503  $3,664
                                                             =======  ======

(3) DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

     Debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                              2000     1999
                                                            -------  -------
Mortgage note payable...................................... $ 4,847  $ 5,089
Capital lease obligations, interest rates ranging
  from 10.2% to 11.1%, net of interest of $28 and
  $38 in 2000 and 1999, respectively.......................     107      131
                                                            -------  -------
                                                              4,954    5,220
Less current maturities....................................     286      267
                                                            -------  -------
                                                            $ 4,668  $ 4,953
                                                            =======  =======

     The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due at maturity on July 1, 2004.

     The capital lease obligations relate to various equipment leases used in the operation of the business.

     Under the terms of the debt, the minimum repayments of long-term debt and capital lease obligations by year are as follows (in thousands):

                                                 8.125%      CAPITAL
                                                MORTGAGE     LEASES      TOTAL
                                                --------     ------      -----

2001........................................    $   263       $  23     $  286
2002........................................        285          24        309
2003........................................        309          24        333
2004........................................       3990          19      4,009
2005........................................          0          17         17
                                                -------       -----     ------
                                                $ 4,847       $ 107     $4,954
                                                =======       =====     ======

     At December 31, 2000, the Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan facility is available to the Company until April 30, 2004, subject to compliance with certain financial covenants. At December 31, 2000, the Company was in compliance with all covenants of this agreement. As of December 31, 2000, no amounts were outstanding under this unsecured revolving line of credit.

     The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in 2010. Rent expense under this lease was approximately $310,000 in 2000, $143,000 in 1999, and $145,000 in 1998. In 1995,
the Company sublet a portion of this leased space for a period of five years, this sublet ended during 2000, therefore increasing the rent expense to the Company in 2000. The Company has entered into a new lease assignment that the Company will assign approximately $194,000 in rent expense per year starting July 2001 through March 2010. As of December 31, 2000, the future minimum lease commitment for this facility is $1,623,000, payable as follows: $262,000 for the year 2001, $165,000 for each of 2002, 2003, 2004 and 2005 and $701,000 thereafter through 2010.

     The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company's results of operations or financial condition. Subsequent to December 31, 2000, the Company settled our patent disputes with Electrovert, Inc. a Division of Cookson Group PLC through a cross-licensing agreement.

(4) FOREIGN OPERATIONS

     The following table shows the amounts and percentages of the Company's revenues by geographic region, for the last three years:

                                       2000            1999           1998
                                  --------------  --------------  -------------

United States.................... $ 33,828   34%  $ 22,803   32%  $ 20,023   35%
Europe...........................   26,863   27     18,528   26     13,730   24
Asia Pacific.....................   31,838   32     21,378   30     16,590   29
Rest of World....................    6,965    7      8,551   12      6,865   12

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

     One customer represented 23% of revenue in 2000. One customer represented 18% of revenue in 1999. Two customers represented 14% and 13% respectively of revenue in 1998.

(6) INCOME TAXES

     The components of income before provision for income taxes are as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                           2000         1999         1998
                                          ------       ------       ------

Domestic..............................    $5,636       $2,163       $  881
Foreign...............................     2,711        1,610        1,033
                                          ------       ------       ------
Total.................................    $8,347       $3,773       $1,914
                                          ======       ======       ======

     For the years ended December 31, 2000, 1999 and 1998, the Company's provisions for income taxes were as shown below (in thousands):

                                         FEDERAL     STATE    FOREIGN     TOTAL
                                         -------     -----    -------     -----
December 31, 2000
  Current...............................  $2,699    $ 427      $925      $4,051
  Deferred..............................   (829)     (297)        0      (1,126)
                                          ------    -----      ----      ------
                                          $1,870    $ 130      $925      $2,925
                                          ======    =====      ====      ======
December 31, 1999
  Current...............................  $ 662     $ 177      $ 55      $  894
  Deferred..............................     85       (44)        0          41
                                          -----     -----      ----      ------
                                          $ 747     $ 133      $ 55      $  935
                                          =====     =====      ====      ======
December 31, 1998
  Current...............................  $ 491     $ 345      $ 36      $  872
  Deferred..............................   (216)     (275)        0        (491)
                                          -----     -----      ----      ------
                                          $ 275     $  70      $ 36      $  381
                                          =====     =====      ====      ======

     The differences between the statutory United States federal income tax rate of 34% and the Company's effective tax rate are as follows (in thousands):

                                                                         YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                       2000         1999         1998
                                                                     --------      ------       ------
Tax provision at United States statutory rate.....................   $ 2,838       $1,283       $  650
State and foreign income taxes, net of federal benefit............       351          142           94
FSC benefit.......................................................      (244)        (143)            0
Utilization of foreign net operating loss carryforwards...........         0         (439)        (293)
Non-deductible and other..........................................       (20)          92          (70)
                                                                     --------      ------       ------
Total provision...................................................   $ 2,925       $  935       $  381
                                                                     =======       ======       ======

     Deferred income taxes and prepaid income taxes are comprised of the following at December 31, 2000 and 1999 (in thousands):

                                                              2000      1999
                                                            --------  --------
Revenues recognized for books, not tax..................... $ (1,907) $ (2,860)
Accelerated tax depreciation...............................        0         0
Other......................................................     (116)     (116)
                                                            --------  --------
          Total deferred liabilities....................... $ (2,023) $ (2,976)
                                                            ========  ========
Inventory reserves.........................................      379       331
Inventory capitalization...................................       98        74
Accruals and other.........................................      734       577
Foreign net operating loss carryforward....................        0         0
Accelerated tax depreciation...............................       71        65
Federal tax credit carryforwards...........................       70       132
                                                            --------  --------
          Total deferred assets............................    1,352     1,179
                                                            --------  --------
Net deferred income tax liability.......................... $   (671) $ (1,797)
                                                            ========  ========


(7) EMPLOYEE BENEFITS

     The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $1,052,000, $688,000, and $100,000 was expensed in 2000, 1999 and 1998, respectively.

     The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company who have met certain length of service requirements. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute up to 17% of their compensation to the plan, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company's expense under the plan was $233,000, $206,000, and $187,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Under each plan, the exercise price of the options is not less than fair market value at the date of the grants. The 1989 Plan options expire over seven years and the 1993 Plan options expire over periods not to exceed 10 years. The 1998 Plan options expire over a period not to exceed seven years. In June 2000 the shareholders approved the addition of 750,000 shares available to be awarded under the 1993 Plan. In May 1998 the shareholders approved the addition of 500,000 shares available to be awarded under the 1993 Plan and also approved the 1998 Plan with 50,000 shares available for future grants. Shares available for future stock option grants, pursuant to these plans, were 676,703 at December 31, 2000, 174,041 at December 31, 1999, and 410,893 at December 31, 1998.

     In September 1998, the Board of Directors approved the repricing of employee stock options issued during 1996, 1997 and 1998. A total of 545,480 options were repriced to $2.875 per share, which was the fair market value at the time of the repricing, with a new vesting and expiration schedule.

     A summary of all stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                2000                     1999                    1998
                                                      -----------------------    ---------------------   ----------------------
                                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                        NUMBER       AVERAGE     NUMBER       AVERAGE     NUMBER       AVERAGE
                                                          OF        PRICE PER      OF        PRICE PER      OF        PRICE PER
                                                        SHARES        SHARE      SHARES        SHARE      SHARES        SHARE
                                                      ----------    ---------    ------      ---------   --------     ---------
Outstanding at beginning of year.....................  819,007       $ 3.64      632,040      $ 2.92     367,690       $ 3.91
Granted..............................................  320,271         9.23      280,112        4.92     301,560         4.26
Exercised............................................ (121,885)        3.17      (49,885)       2.36      (2,520)        1.88
Forfeited............................................  (72,933)        3.80      (43,260)       2.93     (34,690)        3.65
Terminated due to repricing..........................       --           --          --           --    (545,480)        4.24
Issued due to repricing..............................       --           --          --           --     545,480         2.88
                                                      --------       ------      -------      ------     -------       ------
Outstanding at end of year...........................  944,460       $ 5.58      819,007      $ 3.64     632,040       $ 2.92
                                                      =========      ======      =======      ======     =======       ======
Options exercisable at end of year...................  244,940       $ 3.47      166,043      $ 3.05      43,380       $ 2.64
                                                      ========       ======      =======      ======     =======       ======

     At December 31, 2000 the outstanding options have exercise prices ranging from $2.69 to $13.63 and a weighted average remaining contractual life of 3.9 years.

     The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ------------------------------------------------       ----------------------------
                                          WEIGHTED            WEIGHTED                             WEIGHTED
   RANGE OF                                AVERAGE             AVERAGE                              AVERAGE
    PRICES                 NUMBER       REMAINING LIFE      EXERCISE PRICE        NUMBER        EXERCISE PRICE
- -------------             --------      --------------      --------------       --------       --------------
$ 2.69 -  3.00            374,386          3.0 yrs              $ 2.88           174,937             $ 2.88
  3.01 -  4.00              6,875          4.6 yrs                3.86             2,250               3.86
  4.01 -  5.50            252,928          3.9 yrs                5.01            67,753               4.98
  5.51 - 13.63            310,271          4.9 yrs                9.35                 0               0.00
                          -------          -------              ------           -------             ------
                          944,460          3.9 yrs                5.58           244,940               3.47
                          -------          -------              ------           -------             ------

     The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six-month option period. In June 2000 the shareholders approved the addition of 200,000 shares available under this plan. A total of 500,000 shares have been reserved for issuance under this plan, of which 203,577 remain available at December 31, 2000. During 2000, a total of 14,513 shares were purchased at prices ranging from $4.89 to $6.48 per share.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                               YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                          2000          1999         1998
                                         ------        ------       ------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:
  As reported........................    $5,422        $2,838       $1,533
  Pro forma..........................     4,782         2,455        1,514
Income per basic share:
  As reported........................    $ 0.79       $  0.42      $  0.22
  Pro forma..........................      0.70          0.36         0.21
Income per diluted share:
  As reported........................    $ 0.74       $  0.41      $  0.22
  Pro forma..........................      0.66          0.35         0.21

     Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2000, 1999 and 1998, respectively; a dividend yield rate of 0 for each year; expected lives of 5.0 4.8, and 4.9 years; expected volatility of 72.1%, 64.6% and 63.1%; and risk free interest rates of 6.3%, 6.2% and 4.8%. The weighted average fair value of options granted during 2000, 1999 and 1998 was $5.91, $2.91 and $1.97, respectively.

     As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years.

(9) RELATED PARTY TRANSACTIONS

     During 2000 and 1999, transactions were made between the Company and certain related parties, all of which management believes were at arms' length. These transactions included payments to one of the Company's directors for consulting services of $15,000 in 2000 and 1999, respectively. The Company also had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company's key employees. The amount of contract software and hardware purchased from this party in the ordinary course of doing business was $1,685,000 and $904,000 in 2000 and 1999, respectively; as well, $184,000 and
$1,000 is included in trade accounts payable on the Consolidated Balance Sheets as of December 31, 2000 and 1999, respectively.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                2000           1999            1998
                                                               ------         ------          ------
                                                                         (IN THOUSANDS)
Cash paid (received) during the year for:
 Interest....................................................  $  431         $  432            $451
 Income Taxes................................................   2,795          1,172              32
Non-cash transactions:
Capital asset and lease obligation additions.................      --             72              64

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

     b. Long-term Debt and Capital Lease Obligations - The fair value of long-term indebtedness as of December 31, 2000 and 1999 was approximately $4,820,000 and $5,220,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date.

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

- --------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

- --------------------------------------------------------------------------------


To the Shareholders and Board of Directors of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BTU International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 2001 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 2001 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 2001 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BTU International, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in BTU International, Inc.'s (the Company's) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 9, 2001

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      For the Year Ended December 31, 2000
                      ------------------------------------

                                                                        ADDITIONS
                                                               -----------------------------
                                               BALANCE          CHARGED
                                                 AT            TO COSTS            CHARGED                              BALANCE
                                              BEGINNING           AND             TO OTHER          DEDUCTIONS-         AT END
DESCRIPTION                                   OF PERIOD        EXPENSES          ACCOUNTANTS            (A)            OF PERIOD
- -----------                                   ---------        --------          -----------        -----------        ---------
Allowance for doubtful Accounts                  $160             $46                $--                $--               $206


                      For the Year Ended December 31, 1999
                      ------------------------------------

                                                                        ADDITIONS
                                                               -----------------------------
                                               BALANCE          CHARGED
                                                 AT            TO COSTS            CHARGED                              BALANCE
                                              BEGINNING           AND             TO OTHER          DEDUCTIONS-         AT END
DESCRIPTION                                   OF PERIOD        EXPENSES          ACCOUNTANTS            (A)            OF PERIOD
- -----------                                   ---------        --------          -----------        -----------        ---------
Allowance for doubtful accounts                  $160             $--                $--                $--               $160

                      For the Year Ended December 31, 1998
                      ------------------------------------

                                                                        ADDITIONS
                                                               -----------------------------
                                               BALANCE          CHARGED
                                                 AT            TO COSTS            CHARGED                              BALANCE
                                              BEGINNING           AND             TO OTHER          DEDUCTIONS-         AT END
DESCRIPTION                                   OF PERIOD        EXPENSES          ACCOUNTANTS            (A)            OF PERIOD
- -----------                                   ---------        --------          -----------        -----------        ---------
Allowance for doubtful Accounts                  $160             $--                $--                $--               $160

(A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BTU INTERNATIONAL, INC.

Date:  March 30, 2001                            By: /s/ PAUL J. VAN DER WANSEM
                                                 Paul J. van der Wansem
                                                 President, Chief Executive
                                                 Officer (principal
                                                 executive officer) and
                                                 Director

Date:  March 30, 2001                            By: /s/ THOMAS P. KEALY
                                                 Thomas P. Kealy Vice
                                                 President Corporate
                                                 Controller and Chief
                                                 Accounting Officer
                                                 (principal financial and
                                                 accounting officer)

Date:  March 30, 2001                            By: /s/ DR. JEFFREY CHUAN CHU
                                                 Dr. Jeffrey Chuan Chu Director

Date:  March 30, 2001                            By: /s/ DAVID A.B. BROWN
                                                 David A.B. Brown Director

Date:  March 30, 2001                            By: /s/ JOSEPH F. WRINN
                                                 Joseph F. Wrinn Director

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), the annual report as reported on the 1999 Form 10K ("1999 10-K"),Or the quarterly report as reported on 9-28-97 Form 10Q ("9-28-97 10-Q") or the quarterly report as reported on 6-28-98 Form 10Q (6-28-98 10-Q).

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

EXHIBIT 10. MATERIAL CONTRACTS

            10.13  1988 Employee Stock Purchase Plan.                                  10.13           1999 10-K
            10.15  1989 Stock Option Plan for Directors.                               10.15           1999 10-K
            10.37  BTU International, Inc. 1993 Equity Incentive Plan                  10.37           1999 10-K
            10.39  BTU(UK) Limited and RD International (UK) Limited underlease,       10.39           1994 10-K
                   relating to Unit B15 Southwood Summit Centre
            10.42  Mortgage note between BTU International, Inc. and John Hancock
                   Mutual Life Insurance Company, dated June 30, 1997                  10.42         9-28-97 10-Q
            10.43  Credit Agreement between BTU International, Inc. and US Trust,
                   dated September 5, 1997                                             10.43         9-28-97 10-Q
            10.44  Amendment to the 1993 Equity Incentive Plan                         10.44
            10.45  1998 Stock Option Plan for Non-Employee Directors                   10.45           1999 10-K
            10.46  First Amendment to Credit Agreement between
                   BTU International, Inc. and US Trust, dated December 16, 1999       10.46           1999 10-K
            10.47  Amendment No. 1 to 1988 Employee Stock Purchase Plan
                   dated June 15, 1989                                                 10.47           1999 10-K
            10.48  Amendment No. 2 to 1988 Employee Stock Purchase Plan
                   dated February 20, 1991.                                            10.48           1999 10-K
            10.49  Amendment No. 2 to 1993 Equity Incentive Plan                       10.49           1999 10-K

EXHIBIT 11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  Filed herewith:
            11.0  Calculation of net income per common share

EXHIBIT 21.       SUBSIDIARIES OF THE REGISTRANT

     Filed herewith:

            21.0  Subsidiaries of the Registrant.

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:
            23.1  Consent of Arthur Andersen LLP