Form 10-Q
period 2001-04-01
BTU INTERNATIONAL INC
filed 2001-05-16
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 1, 2001 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 8, 2001:
6,968,136 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                       (Unaudited)
                                                        April 1,      December 31,
                                                          2001            2000
----------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                           $ 8,966          $8,886
     Accounts receivable, less reserves of
         $230 in 2001 and $206 in 2000                    16,509          21,716
     Percentage completion accounts receivable             1,269               -
     Inventories (Note 2)                                 14,199          13,619
     Other current assets                                    548             512
----------------------------------------------------------------------------------
         Total current assets                             41,491          44,733
----------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                    210             210
     Buildings and improvements                            7,730           7,730
     Machinery and equipment                               7,864           7,857
     Furniture and fixtures                                  858             860
----------------------------------------------------------------------------------
                                                          16,662          16,657
     Less-Accumulated depreciation                        10,670          10,529
----------------------------------------------------------------------------------

         Net property, plant and equipment                 5,992           6,128

Other assets, net of accumulated amortization of $450
     in 2001 and $448 in 2000                                301             299
----------------------------------------------------------------------------------

                                                         $47,784         $51,160
==================================================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (Unaudited)
                                                     April 1,     December 31,
                                                       2001           2000
------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)           $   286        $   286
     Accounts payable                                   5,518          6,922
     Other current liabilities                          4,746          6,816
------------------------------------------------------------------------------
         Total current liabilities                     10,550         14,024
------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                        4,598          4,668
Deferred income taxes                                     671            671
------------------------------------------------------------------------------
                                                       15,819         19,363
------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Class A preferred stock, $1.00 par value-
           Authorized - 2,000,000 shares-
           Issued and outstanding - none                    -              -
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                      -              -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,922,896, outstanding
         6,946,986 at April 1, 2001 and
         Issued - 7,906,844 outstanding 6,930,934
         December 31, 2000                                 79             79
     Additional paid-in capital                        21,270         21,223
     Accumulated earnings                              13,931         13,854
     Treasury stock- 975,910 and 975,910 shares
      at cost, at April 1, 2001 and
     December 31, 2000, respectively                   (3,538)        (3,538)
     Accumulated other comprehensive income               223            179
------------------------------------------------------------------------------
         Total stockholders' equity                    31,965         31,797
------------------------------------------------------------------------------
                                                      $47,784        $51,160
==============================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                       ---------------------
                                                       April 1,     April 2,
                                                         2001         2000
-----------------------------------------------------------------------------
Net sales                                              $16,581        $21,853
Cost of goods sold                                       9,869         12,676
-----------------------------------------------------------------------------

         Gross profit                                    6,712          9,177

Operating expenses:
     Selling, general and administrative                 5,091          6,070
     Research, development and engineering               1,501          1,330

-----------------------------------------------------------------------------

         Income from operations                            120          1,777
-----------------------------------------------------------------------------

     Interest income                                        98            119
     Interest expense                                     (100)          (106)
     Other income, net                                       5              4
-----------------------------------------------------------------------------

         Income before provision for income taxes          123          1,794
         Income tax provision                               46            638
-----------------------------------------------------------------------------

         Net income                                    $    77        $ 1,156
=============================================================================
     Earnings Per Share:
         Basic                                           $0.01          $0.17
         Diluted                                         $0.01          $0.16
=============================================================================
     Weighted average number of Shares Outstanding:

         Basic Shares                                6,938,860      6,829,542
         Effect of Dilutive Options                    312,013        454,642
-----------------------------------------------------------------------------
         Diluted Shares                              7,250,873      7,284,184
=============================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 1, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                     ACCUMULATED
                            ADDITIONAL                                 OTHER           TOTAL
                   COMMON    PAID-IN      ACCUMULATED   TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                   STOCK     CAPITAL       EARNINGS      STOCK         INCOME          EQUITY
------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 2000       $79      $21,223       $13,854      $(3,538)        $179        $31,797

Net income            -            -            77            -            -             77

Exercise of stock
Options               -           47             -            -            -             47

Translation

Adjustment            -            -             -            -           44             44

------------------------------------------------------------------------------------------------

Balance at
April 1, 2001       $79      $21,270       $13,931      $(3,538)        $223        $31,965
================================================================================================



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                 (in thousands)
                                   (Unaudited)

                                             Three Months Ended
                                             -------------------
                                             April 1,   April 2,
                                               2001       2000

Net Income                                    $  77     $ 1,156
Other comprehensive income
    Foreign currency translation adjustment      44         (55)
                                              ------------------
   Comprehensive Income                       $ 121     $ 1,101
                                              =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                    April 1,       April 2,
                                                                      2001           2000
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                  $     77    $  1,156
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                  380         271
           Net changes in operating assets and liabilities-
              Accounts receivable                                       3,938      (3,867)
              Inventories                                               (580)        (587)
              Other current assets                                       (36)         (56)
              Accounts payable                                        (1,404)         368
              Other current liabilities                               (2,070)         875
              Other assets                                                (4)           1
-------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities              301      (1,839)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                (242)        (402)
-------------------------------------------------------------------------------------------

         Net cash used in investing activities                          (242)        (402)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                   (70)         (66)
         Exercise of stock options                                         47         225
-------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities             (23)         159
-------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                           44         (55)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       80      (2,137)
Cash and cash equivalents, at beginning of the period                   8,886      12,431
-------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                      $  8,966    $ 10,294
===========================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                    $    100    $    106
         Income taxes                                                     296         115



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of April 1, 2001, the condensed consolidated statement of stockholders' equity for the three months ended April 1, 2001, the condensed consolidated statements of cash flows for the three months ended April 1, 2001 and April 2, 2000, the consolidated statements of comprehensive income for the three months ended April 1, 2001 and April 2, 2000 and the related condensed consolidated statements of operations for the three months ended April 1, 2001 and April 2, 2000 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2000, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K, as filed with the Securities and Exchange Commission.

(2)  Inventories

     Inventories at April 1, 2001 and December 31, 2000 consisted of:

                                                   (in thousands)
                                              -----------------------
                                              April 1,   December 31,
                                               2001         2000
---------------------------------------------------------------------
Raw materials and manufactured components     $ 6,052     $ 6,004
Work-in-process                                 6,289       5,552
Finished goods                                  1,858       2,063
---------------------------------------------------------------------
                                              $14,199     $13,619
=====================================================================


(3)  Debt

     Debt at April 1, 2001 and December 31, 2000 consisted of:

                                                           (in thousands)
                                                     -------------------------
                                                     April 1,     December 31,
                                                       2001           2000
------------------------------------------------------------------------------
Mortgage note payable                                $ 4,783        $ 4,847
Capital lease obligations, interest rates ranging
  from 10.2% to 11.1%, net of interest of $26,000
  and $ 28,000 in 2001 and 2000, respectively            101            107
------------------------------------------------------------------------------
                                                       4,884          4,954
Less-current maturities                                  286            286
------------------------------------------------------------------------------
                                                     $ 4,598        $ 4,668
==============================================================================

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS because they were antidilutive, were 310,271 as of April 1, 2001 and 2,271 as of December 31, 2000.

(5)    Segment Reporting

     Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

     The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflew systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment's customers are multinational original equipment manufacturers and electronic manufacturing service providers.

(6)  Percentage Completion Revenue

     The Company has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the three months ended April 1, 2001, $1,269,000 was recognized using the percentage of completion method, for systems not yet shipped. For the three months ended April 2, 2000 there was no revenue recognized using the percentage of completion method.

(7)  SFAS 133

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has to adopt SFAS No. 133 in 2001. The adoption of SFAS No. 133 did not materially affect the Company's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 24.1% from $21.9 million in the first quarter of 2000 to $16.6 million in the first quarter of 2001. The decrease was primarily a result of decreases in product shipments of the Company's solder reflow systems, due to the worldwide softening in demand from our key electronics board assembly customers as compared to the first quarter of 2000.

     When comparing the first quarter of 2001 to the first quarter of 2000 the percentage of net sales attributable to our customers in the United States increased by 24.9%, net sales attributable to our customers in Europe decreased by 16.3%, net sales attributable to our Asia Pacific customers decreased by 2.7%, and net sales attributable to our customers in the Other Americas decreased by 5.9%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit decreased 26.9% from $9.2 million in the first quarter of 2000 to $6.7 million in the first quarter of 2001, and as a percentage of net sales, decreased from 42.0% to 40.5%. The decrease in gross profit and gross profit percentage is a direct result of decreased sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 16.1% from $ 6.1 million in the first quarter of 2000 to $
5.1 million in the first quarter of 2001. However, as a percentage of net sales, selling, general and administrative expenses increased from 27.8% in first quarter 2000 to 30.7% in the first quarter of 2001. The decrease in these costs in the first quarter of 2001 was primarily the result of lower commissions paid on the lower sales volume and a reduction in personnel due to the decrease in net sales.

     Research, Development and Engineering. Research, development and engineering increased 12.9% from $1.3 million in the first quarter of 2000 to $1.5 million in the first quarter of 2001, and as a percentage of net sales, increased from 6.1% to 9.1% for the same period. In the first quarter of 2001 we increased our material expenditures in support of new product development.

     Operating Income. Operating income decreased 93.2% from $1.8 million in the first quarter of 2000 to $0.1 million in the first quarter of 2001, and as a percentage of net sales, decreased from 8.1% to 0.7%. This decrease was a result of the sales decline, lower gross margins and higher operating costs as a percentage of sales.

     Income Taxes. Income taxes decreased from $638,000 in the first quarter of 2000 to $46,000 in the first quarter of 2001. Our effective tax rates were 35.6% and 37.4% in the first quarters of 2000 and 2001 respectively. Our statutory federal income tax rate is 34.0%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of April 1, 2001, we had $9.0 million in cash and cash equivalents.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, of up to $14.0 million. We may elect to borrow either at the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement is in effect until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of April 1, 2001 or at any time in 2000 and 2001.

     Long-tern debt consists primarily of a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at April 1, 2000 of approximately $4.8 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     We expect that our current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet our corporate, operating and capital requirements into 2002.

Other matters

     The impact of inflation and the effect of foreign exchange rate changes during 2001 have had no material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

See 2000 Annual Report in Form 10-K, on file with the SEC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. Such statements are made pursuant to the "safe harbor" provisions established by recent securities legislation, and are based on the assumptions and expectations of the company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BTU INTERNATIONAL, INC.

DATE: May 16, 2001                BY: /s/ Paul J. van der Wansem
                                      ---------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director


DATE: May 16, 2001                BY: /s/ Thomas P. Kealy
                                      ---------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11.0 - Calculation of net income per common and common equivalent share.

               Exhibit 10.50 - Amendment No. 3 to 1988 Employee Stock Purchase Plan.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the period covered by this report.