Form 10-Q
period 2001-07-01
BTU INTERNATIONAL INC
filed 2001-08-15
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2001
                                                        OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 9, 2001: 6,988,593 shares.

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


                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                  (Unaudited)
                                                                    July 1,           December 31,
                                                                      2001                2000
---------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                      $ 10,904             $ 8,886
     Accounts receivable, less reserves of
         $435 in 2001 and $206 in 2000                                12,940              21,716
     Percentage completion accts. rec. (Note 6)                        2,681                   -
     Inventories (Note 2)                                             10,203              13,619
     Other current assets                                              1,371                 512
---------------------------------------------------------------------------------------------------------
         Total current assets                                         38,099              44,733
---------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,808               7,730
     Machinery and equipment                                           7,775               7,857
     Furniture and fixtures                                              863                 860
---------------------------------------------------------------------------------------------------------
                                                                      16,656              16,657
     Less-Accumulated depreciation                                    11,002              10,529
---------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                             5,654               6,128

Other assets, net of accumulated amortization of $451
     in 2001 and $448 in 2000                                            292                 299
---------------------------------------------------------------------------------------------------------
                                                                     $44,045             $51,160
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                    July 1,           December 31,
                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                         $    286            $    286
     Accounts payable                                                  3,317               6,922
     Other current liabilities                                         4,905               6,816
-----------------------------------------------------------------------------------------------------------
         Total current liabilities                                     8,508              14,024
-----------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,525               4,668
Deferred income taxes                                                    671                 671
-----------------------------------------------------------------------------------------------------------
                                                                      13,704              19,363
-----------------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                     -                   -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,972,663, outstanding 6,986,753
            at July 1, 2001 and
         Issued - 7,906,844, outstanding 6,930,934
           at December 31, 2000                                           79                  79
     Additional paid-in capital                                       21,325              21,223
     Accumulated earnings                                             12,363              13,854
     Treasury stock- 985,910 and 975,910 shares
           at cost, at July 1, 2001 and
          December 31, 2000, respectively                             (3,597)             (3,538)
     Accumulated other comprehensive income                              171                 179
-----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                   30,341              31,797
-----------------------------------------------------------------------------------------------------------
                                                                     $44,045             $51,160
===========================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
        FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      ----------------------      -----------------------
                                                       July 1,       July 2,      July 1,        July 2,
                                                        2001           2000         2001          2000
------------------------------------------------------------------------------------------------------------
Net sales                                              $14,037        $23,956        $30,618      $45,809
Cost of goods sold                                      10,831         13,964         20,700       26,640
------------------------------------------------------------------------------------------------------------

         Gross profit                                    3,206          9,992          9,918       19,169

Operating expenses:
     Selling, general and administrative                 4,254          6,404          9,345       12,474
     Research, development and engineering               1,383          1,359          2,884        2,689

------------------------------------------------------------------------------------------------------------

         (Loss) Income from operations                  (2,431)         2,229         (2,311)       4,006
------------------------------------------------------------------------------------------------------------

     Interest income                                       106             86            204          205
     Interest expense                                     (153)          (105)          (253)        (211)
     Other income (expense), net                           (11)             7             (6)          11
------------------------------------------------------------------------------------------------------------

         (Loss) Income before taxes                     (2,489)         2,217         (2,366)       4,011
         Income tax (benefit) provision                   (921)           766           (875)       1,404
------------------------------------------------------------------------------------------------------------

         Net (loss) income                             $(1,568)        $1,451        $(1,491)      $2,607

============================================================================================================
     (Loss) Earnings Per Share:
         Basic                                          $(0.23)         $0.21         $(0.21)       $0.38
         Diluted                                        $(0.23)         $0.20         $(0.21)       $0.36
============================================================================================================
     Weighted Average Number of
      Shares Outstanding:

         Basic                                       6,966,509      6,869,417      6,952,798    6,849,262
         Effect of Dilutive Options                          0        453,616              0      448,998
------------------------------------------------------------------------------------------------------------
         Diluted Shares                              6,966,509      7,323,033      6,952,798    7,298,260
============================================================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JULY 1, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                             Accumulated
                              Additional                                        Other            Total
                   Common      Paid-In      Accumulated      Treasury      Comprehensive    Stockholders'
                   Stock       Capital        Earnings        Stock           Income           Equity
-------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 2000      $79         $21,223         $13,854        $(3,538)          $179          $31,797

Net (loss) income    -               -          (1,491)             -              -           (1,491)

Sale of common
stock and exercise
of stock options     -             102               -            (59)             -               43

Translation
Adjustment           -               -               -              -             (8)              (8)
-------------------------------------------------------------------------------------------------------------
Balance at
July 1, 2001       $79         $21,325         $12,363        $(3,597)          $171          $30,341
=============================================================================================================



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
                                 (in thousands)
                                   (Unaudited)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     ---------------------         ---------------------
                                                       July 1,       July 2,      July 1,        July 2,
                                                        2001           2000         2001          2000
----------------------------------------------------------------------------------------------------------
Net Income                                           $ (1,568)        $ 1,451      $ (1,491)      $ 2,607

Other comprehensive income
   Foreign currency translation adjustment                (52)            (75)           (8)         (130)
-----------------------------------------------------------------------------------------------------------
Comprehensive Income                                 $ (1,620)        $ 1,376      $ (1,499)      $ 2,477
===========================================================================================================





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                         July 1,           July 2,
                                                                           2001              2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                       $ (1,491)         $ 2,607
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                       736              630
           Net changes in operating assets and liabilities-
              Accounts receivable                                             6095           (5,435)
              Inventories                                                    3,416           (1,258)
              Other current assets                                            (859)            (774)
              Accounts payable                                              (3,605)             467
              Other current liabilities                                     (1,910)           1,933
              Other assets                                                      (4)               3
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                 2,378           (1,827)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (262)          (1,013)
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (262)          (1,013)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (133)            (128)
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                      102              288
         Purchase of treasury stock                                            (59)               -
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                   (90)             160
---------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                (8)            (130)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         2,018           (2,810)

Cash and cash equivalents, at beginning of the period                        8,886           12,431
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of the period                           $ 10,904          $ 9,621
=========================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                             $253             $211
         Income taxes                                                          378              649





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of July 1, 2001, the condensed consolidated statement of stockholders' equity for the six months ended July 1, 2001, the condensed consolidated statements of cash flows for the six months ended July 1, 2001 and July 2, 2000, the consolidated statements of comprehensive income for the three and six months ended July 1, 2001 and July 2, 2000 and the related condensed consolidated statements of operations for the three and six months ended July 1, 2001 and July 2, 2000 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2000, together with the auditors' report, included in the Company's Annual Report for 2000 on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

     Inventories at July 1, 2001 and December 31, 2000 consisted of:

                                                                                (IN THOUSANDS)                    _
                                                          ---------------------------------------------------------
                                                                          July 1,          December 31,
                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $ 5,252           $ 6,004
Work-in-process                                                              3,484             5,552
Finished goods                                                               1,467             2,063
-------------------------------------------------------------------------------------------------------------------
                                                                           $10,203          $ 13,619
===================================================================================================================


(3) Debt

     Debt at July 1, 2001 and December 31, 2000 consisted of:

                                                                                (IN THOUSANDS)                    _
                                                              -----------------------------------------------------
                                                                          July 1,          December 31,
                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------
Mortgage note payable                                                      $ 4,718           $ 4,847
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $24,000 and $28,000 in 2001 and 2000, respectively         93               107
-------------------------------------------------------------------------------------------------------------------
                                                                             4,811             4,954
Less-current maturities                                                        286               286
-------------------------------------------------------------------------------------------------------------------
                                                                           $ 4,525           $ 4,668
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS because they were antidilutive, were 519,638 as of July 1, 2001 and 2,271 as of December 31, 2000.

(5) Segment Reporting

     Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

     The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal processing equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment's customers are multinational original equipment manufacturers and electronic manufacturing service providers.

(6) Percentage Completion Revenue

     Contracts which are not completed within the normal operating cycle of the business are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the six months ended July 1, 2001, $2,681,000 was recognized using the percentage of completion method, for systems not yet shipped. For the six months ended July 2, 2000 there was no revenue recognized using the percentage of completion method.

(7) SFAS 133

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has adopted SFAS No. 133 on 1/1/01. The adoption of SFAS No. 133 has not materially affected the Company's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales decreased 41.4% from $24.0 million in the second quarter of 2000 to $14.0 million in the second quarter of 2001. For the first six months net sales decreased 33.2% from $45.8 million in 2000 to $30.6 million in 2001. The decrease in both the second quarter and first six months of 2001 was primarily a result of decreases in product shipments of the Company's solder reflow systems, due to the sharp decline in orders from our key electronics board assembly customers.

      When comparing the second quarter of 2001 to the second quarter of 2000, the percentage of net sales attributable to our customers in the United States increased by 7.5%, net sales attributable to our customers in Europe decreased by 14.5%, net sales attributable to our Asia Pacific customers increased by 0.9%, and net sales attributable to our customer in the Other Americas increased by 6.1%. Comparing the first six months of 2001 to the first six months of 2000, the percentage of net sales attributable to our customers in the United States increased by 15.4%, net sales attributable to our customers in Europe decreased by 14.9%, net sales attributable to our Asia Pacific customers decreased by 1.0%, and net sales attributable to our customer in the Other Americas increased by 0.5%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

       GROSS PROFIT. Gross profit decreased 67.9% from $10.0 million in the second quarter of 2000 to $3.2 million in the second quarter of 2001, and as a percentage of net sales, decreased from 41.7% to 22.8%. The decrease in gross profit and gross profit percentage is a result of the decrease in net sales, under absorption of overhead and a $2.0 million write-down in inventory. The second quarter of 2001 gross profit percentage excluding the inventory write-down was 37.1%. For the first six months gross profit decreased 48.3% from $19.2 million in 2000 to $9.9 million in 2001 and as a percentage of net sales, decreased from 41.8% to 32.4%.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative decreased 33.6% from $ 6.4 million in the second quarter of 2000 to $ 4.3 million in the second quarter of 2001. As a percentage of net sales, selling, general, and administrative increased from 26.7% in second quarter 2000 to 30.3% in the second quarter of 2001. For the first six months of 2001, selling, general and administrative decreased 25.1% from $12.5 million in 2000 to $9.3 million, and increased as a percentage of net sales from 27.2% in the first six months of 2000 to 30.5% for the same period in 2001. The decreases in costs in both the second quarter and first six months of 2001 was primarily the result of lower commissions paid on the lower sales volume, expense reductions and a reduction in personnel due to the decrease in net sales.

     RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering increased 1.8% from $1.3 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001. As a percentage of net sales, increased from 5.7% to 9.9% for the same periods. For the first six months of 2001 research, development and engineering increased 7.3% from $2.7 million in 2000 to $2.9 million in 2001, and as a percentage of net sales increased from 5.9% in 2000 to 9.4% in 2001. In both the second quarter and first six months of 2001, the Company continued to support new product development, which contributed to the increase in expenses.

      OPERATING INCOME. The operating loss for the second quarter of 2001 was $2.4 million, compared to a profit of $2.2 million for the same period in 2000. The second quarter loss in 2001 included a $2.0 million write-down of inventory. For the first six-month period, the operating loss was $2.3 million in 2001 versus a profit of $4.0 million in 2000. The decline in operating income is a direct result of the reduced sales, the under absorption of overhead and the inventory write-down.

    INCOME TAXES. The income tax benefit for the second quarter of 2001 was $921,000 or 37%, versus a tax provision of $766,000 or 35% for the same period in 2000. For the first six months of 2001, the income tax benefit was $875,000 or 37% compared to a tax provision of $1,404,000 or 35% for the same period in 2000. The tax benefit and provision rates result from the weighted profit and loss blend of federal, state and foreign tax rates for the various corporate entities of the Company. The Company's statutory federal income tax rate is 34%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of July 1, 2001, we had $10.9 million in cash and cash equivalents.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement extends to April 30, 2004 and is subject to certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement as of July 1, 2001 or at any time in 2000 and 2001.

    We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at July 1, 2001 of approximately $4.7 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

      We expect that our current cash position and our ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements into 2002.

Other matters

       The impact of inflation and the effect of foreign exchange rate changes during 2001 has had an immaterial impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

See 2000 Annual Report on Form 10-K, on file with the SEC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


FORWARD LOOKING STATEMENTS

This report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. Such statements are made pursuant to the "safe harbor" provisions established by recent securities legislation, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward looking statements in order to reflect future events or developments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BTU INTERNATIONAL, INC.

DATE: August 15, 2001                  BY: /s/ Paul J. van der Wansem
                                          --------------------------------------
                                          Paul J. van der Wansem
                                          President, Chief Executive Officer
                                          (principal executive officer)
                                          and Director

DATE August 15, 2001                   BY: /s/ Thomas P. Kealy
                                          --------------------------------------
                                          Thomas P. Kealy
                                          Vice President, Corporate Controller
                                          and Chief Accounting Officer
                                          (principal financial and accounting
                                          officer)

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

     (a) The annual meeting of stockholders was held on June 1, 2001

     (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c) The voting for the directors was as follows:

                                                  FOR               WITHHELD
                                                  ---               --------
         Paul J. van der Wansem                5,843,764            422,306
         David A.B. Brown                      6,238,814             27,256
         J. Chuan Chu                          6,238,414             27,656
         Joseph F. Wrinn                       6,237,814             28,256


     (d) The Stockholders approved an amendment to the Restated Certificate of Incorporation to remove the Class A Preferred Stock from the shares eligible for issuance.

               The voting for the amendment was as follows:

                            For                               4,676,767
                            Against                              11,154
                            Abstain                               5,608
                            Non-Votes                         1,572,541



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit  3.0 - Amended and Restated Certificate of Incorporation, dated
                        June 19, 2001.

         Exhibit 11.0 - Calculation of net income per common and common equivalent share.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the period covered by this report