Form 10-Q
period 2001-09-30
BTU INTERNATIONAL INC
filed 2001-11-14
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 9, 2001: 6,832,573 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            (Unaudited)
                                                           September 30,   December 31,
                                                               2001           2000
                                                               ----           ----
Current assets
     Cash and cash equivalents                               $15,451        $ 8,886
     Accounts receivable, less reserves of
         $435 in 2001 and $206 in 2000                         4,403         21,716
     Percentage completion accts. rec. (Note 6)                2,135              0
     Inventories (Note 2)                                      9,334         13,619
     Other current assets                                      1,746            512
                                                             -------        -------
         Total current assets                                 33,069         44,733
                                                             -------        -------

Property, plant and equipment, at cost
     Land                                                        210            210
     Buildings and improvements                                7,808          7,730
     Machinery and equipment                                   7,714          7,857
     Furniture and fixtures                                      870            860
                                                             -------        -------
                                                              16,602         16,657
     Less-Accumulated depreciation                            11,215         10,529
                                                             -------        -------

         Net property, plant and equipment                     5,387          6,128

Other assets, net of accumulated amortization of $453
     in 2001 and $448 in 2000                                    302            299
                                                             -------        -------

                                                             $38,758        $51,160
                                                             =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          (Unaudited)
                                                          September 30,       December 31,
                                                              2001               2000
                                                              ----               ----
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)               $       275         $       286
     Accounts payable                                           2,015               6,922
     Other current liabilities                                  2,087               6,816
                                                          -----------         -----------
         Total current liabilities                              4,377              14,024
                                                          -----------         -----------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                4,462               4,668
Deferred income taxes                                             671                 671
                                                          -----------         -----------

                                                                9,510              19,363
                                                          -----------         -----------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                             --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 7,965,383, outstanding 6,915,373
            at September 30, 2001 and
         Issued - 7,906,844, outstanding 6,930,934
           at December 31, 2000                                    80                  79
     Additional paid-in capital                                21,333              21,223
     Accumulated earnings                                      11,494              13,854
     Treasury stock- 1,050,010 and 975,910 shares
           at cost, at September 30, 2001 and
          December 31, 2000, respectively                      (3,846)             (3,538)
     Accumulated other comprehensive income                       187                 179
                                                          -----------         -----------

         Total stockholders' equity                            29,248              31,797
                                                          -----------         -----------

                                                          $    38,758         $    51,160
                                                          ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
          (in thousands, except share and per share data) (Unaudited)


                                                         Three Months Ended                       Nine Months Ended
                                                       ----------------------                 ------------------------
                                                    Sept. 30,            Oct. 1,            Sept. 30,            Oct. 1,
                                                      2001                2000                2001                2000
                                                      ----                ----                ----                ----
Net sales                                         $     9,099         $    26,908         $    39,717         $    72,717
Cost of goods sold                                      6,041              16,166              24,740              42,806
Inventory write-down                                        0                   0               2,000                   0
                                                  -----------         -----------         -----------         -----------

         Gross profit                                   3,058              10,742              12,977              29,911

Operating expenses:
     Selling, general and administrative                3,329               6,733              12,675              19,207
     Research, development and engineering              1,116               1,629               4,000               4,318
                                                  -----------         -----------         -----------         -----------

          (Loss) Income from operations                (1,387)              2,380              (3,698)              6,386
                                                  -----------         -----------         -----------         -----------

     Interest income                                      100                  93                 271                 298
     Interest expense                                     (95)               (103)               (315)               (314)
     Other income (expense), net                            0                   4                  (6)                 15
                                                  -----------         -----------         -----------         -----------

         (Loss) Income before tax                      (1,382)              2,374              (3,748)              6,385
         Income tax (benefit) provision                  (513)                823              (1,388)              2,227
                                                  -----------         -----------         -----------         -----------

         Net (loss) income                        $      (869)        $     1,551         $    (2,360)        $     4,158
                                                  ===========         ===========         ===========         ===========

     (Loss) Earnings Per Share:
         Basic                                    $     (0.13)        $      0.23         $     (0.34)        $      0.61
         Diluted                                  $     (0.13)        $      0.21         $     (0.34)        $      0.57
                                                  ===========         ===========         ===========         ===========
     Weighted Average Number of
      Shares Outstanding:
         Basic                                      6,971,848           6,886,833           6,957,101           6,861,694
         Effect of  Dilutive Options                        0             484,373                   0             447,368
                                                  -----------         -----------         -----------         -----------
         Diluted Shares                             6,971,848           7,371,206           6,957,101           7,309,062
                                                  ===========         ===========         ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                                           Accumulated
                                           Additional                                         Other            Total
                              Common        Paid - In     Accumulated        Treasury     Comprehensive     Stockholders'
                               Stock          Capital        Earnings           Stock         Income           Equity
                               -----          -------        --------           -----         ------           ------
Balance as of
Dec. 31, 2000               $     79        $ 21,223        $ 13,854         $ (3,538)        $    179         $ 31,797

Net (loss)                        --              --          (2,360)              --               --           (2,360)

Sale of common
stock and exercise
of stock options                   1             110              --               --               --              111

Purchase of Treasury
stock                                                                            (308)                             (308)

Translation
Adjustment                        --              --              --               --                8                8

                            --------        --------        --------         --------         --------         --------

Balance as of
Sept. 30, 2001              $     80        $ 21,333        $ 11,494         $ (3,846)        $    187         $ 29,248
                            ========        ========        ========         ========         ========         ========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                 (in thousands)
                                   (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                  ---------------------          ----------------------
                                                  Sept. 30,       Oct. 1,        Sept. 30,       Oct. 1,
                                                    2001           2000            2001           2000
                                                    ----           ----            ----           ----
Net (Loss) Income                                 $  (869)        $ 1,551        $(2,360)        $ 4,158

Other comprehensive income
   Foreign currency translation adjustment             16               4              8            (126)
                                                  -------         -------        -------         -------

Comprehensive Income                              $  (853)        $ 1,555        $(2,352)        $ 4,032
                                                  =======         =======        =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                        September 30,     October 1,
                                                                            2001             2000
                                                                            ----             ----
Cash flows from operating activities:
         Net (loss) income                                                $ (2,360)        $  4,158
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                     1,091              882
             Deferred income taxes                                                             (140)
           Net changes in operating assets and liabilities-
              Accounts receivable                                           15,178           (6,486)
              Inventories                                                    4,285           (4,417)
              Other current assets                                          (1,234)            (524)
              Accounts payable                                              (4,907)           4,211
              Other current liabilities                                     (4,729)           2,042
              Other assets                                                      (3)              24
                                                                          --------         --------

         Net cash provided by (used in)  operating activities                7,321             (250)
                                                                          --------         --------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (350)          (1,463)
                                                                          --------         --------

         Net cash used in investing activities                                (350)          (1,463)
                                                                          --------         --------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (217)            (197)
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                      111              353
         Purchase of treasury stock                                           (308)              --
                                                                          --------         --------

         Net cash provided by (used in) financing activities                  (414)             156
                                                                          --------         --------
Effect of exchange rates on cash                                                 8             (126)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                         6,565           (1,683)
Cash and cash equivalents, at beginning of the period                        8,886           12,431
                                                                          --------         --------

Cash and cash equivalents, at end of the period                           $ 15,451         $ 10,748
                                                                          ========         ========

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                         $    315         $    314
         Income taxes                                                          540            1,739


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2001, the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and October 1, 2000, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2001 and October 1, 2000 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and October 1, 2000, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2000, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K filed with the Securities and Exchange Commission.


(2)  Inventories

     Inventories at September 30, 2001 and December 31, 2000 consisted of:

                                                     (in thousands)
                                                     --------------
                                               September 30,  December 31,
                                                   2001           2000
                                                   ----           ----
Raw materials and manufactured components        $ 5,238        $ 6,004
Work-in-process                                    2,895          5,552
Finished goods                                     1,201          2,063
                                                 -------        -------
                                                 $ 9,334        $13,619
                                                 =======        =======


(3)  Debt

     Debt at September 30, 2001 and December 31,2000 consisted of:

                                                                                  (in thousands)                    _
                                                                                  --------------                    -
                                                                            September 30,  December 31,
                                                                                2001          2000
                                                                                ----          ----
Mortgage note payable                                                          $4,651        $4,847
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $22,000 and $28,000 in 2001 and 2000, respectively            86           107
                                                                               ------        ------
                                                                                4,737         4,954
Less-current maturities                                                           275           286
                                                                               ------        ------
                                                                               $4,462        $4,668
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding which were not included in the determination of diluted EPS because they were antidilutive, were 449,000 as of September 30, 2001 and 2,271 as of December 31, 2000.

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

(6)  Percentage Completion Revenue

     Contracts which are not completed within the normal operating cycle of the business are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the nine months ended September 30, 2001, revenue of $2,135,000 was recognized using the percentage of completion method, for systems not yet shipped. For the nine months ended October 1, 2000, there was no revenue recognized using the percentage of completion method.

(7)  New Pronouncements

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 on January 1,2001. The adoption of SFAS No. 133 has not materially affected the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The Company will adopt the requirements of SFAS No. 141 and No. 142 effective December 30,2001. SFAS No. 141 requires that all acquisitions must be accounted for under the purchase method of accounting. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. The Company is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on it's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 66.2% from $26.9 million in the third quarter of 2000 to $9.1 million in the third quarter of 2001. For the first nine months net sales decreased 45.4% from $72.7 million in 2000 to $39.7 million in 2001. The decrease in both the third quarter and first nine months of 2001 was primarily a result of decreases in product shipments of the Company's solder reflow systems, due to the sharp decline in orders from our key electronics board assembly customers.

     The following is a description of the year to year change in percentage of total net sales to four geographic regions. When comparing the third quarter of 2001 to the third quarter of 2000 the percentage of total net sales attributable to our customers in the United States increased by 1.9%, the percentage of total net sales attributable to our customers in Europe increased by 30.7%, the percentage of total net sales attributable to our Asia Pacific customers decreased by 26.3%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 6.3%. Comparing the first nine months of 2001 to the first nine months of 2000 the percentage of total net sales attributable to our customers in the United States increased by 12.2%, the percentage of total net sales attributable to our customers in Europe decreased by 5.9%, the percentage of total net sales attributable to our Asia Pacific customers decreased by 4.9%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 1.4%. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit decreased 71.5% from $10.7 million in the third quarter of 2000 to $3.1 million in the third quarter of 2001, and as a percentage of net sales, decreased from 39.9% to 33.6%. For the first nine months of 2001 gross profit decreased 56.6% from $29.9 million in 2000 to $13.0 million in 2001 and as a percentage of net sales, decreased from 41.1% to 32.7%. The year to date decrease in gross profit and gross profit percentage is a result of the decrease in net sales, under-absorption of overhead and a $2.0 million write-down in inventory.

     Selling, General and Administrative. Selling, general and administrative decreased 50.6% from $6.7 million in the third quarter of 2000 to $3.3 million in the third quarter of 2001. As a percentage of net sales, selling, general and administrative increased from 25.0% in third quarter 2000 to 36.6% in the third quarter of 2001. For the first nine months of 2001, selling, general and administrative decreased 34.0% from $19.2 million in 2000 to $12.7 million in 2001, and increased as a percentage of net sales, from 26.4% in the first nine months of 2000 to 31.9% for the same period in 2001. The decreases in costs in both the third quarter and first nine months of 2001 was primarily the result of lower commissions paid on the lower sales volume, expense reductions and a reduction in personnel due to the decrease in net sales.

     Research, Development and Engineering. Research, development and engineering decreased 31.5% from $1.6 million in the third quarter of 2000 to $1.1 million in the third quarter of 2001. As a percentage of net sales, it increased from 6.1% to 12.3% for the same periods. For the first nine months of 2001 research, development and engineering decreased 7.4% from $4.3 million in 2000 to $4.0 million in 2001, and as a percentage of net sales increased from 5.9% in 2000 to 10.1% in 2001. In both the third quarter and first nine months of 2001, the Company continued to support new product development.

     Operating Income. The operating loss for the third quarter of 2001 was $1.4 million, compared to income of $2.4 million for the same period in 2000. For the first nine month period, the operating loss was $3.7 million in 2001 versus income of $6.4 million in 2000. The decline in operating income is a direct result of the reduced sales, the under-absorption of overhead and the inventory write-down.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

    Income Taxes. The income tax benefit for the third quarter of 2001 was $513,000 or 37%, versus a tax provision of $823,000 or 35% for the same period in 2000. For the first nine months of 2001, the income tax benefit was $1,388,000 or 37% compared to a tax provision of $2,227,000 or 35% for the same period in 2000. The tax benefit and provision rates result from the weighted profit and loss blend of federal, state and foreign tax rates for the various corporate entities of the Company. The Company's statutory federal income tax rate is 34%.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had $15.5 million in cash and cash equivalents compared to $8.9 million at the beginning of the fiscal year.

     We have an unsecured revolving line of credit that allows for aggregate borrowings, including letters of credit, of up to $14.0 million. We may elect to borrow at either the bank's base rate or the Eurodollar rate in effect from time to time. This loan agreement was extended in 1999 until April 30, 2004 and is subject to certain financial covenants. No amounts were outstanding under this agreement as of September 30, 2001 or at any time in 1999 and 2000.

     Due to the loss incurred in the third quarter of 2001, the Company was not in compliance with the debt coverage provisions in its line of credit agreement. However, the Bank and the Company have mutually agreed on revised covenant terms with which the Company is in compliance. All other terms of the line of credit agreement remain substantially the same.

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


RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The Company will adopt the requirements of SFAS No. 141 and No. 142 effective December 30,2001. SFAS No. 141 requires that all acquisitions must be accounted for under the purchase method of accounting. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. The Company is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on it's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)




FORWARD LOOKING STATEMENTS

     This report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. Such statements are made pursuant to the "safe harbor" provisions established by recent securities legislation, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         BTU INTERNATIONAL, INC.


         DATE: November 14, 2001      BY: /s/ Paul J. van der Wansem
                                          --------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director


         DATE: November 14, 2001      BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits

                    Exhibit 11.0 - Calculation of net income per common and
              common equivalent share.

              (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the period covered by this report