Form 10-K
period 2001-12-31
BTU INTERNATIONAL INC
filed 2002-04-01
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

    The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $28,028,347 on March 28, 2002.

    Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 28, 2002:
6,848,487 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part II - Portions of the Annual Report to Stockholders, for the year ended December 31, 2001; and
Part III - Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          2001 FORM 10-K ANNUAL REPORT

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

    Our products are sold worldwide through our direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 2001 were such industry leaders as IBM, Intel Corporation, Raytheon, Celestica Incorporated Lucent Technologies Inc., Motorola, Inc. and Samsung Corporation.

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

    The growth in the electronics industry is driving manufacturers to demand more versatile, more reliable and more advanced capital equipment. Other factors that drive the demand for advanced thermal processing systems include:

    -    Rapid growth in  EMS providers;

    -    Shift to higher value added and more complex boards at EMS providers;

    - High growth in manufacturing capacity for consumer and Internet infrastructure products;

    -    Technological advances in semiconductor packaging and PCB assembly;

    -    Globalization of major electronics manufacturers;

    - Emphasis on environmental protection through the use of lead-free solders;

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

PRODUCTS

    We supply a broad range of advanced thermal processing systems, the majority of which are used by OEMs and EMS providers in the electronics manufacturing industry. The major applications for our products is currently in the PCB assembly industry for solder reflow, and in advanced thermal processing systems used in the bonding process necessary for the manufacture of advanced semiconductor packages and PCB assemblies. In addition, our products are used for such custom applications as the sintering of ceramics, the brazing of metals and the deposition of thin film coatings.

ELECTRONICS MANUFACTURING

    PCB Reflow and Cure. We currently sell two families of advanced thermal processing systems used in the solder reflow and cure stages of PCB assembly as well as a new generation of systems under development.

    The new PYRAMAX family of advanced convection reflow systems is designed on a single platform to be rapidly configurable, which reduces the product build cycle, allowing us to meet customer demands for shorter delivery lead times. Pyramax products offer our customers reduced capital cost, lower nitrogen consumption and reduced scheduled maintenance cycles.

    Pyramax provides increased process flexibility due to its ability to process PCBs up to 24 inches wide. Rated up to 350(degrees)C, these products are capable of operating in air or nitrogen atmospheres and have increased convection flow for greater performance. Pyramax utilizes impingement technology to transfer heat to the substrate. These systems are offered in various heated lengths and are capable of processing lead-free solder. They range in price from $70,000 to $150,000.

    The solder reflow process requires the thermal processing system to manage flux residues outgassed during the processing of the PCBs. Pyramax advanced thermal processing systems are equipped with a patented flux management system that isolates the flux outside the main process chamber, thereby helping to maintain the integrity of the atmosphere and facilitate easy disposal. Pyramax also features a closed loop convection control system to provide repeatable processes and controllable convection flows used in direct chip attach processes.

    The VIP family of fan based reflow and curing systems is rated up to 300(degrees)C and is available in either air or air/nitrogen configurations. VIP also utilizes an impingement convection technology. The VIP uses 2.5 kilowatt heaters and is available in various heated lengths. The VIP series can be upgraded to process lead-free materials and ranges in price from $40,000 to $100,000.

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

        We also provide advanced solutions for wafer bump reflow by integrating automated handling systems with thermal equipment for processing both 200mm and 300mm wafers. 300mm systems are fully compliant with I300i protocol and with SEMI S2 and S8 standards. These integrated systems range in price from $600,000 to $1.5 million.

        FLIP CHIP REFLOW IN PACKAGE. Flip Chip Reflow physically and electronically attaches the die to its package. The PARAGON family of advanced convection reflow systems, using specialized fan drives, is rated up to 400(degrees)C and operates in air or nitrogen atmospheres. Paragon utilizes impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, Paragon can process substrates in dual track configurations, thereby enabling our customers to double production without increasing the machine's footprint. The Paragon family is available in three models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. Paragon products range in price from $70,000 to $160,000.

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

       Our VMCA series of continuous belt advanced thermal processing systems, rated up to 1100(degrees)C in air or nitrogen atmospheres, is used for firing copper thick film. The VMCA utilizes an advanced gas scrubbing system to control the binder remover phase in the termination firing process. The VMCA is available in various belt widths and heated lengths and ranges in price from $100,000 to $150,000.

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

    CERAMIC SINTERING. The WBE WALKING BEAM thermal processing system is rated up to 1800(degrees)C and operates in a hydrogen reducing atmosphere. This series is primarily used for sintering of multilayer ceramics and nuclear fuel pellets that are used in the production of nuclear power. The WBE Walking Beam is designed for high volume production applications with very heavy loads. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. This system ranges in price from $500,000 to $2.0 million.

    We also offer a PUSHER thermal processing system, which is rated up to 1800(degrees)C in a hydrogen reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.2 million.

CUSTOMERS

    Many of our principal customers are large-volume global OEMs and EMS providers that produce ICs and assemble PCBs for use in the manufacture of electronic devices. Many of our customers use our products in multiple facilities worldwide. Our EMS customers include industry leaders such as Celestica, Solectron, SCI-Sanmina and Foxconn. Our OEM customers include leaders in their respective industries such as Intel, IBM, Nokia and Samsung.

    Our largest revenue generating customers have historically accounted for a significant percentage of our net sales. Aggregate net sales to our ten largest customers accounted for approximately 35% of our net sales in 2001 and 51% of our net sales in 2000. In 2001 sales to IBM, our largest customer for that year represented approximately 15% of net sales. In 2000, sales to Solectron, our largest customer for that year, represented nearly 23% of our total net sales.

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

    We market our systems and services globally. Approximately 59% of our net sales originate outside the United States, with Asia Pacific and Europe representing 28% and 25% of net sales, respectively, and 6% to Other Americas.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering decreased from $6.2 million in 2000 to $5.0 million in 2001. A large percentage of our research, development and engineering expense in 2001 was spent on the development of a new solder reflow platform and in support of custom design solutions.

     Close working relationships between our key customers and our product engineering teams enable us to incorporate our customers' feedback and needs into our product development efforts.

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

    We continue to invest in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems thereby reducing cycle time and increasing our inventory turnover. We adhere closely to the principles of total quality management and have been ISO 9001 certified since March 1998. Our customers, suppliers and employees are encouraged to provide feedback and make suggestions for product improvements.

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

BACKLOG

    Backlog as of December 31, 2001 was $8.0 million, compared to $13.7 million as of December 31, 2000. As of December 31, 2001, we expected to ship our year-end backlog within 6 to 40 weeks. Most of our backlog for solder reflow systems are expected to be shipped within 3 to 8 weeks. The backlog of our custom systems are expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has signed a purchase order and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

EMPLOYEES

    As of March 1, 2002, we had 221 employees, of whom 77 are engaged in sales, marketing and service, 23 in research, development and engineering, 22 in finance and administration and 99 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

    Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2002.

ITEM 2.  PROPERTIES

FACILITIES

    We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot manufacturing facility. We currently operate our manufacturing facility on a full time first shift and a partial second shift basis. In England, we lease a facility for our European sale and service operations. We also rent office space in Paris, France. In Asia, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines. We believe that our plant and capital equipment provide sufficient manufacturing capacity into 2003.

ITEM 3.  LEGAL PROCEEDINGS

    There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                AGE                POSITIONS
         ----                ---                ---------

Paul J. van der Wansem       62   Chairman of the Board of Directors, President
                                  and Chief Executive Officer

Thomas P. Kealy              59   Vice President, Corporate Controller and
                                  Chief Accounting Officer

James M. Griffin             44   Vice President of Sales-Americas

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

                                                                 HIGH    LOW
                                                                 ----    ----
Fiscal Year Ended December 31, 2000:
  First Quarter...............................................   17.75   5.25
  Second Quarter..............................................   12.13   8.13
  Third Quarter...............................................   15.50   9.88
  Fourth Quarter..............................................   13.63   6.88
Fiscal Year Ended December 31, 2001:
  First Quarter...............................................    9.70   5.13
  Second Quarter..............................................    7.25   4.56
  Third Quarter...............................................    6.20   3.02
  Fourth Quarter..............................................    4.45   3.01

    As of March 28, 2002 there were approximately 508 stockholders of

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated statement of operations data for each of the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2000 and December 31, 2001 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 1997 and December 31, 1998 and the selected consolidated balance sheet data as of December 31, 1997, December 31, 1998 and December 31, 1999 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                  1997          1998         1999          2000         2001
                                                                --------      --------     --------      --------     --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................    $ 52,118      $ 57,208     $ 71,260      $ 99,494     $ 47,057
Cost of goods sold..........................................      30,431        33,946       42,449        59,112       31,625
                                                                --------      --------     --------      --------     --------
  Gross profit..............................................      21,687        23,262       28,811        40,382       15,432
Selling, general and administrative.........................      15,349        16,800       20,284        25,310       16,328
Research, development and engineering.......................       3,808         4,575        4,786         6,231        5,001
Restructuring charge(1).....................................         530            --           --            --           --
                                                                --------      --------     --------      --------     --------
  Operating income (loss)...................................       2,000         1,887        3,741         8,841       (5,897)
Interest income (expense), net..............................         (10)          (46)           8           (54)         (53)
Other income (expense)......................................        (341)           73           24          (440)           2
                                                              -----------   ----------   ----------    -----------  ----------
Income (loss) before provision for income taxes.............       1,649         1,914        3,773         8,347       (5,948)

  Net income (loss).........................................    $  1,250      $  1,533     $  2,838      $  5,422     $ (3,747)
                                                                ========      ========     ========      ========     =========

Earnings per share, diluted.................................    $   0.17      $   0.22     $   0.41      $   0.74     $   (.54)
                                                                ========      ========     ========      ========     =========

Weighted average shares outstanding, diluted................       7,336         7,118        6,968         7,278        6,928



                                                                                        DECEMBER 31,
                                                                ----------------------------------------------------
                                                                 1997       1998        1999       2000       2001
                                                                -------   --------    --------   --------   --------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................    $11,873   $ 10,594    $ 12,431   $  8,886   $ 15,716
Working capital.............................................     26,098     24,961      26,693     30,709     26,571
Total liabilities...........................................     16,821     15,478      17,346     19,363     10,185
Total assets................................................     40,379     38,615      43,149     51,160     37,836
Stockholders' equity........................................     23,558     23,137      25,803     31,797     27,651

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

    We derive our net sales from customers around the world. Our customers include large multinational OEMs and EMS providers requiring advanced thermal processing equipment solutions. In 2001, net sales to our five largest customers accounted for 26.1% of our total net sales. Our net sales in 2001 were dispersed worldwide, with approximately 41.0% to customers in the United States, 28.0% to Asia Pacific customers, 25.0% to European customers and 6.0% to Other Americas. Over the past three years, the percentage of our net sales to international customers was 68.0% in 1999, 66.0% in 2000 and 59.0% in 2001. These percentages reflect an emphasis on offshore manufacturing by our U.S.-based multinational customers and the successful penetration of new non-U.S. based customers.

    CRITICAL ACCOUNTING POLICIES

    The following is a discussion of those accounting policies that the Company deems to be "critical" - that is, they are important to the portrayal of the Company's financial condition and results, and they reflect management's reliance on estimates regarding matters that are inherently uncertain.

     REVENUE RECOGNITION ON LONG-TERM AGREEMENTS - The Company regularly enters into sales transactions projects that take longer than the normal business cycle to complete. The Company accounts for these projects on a percentage completion basis. Using this method, revenues are recognized based on the ratio of costs incurred to the project's total estimated costs. To the extent that the Company's estimates regarding costs or time required for completion prove to be materially inaccurate, the Company's revenues for a period may likewise be materially different. The Company routinely reviews estimates relating to these projects, and regularly revises the estimates when necessary to reflect a change in outlook. Revisions to cost estimates result in a charge to revenues for the period in which the facts leading to the revision become known. Adjustments to revenues based on revisions to estimates under long-term agreements were insignificant for each of the three years ending December 31, 2001.

         For more information on the Company's general revenue recognition policies, please see Note 1 to the financial statements included in this report.

    INVENTORY VALUATION - The Company's inventories consist of material, labor and manufacturing overhead costs. The Company determines the cost of inventory based on the first-in, first-out method (FIFO). The Company regularly reviews the quantity of inventories on hand and compares these quantities to the expected usage of each applicable product or product line. The Company's inventories are regularly adjusted in value to the lower of costs and/or net realizable value. Since the value of the Company's inventories depends in part on the Company's estimates of each product's net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments the Company is required to make to lower the value of the inventories are recorded as a charge to cost of revenue.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.


                                                                           FISCAL YEAR ENDED
                                                                              DECEMBER 31,
                                                                      -----------------------------
                                                                       1999       2000        2001
                                                                      ------     -----       ------
Net sales........................................................     100.0%     100.0%      100.0%
Cost of goods sold...............................................      59.6%      59.4%       67.2%
                                                                      -----      -----       -----
  Gross profit...................................................      40.4%      40.6%       32.8%
Operating expenses:
  Selling, general and administrative............................      28.5%      25.4%       34.7%
  Research, development and engineering..........................       6.7%       6.3%        10.6%
                                                                      -----      -----       ------
  Operating (loss) income........................................       5.2%       8.9%      (12.5)%
Interest income..................................................       0.6%       0.4%        0.8%
Interest expense.................................................      (0.6)%     (0.4)%      (0.9)%
Other income (expense), net......................................       0.0%      (0.4)%       0.0%
                                                                      -----      ------        ---
Income before (loss) provision for income taxes..................       5.3%       8.4%      (12.6)%
Income taxes.....................................................       1.3%       2.9%       (4.7)%
                                                                      -----      -----       ------
Net (loss) Income................................................       4.0%       5.5%       (7.9)%
                                                                      =====      =====       ======

FISCAL YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

    Net Sales. Net sales decreased 52.7% from $99.5 million in 2000 to $47.1 million in 2001. The decrease in 2001 net sales reflects the lower demand for our products, primarily by our large multinational EMS providers. This decrease in net sales also reflects the slow down in the electronics manufacturing market.

    The growth in the percentage of net sales to United States customers reflects the increase in the percentage of sales made to our OEM providers. The decrease in net sales to European and Asia Pacific customers reflects the decline in net sales to our EMS providers. The percentage of net sales attributable to our customers in the United States increased in 2001 by 7.2%, net sales attributable to our customers in Europe decreased by 2.6%, net sales attributable to our Asia Pacific customers decreased by 3.7% and net sales attributable to our customers in the other Americas decreased by 0.9% as compared to 2000. The effect of price changes for specific products has not materially impacted the change in net sales for the periods presented.

    Gross Profit. Gross profit decreased 61.8% from $40.4 million in 2000 to $15.4 million in 2001 and, as a percentage of net sales, decreased from 40.6% in 2000 to 32.8% in 2001. The decrease in gross profit and gross profit percentage for 2001 was due to the decrease in net sales in 2001 and the under absorption of overhead.

    Selling, General and Administrative. Selling, general and administrative costs decreased 35.5% from $25.3 million in 2000 to $16.3 million in 2001, and as a percentage of net sales, increased from 25.4% to 34.7%. Lower costs were incurred for every area of selling, general and administrative including sales, service and commissions and administrative costs.

    Research, Development and Engineering. Research, development and engineering costs decreased 19.7% from $6.2 million in 2000 to $5.0 million in 2001, and as a percentage of net sales, increased from 6.3% in 2000 to 10.6% in 2001. A large percentage of our research, development and engineering expense in 2001 was spent on the development of a new solder reflow platform and in support of custom design solutions.

    Operating Income. Operating income decreased 166.7% from an operating income of $8.8 million in 2000 to an operating loss of $(5.9) million in 2001, and as a percentage of net sales, operating income decreased from an 8.9% profit in 2000 to a (12.5)% operating loss in 2001. In 2001, the decrease in operating income was the result of a 52.7% decrease in net sales compared to 2000.

    Other income (expense), net. During 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as market conditions were unfavorable to proceed. In 2000 the Company incurred approximately $450,000 in costs associated with this proposed sale of stock.

    Income Taxes. Income taxes decreased from a $2.9 million provision in 2000 to a $2.2 million benefit in 2001. Our effective tax provision and benefit rates were 35.0% in 2000 and 37.0% in 2001.


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

    Other income (expense), net. During the first half of 2000, the Company initiated a plan to sell an additional 2.5 million shares of common stock in a secondary offering. The Board of Directors voted to withdraw the stock offering as current market conditions were unfavorable to proceed. The Company incurred approximately $450,000 in costs associated with this proposed sale of stock, which were subsequently expensed during the quarter ending December 31, 2000.

    Income Taxes. Income taxes increased from $935,000 in 1999 to $2,925,000 in 2000. Our effective tax rates were 24.8% in 1999 and 35.0% in 2000. . During 1999 we recorded the benefit of net operating loss carryforwards available to our UK subsidiary, which was profitable in 1999, resulting in the lower effective tax rates. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had $15.7 million in cash and cash equivalents, an increase of $6.8 million compared to December 31, 2000. The increase was primarily a result of collections on accounts receivable.

    The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan facility is available to the Company until April 30, 2004, subject to compliance with certain financial covenants. As of December 31, 2001, no amounts were outstanding under this unsecured revolving line of credit. At December 31, 2001, the Company was not in compliance with certain financial covenants of this agreement. The bank and the Company have agreed on revised financial covenants requiring an amendment to the loan facility, which is in process.

    We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at December 31, 2001 of approximately $4.6 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

    We expect that our current cash position and ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements into 2003.

MARKET RISK DISCLOSURE

    Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.

    As of December 31, 2001, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debts.

OTHER MATTERS

    The impact of inflation and the effect of foreign exchange rate changes during 2001 have not had a material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30,2001.The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The Company does not expect the adoption of this statement to have a material impact on its results of operations because the Company currently does not have any goodwill.

    In June 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

    In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by item 8 of Form 10-K is presented here in the following order:

Unaudited Quarterly Financial Information...................................
Consolidated Balance Sheet as of December 31, 2001 and 2000.................
Consolidated Statement of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................................
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999..........................................
Consolidated Statement of Comprehensive Income for the years ended
  December 31, 2001, 2000 and 1999..........................................
Consolidated Statement of Cash Flows for the years ended December 31,
  2001, 2000 and 1999.......................................................
Notes to Consolidated Financial Statements..................................
Report of Independent Public Accounts.......................................

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2001 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               QUARTER ENDED
                                         -----------------------------------------------------------------------------------------
                                         APRIL  2,   JULY 2,    OCT 1,     DEC. 31,    APRIL  1,    JULY 1,   SEPT.30,    DEC. 31,
                                           2000       2000       2000        2000        2001        2001       2001       2001
                                         --------- ---------  ---------   ---------   ----------  ---------   ---------   --------

Net sales............................... $ 21,853  $  23,956  $  26,908   $  26,777   $  16,581   $  14,037   $   9,099   $ 7,340
Cost of goods sold......................   12,676     13,964     16,166      16,306       9,869      10,831       6,041     4,885
                                         --------  ---------  ---------   ---------   ---------   ---------   ---------   -------
Gross profit............................    9,177      9,992     10,742      10,471       6,712       3,206       3,058     2,455
Selling, general and administrative.....    6,070      6,404      6,733       6,103       5,091       4,254       3,329     3,653
Research, development and engineering...    1,330      1,359      1,629       1,913       1,501       1,383       1,116     1,001
                                         --------  ---------  ---------   ---------   ---------   ---------   ---------   -------
Income (loss) from operations...........    1,777      2,229      2,380       2,455         120      (2,431)     (1,387)   (2,199)
Interest income (expense), net..........       13        (19)       (10)        (38)         (2)        (47)          5        (9)
Other income (expense), net.............        4          7          4        (455)          5         (11)          0         8
                                         --------  ---------  ---------   ----------  ---------   ----------  ---------   -------
Income (loss) before taxes..............    1,794      2,217      2,374       1,962         123      (2,489)     (1,382)   (2,200)
Income tax (benefit) provision..........      638        766        823         698          46        (921)       (513)     (813)
                                         --------  ---------  ---------   ---------   ---------   ----------  ----------  -------
  Net income (loss)..................... $  1,156  $   1,451  $   1,551   $   1,264   $      77   $   (1,568) $    (869)  $(1,387)
                                         ========  =========  =========   =========   =========   =========== ==========  =======
Earnings per share, diluted............. $   0.16  $    0.20  $    0.21   $    0.17   $    0.01   $  (0.23)   $  (0.13)   $  0.20
                                         ========  =========  =========   =========   =========   =========   =========   =======

Weighted average shares, diluted........    7,284      7,323      7,371       7,319       7,251       6,967       6,972     6,842


                                                                              QUARTER ENDED
                                         ----------------------------------------------------------------------------------------
                                          APRIL 2,    JULY 2,    OCT. 1,   DEC. 31,    APRIL 1,    JULY 1,    SEPT.30,   DEC. 31,
                                           2000       2000       2000       2000        2001        2001        2001       2001
                                         ---------   --------   --------   --------   ---------   --------   ---------   --------
PERCENTAGE OF NET SALES:
Net sales...............................   100.0%     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%      100.0%
Cost of goods sold......................    58.0       58.3       60.1       60.9       59.5        77.2       66.4        66.6
                                           -----      -----      -----      -----      -----       -----      -----       -----
Gross profit ...........................    42.0       41.7       39.9       39.1       40.5        22.8       33.6        33.4
Selling, general and administrative.....    27.8       26.7       25.0       22.8       30.7        30.3       36.6        49.8
Research, development and engineering...     6.1        5.7        6.1        7.1        9.1         9.8       12.2        13.6
                                           -----      -----      -----      -----      -----       -----      -----       -----
Income (loss) from operations...........     8.1        9.3        8.8        9.2        0.7       (17.3)     (15.2)      (30.0)
Interest income (expense), net..........     0.1       (0.1)       0.0       (0.1)       0.0        (0.3)       0.0        (0.1)
Other income (expense), net.............     0.0        0.0        0.0        1.7        0.0        (0.1)       0.0         0.1
                                           -----      -----      -----      -----      -----       -----      -----       -----
Income (loss) before taxes..............     8.2        9.3        8.8        7.3        0.7       (17.7)     (15.2)      (30.0)
Income tax (benefit) provision..........     2.9        3.2        3.1        2.6        0.3        (6.5)      (5.6)      (11.1)
                                           -----      -----      -----      -----      -----       -----      -----       -----
  Net income (loss).....................     5.3%       6.1%       5.8%       4.7%       0.4%      (11.2)%     (9.6)%     (18.9)%
                                           =====      =====      =====      =====      =====       =====      =====       =====

    During the eight quarters in 2000 and 2001, net sales decreased from a high of $26.9 million to a low of $7.3 million. The overall decline in net sales for 2001 is the result of a continual decline in the electronics manufacturing marketplace.

    Gross profits as a percentage of net sales during the last eight quarters began at 42.0% and ended at 33.4%. The decline in gross profit and gross profit as a percent of net sales during 2001 was due to the decrease in net sales and the under absorption of overhead.

    Selling, general and administrative costs during the last eight quarters of 2000 and 2001 decreased from a high of $6.7 million to a low of $3.3 million. Lower costs were incurred in every area of selling, general and administrative for 2001 including sales, service and commission costs.

    Research, development and engineering costs decreased in real terms but increased as a percentage of net sales from 2000 to 2001 due to the decrease in net sales for 2001.

    Income from operations decreased during the eight quarters in 2000 and 2001 from a high income of $2.5 million to a loss of $(2.4) million. The loss from operations for the year 2001 was the result of the decrease in net sales over 2000.

    Other income (expense), net includes approximately $450,000 in the fourth quarter of 2000 in costs associated with the proposed sale of stock which was withdrawn due to unfavorable market conditions.

                             BTU INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             AS OF DECEMBER 31,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents(Notes 1 and 11).............................   $ 15,716      $  8,886
  Trade accounts receivable, less reserves of $230 and $206 at
   December 31, 2001 and 2000, respectively(Note 1).....................      5,626        21,716
  Inventories(Note 1)...................................................      9,051        13,619
  Deferred income taxes(Notes 1 and 6)..................................      1,459             0
  Other current assets..................................................        557           512
                                                                           --------      --------
          Total current assets..........................................     32,409        44,733
                                                                           --------      --------
Property, Plant and Equipment, at cost (Notes 1 and 3)
  Land..................................................................        210           210
  Buildings and improvements............................................      7,805         7,730
  Machinery and equipment...............................................      7,626         7,857
  Furniture and fixtures................................................        853           860
                                                                           --------      --------
                                                                             16,494        16,657
     Less-accumulated depreciation......................................    (11,376)      (10,529)
                                                                           ---------     ---------
     Net property, plant and equipment..................................      5,118         6,128
                                                                           --------      --------
Other assets, net of accumulated amortization of $455 in
  2001 and $448 in 2000.................................................        309           299
                                                                           --------      --------
          Total Assets..................................................   $ 37,836      $ 51,160
                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital lease
    obligations(Note 3).................................................   $    297      $    286
  Trade accounts payable(Note 9)........................................      2,846         6,922
  Customer deposits.....................................................        277           313
  Accrued expenses(Note 2)..............................................      2,418         6,503
                                                                           --------      --------
          Total current liabilities.....................................      5,838        14,024
Long-term debt and capital lease obligations less current
  maturities(Notes 3 and 11)............................................      4,347         4,668
Deferred income taxes(Notes 1 and 6)....................................         --           671
                                                                           --------      --------
          Total Liabilities.............................................   $ 10,185      $ 19,363
                                                                           --------      --------
Commitments and contingencies(Note 3)
Stockholders' Equity (Note 8):
  Series preferred stock, $1.00 par value --
     Authorized -- 5,000,000 shares; Issued and outstanding - none......         --            --
  Common Stock, $.01 par value --
     Authorized -- 25,000,000 shares Issued -- 7,975,419, outstanding
     -- 6,833,309 in 2001; and Issued -- 7,906,844, outstanding --
     6,930,934 in 2000..................................................         80            79
  Additional paid-in capital............................................     21,458        21,223
  Retained earnings.....................................................     10,107        13,854
  Less treasury stock at cost 1,142,110 shares at December 31,2001
    and 975,910 shares at December 31,2000..............................     (4,150)       (3,538)
  Accumulated other comprehensive income................................        156           179
                                                                           --------      --------
          Total stockholders' equity....................................     27,651        31,797
                                                                           --------      --------
          Total Liabilities and Stockholders' Equity....................   $ 37,836      $ 51,160
                                                                           ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                2001          2000          1999
                                                               -------       -------       -------
Net sales(Notes 1, 4 and 5).................................   $47,057       $99,494       $71,260
Cost of goods sold..........................................    31,625        59,112        42,449
                                                               -------       -------       -------
Gross profit................................................    15,432        40,382        28,811
                                                               -------       -------       -------
  Selling, general and administrative(Note 9)...............    16,328        25,310        20,284
  Research, development and engineering(Note 1).............     5,001         6,231         4,786
                                                               -------       -------       -------
Operating (loss) income.....................................    (5,897)        8,841         3,741
  Interest income...........................................       360           377           440
  Interest expense(Note 3)..................................      (413)         (431)         (432)
  Other income (expense)....................................         2          (440)           24
                                                               -------       -------       -------
(Loss) income before provision for income taxes.............    (5,948)        8,347         3,773
(Benefit) Provision for income taxes(Notes 1and 6)..........    (2,201)        2,925           935
                                                               -------       -------       -------
Net (loss) income...........................................   $(3,747)      $ 5,422       $ 2,838
                                                               =======       =======       =======
Earnings (loss) per share:
  Basic.....................................................   $ (0.54)      $  0.79       $  0.42
                                                               =======       =======       =======
  Diluted...................................................   $ (0.54)      $  0.74       $  0.41
                                                               =======       =======       =======
Weighted average number of shares outstanding:
  Basic shares..............................................     6,928         6,876         6,799
  Effect of Dilutive Options................................        --           402           169
                                                               -------       -------       -------
  Diluted Shares............................................     6,928         7,278         6,968
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

                             BTU INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                ACCUMULATED
                                                    ADDITIONAL                                     OTHER            TOTAL
                                          COMMON     PAID-IN       RETAINED      TREASURY      COMPREHENSIVE    STOCKHOLDERS'
                                          STOCK      CAPITAL       EARNINGS        STOCK          INCOME           EQUITY
                                         --------   ----------     --------      --------      -------------    -------------

BALANCE AT DECEMBER 31, 1998........       $ 77      $20,322       $ 5,594       $(3,166)         $ 310           $23,137
  Net income........................         --           --         2,838            --             --             2,838
  Translation adjustment............         --           --            --                          (22)              (22)
  Sale of common stock and
    exercise of stock options.......          1          187            --            --             --               188
  Tax benefits of options
    exercised.......................                      34                                                           34
 Purchase of treasury stock.........         --           --            --          (372)            --              (372)
                                           ----     --------       -------       -------          -----           -------
BALANCE AT DECEMBER 31, 1999........         78       20,543         8,432        (3,538)           288            25,803
  Net income........................         --           --         5,422            --             --             5,422
  Translation adjustment............         --           --            --            --           (109)             (109)
  Sales of common stock and
    exercise of stock options.......          1          446            --            --             --               447
  Tax benefits of options
    exercised.......................         --          234            --            --             --               234
                                           ----       ------       -------        ------          -----           -------
BALANCE AT DECEMBER 31, 2000........         79       21,223        13,854        (3,538)           179            31,797
  Net loss..........................         --           --        (3,747)           --             --            (3,747)
  Translation adjustment............         --           --            --            --            (23)              (23)
  Sales of common stock and
    exercise of stock options.......          1          189            --            --             --               190
  Purchase of treasury stock........         --           --            --          (612)                            (612)

  Deferred compensation.............         --           46            --            --             --                46
                                           ----     --------       -------       -------          -----           -------
BALANCE AT DECEMBER 31, 2001........       $ 80     $ 21,458       $10,107       $(4,150)         $ 156           $27,651
                                           ====     ========       =======       =======          =====           =======



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                             2001         2000          1999
                                                                                            --------     ------        ------
Net (loss) income.......................................................................    $(3,747)     $5,422        $2,838
Other comprehensive income
  Foreign currency translation adjustment...............................................        (23)       (109)          (22)
                                                                                            -------      ------        ------
Comprehensive (loss) income.............................................................    $(3,770)     $5,313        $2,816
                                                                                            ========     ======        ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                         2001           2000          1999
                                                                        --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income...................................................     $(3,747)      $ 5,422       $ 2,838
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization....................................       1,262         1,233         1,120
  Deferred income taxes............................................        (671)       (1,126)           41
  Deferred compensation............................................          46            --            --
Net changes in operating assets and liabilities:
  Accounts receivable..............................................      16,090        (7,153)       (2,136)
  Inventories......................................................       4,568        (4,002)          467
  Other current assets.............................................      (1,504)          166          (267)
  Accounts payable.................................................      (4,076)          257         1,283
  Customer deposits................................................         (36)          313          (124)
  Accrued expenses.................................................      (4,085)        2,839           841
  Other assets.....................................................         (17)           13            33
  Tax benefit of stock options exercised...........................          --           234            34
                                                                        -------        ------        ------
     Net cash provided by (used in) operating activities...........       7,830        (1,804)        4,130
                                                                        -------       --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net....................        (245)       (1,813)       (1,842)
                                                                        -------       -------       -------
     Net cash used in investing activities.........................        (245)       (1,813)       (1,842)
                                                                        -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt and capital lease
  obligations......................................................        (310)         (266)         (245)
Issuance of common stock...........................................         190           447           188
Purchase of treasury stock.........................................        (612)           --          (372)
                                                                        --------      -------       -------
     Net cash (used in) provided by financing activities...........        (732)          181          (429)
                                                                        -------       -------       -------
EFFECT OF EXCHANGE RATES ON CASH...................................         (23)         (109)          (22)
                                                                        -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       6,830        (3,545)        1,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................       8,886        12,431        10,594
                                                                        -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........................     $15,716       $ 8,886       $12,431
                                                                        =======       =======       =======

Supplemental disclosures of cash flow information are included in Note 10.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES

    The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The primary estimates used in the consolidated financial statements include percent complete revenue and inventory reserves.

CASH AND CASH EQUIVALENTS

    The Company has classified certain liquid financial instruments, with original maturities of less than three months, as cash equivalents. These financial instruments are carried at cost, which approximates fair value.

INVENTORIES

    Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

    Inventories consist of the following (in thousands):

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                        2001        2000
                                                       -------     -------
Raw materials and manufactured components...........   $ 4,903     $ 6,004
Work-in-progress....................................     3,026       5,552
Finished goods......................................     1,122       2,063
                                                       -------     -------
                                                       $ 9,051     $13,619
                                                       =======     =======

      The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of revenue, any amounts required to reduce the carrying value of the inventory to net realizable value.

PROPERTY, PLANT AND EQUIPMENT

    The Company provides for depreciation using the straight-line method over the assets' useful lives. The estimated useful lives for depreciation purposes are as follows:

    Buildings and improvements..........................   8-25 years

    Machinery and equipment.............................    2-8 years

    Furniture and fixtures..............................    5-8 years

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

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of the Company's foreign operations are translated from their functional currency into United States dollars at year end exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity, as the functional currency of the subsidiaries is their local currency, and the reporting currency of the Company is the US dollar. Exchange gains and losses (if any) arising from transactions denominated in foreign currencies are included in income as incurred. Such exchange gains or losses were not material during the periods presented.

PATENTS

    The Company has patents in the United States and certain foreign countries for some of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION

     Prior to 2000, the Company generally recognized revenues upon shipment of its products. During the fourth quarter of 2000, effective as of January 2, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions can not be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued. The adoption of SAB No. 101 had no impact on the Company's previously recorded revenue.

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

    The Company also has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the year ended December 31, 2001, $3.4 million of revenue was recognized using the percentage of completion method for systems not yet shipped. For the years ended December 31, 2000 and 1999 there was no revenue recognized using the percentage of completion method for systems not yet shipped. Revenue recognized on the percentage of completion method included in net sales, as a percent of net sales, during each year was 14.1% for 2001, 1.0% for 2000 and 2.3% for 1999.

    Amounts billed to customers for shipping and handling costs have been reclassified as revenues with the associated costs reported as selling costs. Previously, amounts billed to customers for shipping and handling had generally been reported as an offset to the related cost. This is in compliance with Emerging Issues Task Force (EITF) issued 00-10 "Accounting for Shipping and Handling Fees and Cost".

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

    Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding that were not included in the determination of diluted EPS, because they were antidilutive, were 1,050,812 in 2001, 2,271 in 2000 and 289,778 in 1999.

RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30,2001.The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The Company does not expect the adoption of this statement to have a material impact on its results of operations because the Company currently does not have any goodwill.

    In June 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

    In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its results of operations.


RECLASSIFICATION

    Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2) ACCRUED EXPENSES

    Accrued expenses at December 31, 2001and 2000 consisted of the following (in thousands):

                                                             2001   2000

Accrued commissions....................................... $ 1,065  $2,449
Accrued warranty..........................................     853     972
Accrued income taxes......................................     110   1,186
Accrued bonus.............................................      15     562
Other.....................................................     375   1,334
                                                           -------  ------
                                                           $ 2,418  $6,503
                                                           =======  ======

(3) DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

    Debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                 2001     2000
                                                               -------  -------
Mortgage note payable......................................... $ 4,560  $4,847
Capital lease obligations, interest rates ranging
  from 10.2% to 10.3%, net of interest of $21 and $28 in 2001
  and 2000, respectively......................................      84     107
                                                               -------  ------
                                                                 4,644   4,954
Less current maturities.......................................     297     286
                                                               -------  ------
                                                               $ 4,347  $4,668
                                                               =======  ======

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

    The capital lease obligations relate to various equipment leases used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt and capital lease obligations by year are as follows (in thousands):

                                                 8.125%      CAPITAL
                                                MORTGAGE     LEASES      TOTAL
                                                --------     -------    ------
2002..........................................  $   262       $  35     $  297
2003..........................................      309          20        329
2004..........................................    3,989          19      4,008
2005..........................................        0          10         10
                                                -------       -----     ------
                                                $ 4,560       $  84     $4,644
                                                =======       =====     ======

    At December 31, 2001, the Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings and/or letters of credit of up to $14,000,000. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan facility is available to the Company until April 30, 2004, subject to compliance with certain financial covenants. As of December 31, 2001, no amounts were outstanding under this unsecured revolving line of credit. At December 31, 2001, the Company was not in compliance with certain financial covenants of this agreement. The bank and the Company have agreed on revised financial covenants requiring an amendment to the loan facility, which is in process.

    The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in 2010. Rent expense under this lease was approximately $260,000 in 2001, $310,000 in 2000 and $143,000 in 1999. In 1995,
the Company sublet a portion of this leased space for a period of five years, this sublet ended during 2000, therefore increasing the rent expense to the Company in 2000. The Company has entered into a new lease assignment that the Company will assign approximately $185,000 in rent expense per year starting July 2001 through March 2010. As of December 31, 2001, the future minimum lease commitment for this facility is $1,308,000, payable as follows: $157,000 for the year 2002 through 2009, $52,000 for 2010.

    The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company's results of operations or financial condition.

(4) FOREIGN OPERATIONS

    The following table shows the amounts and percentages of the Company's revenues by geographic region, for the last three years:

                                   2001            2000            1999
                              --------------  --------------  -------------

United States................ $ 19,294   41%  $ 33,828   34%  $ 22,803   32%
Europe.......................   11,764   25     26,863   27     18,528   26
Asia Pacific.................   13,176   28     31,838   32     21,378   30
Other Americas...............    2,823    6      6,965    7      8,551   12

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

    One customer represented 15% of revenue in 2001, 23% of revenue in 2000 and 18% of revenue in 1999.


    (6)  INCOME TAXES

    The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                               2001         2000         1999
                                              --------     ------       ------

Domestic....................................  $(5,912)     $5,636       $2,163
Foreign.....................................     (36)       2,711        1,610
                                              -------      ------       ------
Total.......................................  $(5,948)     $8,347       $3,773
                                              ========     ======       ======

    For the years ended December 31, 2001, 2000 and 1999, the Company's (benefit) provisions for income taxes were as shown below (in thousands):

                                         FEDERAL     STATE   FOREIGN    TOTAL
                                         -------     -----   -------   -------
December 31, 2001
  Current............................... $  (148)    $  38     $ 39    $   (71)
  Deferred..............................  (2,013)     (117)       0     (2,130)
                                         -------     -----     ----    -------
                                         $(2,161)    $ (79)    $ 39    $(2,201)
                                         =======     =====     ====    =======
December 31, 2000
  Current............................... $ 2,699     $ 427     $925    $ 4,051
  Deferred..............................    (829)     (297)       0     (1,126)
                                         -------     -----     ----    -------
                                         $ 1,870     $ 130     $925    $ 2,925
                                         =======     =====     ====    =======
December 31, 1999
  Current............................... $   662     $ 177     $ 55    $   894
  Deferred..............................      85       (44)       0         41
                                         -------     -----     ----    -------
                                         $   747     $ 133     $ 55    $   935
                                         =======     =====     ====    =======

    The differences between the statutory United States federal income tax rate of 34% and the Company's effective tax rate are as follows (in thousands):


                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2001         2000         1999
                                                              -------      -------       ------
Tax (benefit) provision at United States statutory rate....   $(2,009)     $ 2,838       $1,283
State and foreign income taxes, net of federal benefit.....      (234)         351          142
FSC benefit................................................         0         (244)        (143)
Utilization of foreign net operating loss carryforwards ...         0            0         (439)
Non-deductible and other...................................        42          (20)          92
                                                              -------      -------       ------
Total provision............................................   $(2,201)     $ 2,925       $  935
                                                              =======      =======       ======

    Deferred income taxes and prepaid income taxes are comprised of the following at December 31, 2001 and 2000 (in thousands):

                                                          2001      2000
                                                        --------  --------
Revenues recognized for books not tax.................  $   (953) $ (1,907)
Accelerated tax depreciation..........................        39         0
Other.................................................         0      (116)
                                                        --------  --------
          Total deferred liabilities..................  $   (914) $ (2,023)
                                                        ========  ========
Inventory reserves....................................       268       379
Inventory capitalization..............................         0        98
Accruals and other....................................       599       734
Foreign net operating loss carryforward...............         0         0
Accelerated tax depreciation..........................         0        71
Federal tax credit carryforwards......................        81        70
Federal net operating loss carryforward...............     1,425         0
                                                        --------  --------
          Total deferred assets.......................     2,373     1,352
                                                        --------  --------
Net deferred income tax asset (liability).............  $  1,459  $   (671)
                                                        ========  ========

(7) EMPLOYEE BENEFITS

    The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $15,000, $1,052,000, and $688,000 was expensed in 2001, 2000 and 1999, respectively.

    The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company who have met certain length of service requirements. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute up to 17% of their compensation to the plan, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company's expense under the plan was $243,000, $233,000, and $206,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

    Under each plan, the exercise price of the options is not less than fair market value at the date of the grants. The 1989 Plan options expire over seven years and the 1993 Plan options expire over periods not to exceed 10 years. The 1998 Plan options expire over a period not to exceed seven years. In June 2000 the shareholders approved the addition of 750,000 shares available to be awarded under the 1993 Plan. Shares available for future stock option grants, pursuant to these plans, were 547,679 at December 31, 2001, 676,703 at December 31, 2000, and 174,041 at December 31, 1999.

    During 2001, the Company granted 20,000 shares of restricted stock to an employee. This stock vests over a two year term. The Company has recorded a compensation charge of $46,000 in 2001 related to this grant. At December 31, 2001, the unvested portion of this award was $76,000.

    A summary of all stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                       2001                     2000                     1999
                                              -----------------------  -----------------------   ----------------------
                                                            WEIGHTED                 WEIGHTED                 WEIGHTED
                                                NUMBER       AVERAGE     NUMBER       AVERAGE     NUMBER       AVERAGE
                                                  OF        PRICE PER      OF        PRICE PER      OF        PRICE PER
                                                SHARES        SHARE      SHARES        SHARE      SHARES        SHARE
                                              ---------     ---------  ---------     ---------   --------     ---------
Outstanding at beginning of year...........     944,460      $ 5.58     819,007       $ 3.64      632,040      $ 2.92
Granted....................................     330,809        3.23     320,271         9.23      280,112        4.92
Exercised..................................     (22,172)       3.41    (121,885)        3.17      (49,885)       2.36
Forfeited..................................   (202,285)        5.87     (72,933)        3.80      (43,260)       2.93
                                              ---------      ------    ---------      ------     ---------     ------
Outstanding at end of year.................   1,050,812      $ 4.83      944,460      $ 5.58      819,007      $ 3.64
                                              =========      ======      =======      ======     ========      ======
Options exercisable at end of year.........     377,103      $ 4.48      244,940      $ 3.47      166,043      $ 3.05
                                                =======      ======      =======      ======     ========      ======

    At December 31, 2001 the outstanding options have exercise prices ranging from $2.69 to $13.63 and a weighted average remaining contractual life of 3.4 years.

    The following table summarizes information for options outstanding and exercisable at December 31, 2001:


                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ---------------------------------------------     --------------------------
                                     WEIGHTED          WEIGHTED                       WEIGHTED
   RANGE OF                          AVERAGE           AVERAGE                        AVERAGE
    PRICES             NUMBER     REMAINING LIFE    EXERCISE PRICE      NUMBER     EXERCISE PRICE
-------------        ----------   --------------    --------------     -------     --------------
$ 2.69 -  3.00         289,904       2.0 yrs            $ 2.87         217,529         $ 2.88
  3.01 -  4.00         322,559       4.6 yrs              3.12           3,750           3.88
  4.01 -  5.50         191,978       2.9 yrs              5.02          95,028           4.99
  5.51 - 13.63         246,371       4.0 yrs              9.23          60,796           9.45
                     ---------       -------            ------         -------         ------
                     1,050,812       3.4 yrs            $ 4.83         377,103         $ 4.48
                     ---------       -------            ------         -------         ------

    The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 185,414 remain available at December 31, 2001. During 2001, a total of 18,163 shares were purchased at prices ranging from $3.69 to $5.19 per share.

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

                                                YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                           2001          2000         1999
                                         ---------      ------       -------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Income:
  As reported..........................   $(3,747)      $5,422       $2,838
  Pro forma............................    (4,429)       4,782        2,455
Income per basic share:
  As reported..........................   $ (0.54)      $ 0.79       $ 0.42
  Pro forma............................     (0.64)        0.70         0.36
Income per diluted share:
  As reported..........................   $ (0.54)      $ 0.74       $ 0.41
  Pro forma............................     (0.64)        0.66         0.35

    Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2001, 2000 and 1999, respectively; a dividend yield rate of 0 for each year; expected lives of 5.0, 5.0 and 4.8 years; expected volatility of 68.2%, 72.1% and 64.6%; and risk free interest rates of 3.9%, 6.3% and 6.2%. The weighted average fair value of options granted during 2001, 2000 and 1999 was $1.93, $5.91 and $2.91, respectively.

    As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years.

(9) RELATED PARTY TRANSACTIONS

    During 2001 and 2000, transactions were made between the Company and certain related parties, all of which management believes were made at arms' length. These transactions included payments to one of the Company's directors for consulting services of $15,000 in 2001 and 2000, respectively. The Company also had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company's key employees. The amount of contract software and hardware purchased from this party in the ordinary course of doing business was $276,000 and $1,685,000 in 2001 and 2000, respectively; as well, $26,000 and $184,000 is included in trade accounts payable on the Consolidated Balance Sheets as of December 31, 2001 and 2000, respectively.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                2001       2000       1999
                                               -------    -------    -----
                                                        (IN THOUSANDS)
Cash paid during the year for:
 Interest..................................... $   413    $   431    $ 432
 Income Taxes.................................     279      2,795    1,172
Non-cash transactions:
Capital asset and lease obligation additions..      --         --       72


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

    b. Long-term Debt and Capital Lease Obligations - The fair value of long-term indebtedness as of December 31, 2001 and 2000 was approximately $5,054,000 and $4,820,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date.

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

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------


To the Shareholders and Board of Directors of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BTU International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.





                                                 ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 1, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the executive officers of the Company is included in
Item 4A of Part I.

    Information relating to the directors of the Company is included under the caption "Election of Directors" in the 2002 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

    Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is included under the caption "Executive Compensation" in the 2002 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" in the 2002 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BTU International, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in BTU International, Inc.'s (the Company's) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2002. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                    ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 1, 2002

                                                                     Schedule II



                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      FOR THE YEAR ENDED DECEMBER 31, 2001



                                                           ADDITIONS
                                                   -------------------------
                                    BALANCE         CHARGED
                                      AT           TO COSTS        CHARGED                          BALANCE
                                   BEGINNING          AND         TO OTHER        DEDUCTIONS-       AT END
DESCRIPTION                        OF PERIOD       EXPENSES      ACCOUNTANTS          (A)          OF PERIOD
-----------                        ---------       --------      -----------      -----------      ---------
Allowance for doubtful
Accounts                             $ 206           $24            $--              $--             $ 230


                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                            ADDITIONS
                                                    -------------------------
                                    BALANCE          CHARGED
                                      AT            TO COSTS        CHARGED                          BALANCE
                                   BEGINNING           AND         TO OTHER       DEDUCTIONS-        AT END
DESCRIPTION                        OF PERIOD        EXPENSES      ACCOUNTANTS         (A)           OF PERIOD
-----------                        ---------        --------      -----------     -----------       ---------
Allowance for doubtful accounts      $ 160            $46            $--             $--             $ 206

                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                            ADDITIONS
                                                    -------------------------
                                    BALANCE          CHARGED
                                      AT            TO COSTS        CHARGED                          BALANCE
                                   BEGINNING           AND         TO OTHER        DEDUCTIONS-       AT END
DESCRIPTION                        OF PERIOD        EXPENSES      ACCOUNTANTS          (A)          OF PERIOD
-----------                        ---------        --------      -----------      -----------      ---------
Allowance for doubtful
Accounts                             $ 160            $--            $--              $--            $ 160

(A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BTU INTERNATIONAL, INC.

Date:  April 1, 2002               By: /s/ PAUL J. VAN DER WANSEM
                                   Paul J. van der Wansem President, Chief
                                   Executive Officer (principal executive
                                   officer) and Director

Date:  April 1, 2002               By: /s/ THOMAS P. KEALY
                                   Thomas P. Kealy Vice President Corporate
                                   Controller and Chief Accounting Officer
                                   (principal financial and accounting officer)

Date:  April 1, 2002               By: /s/ DR. JEFFREY CHUAN CHU
                                   Dr. Jeffrey Chuan Chu Director

Date:  April 1, 2002               By: /s/ DAVID A.B. BROWN
                                   David A.B. Brown Director

Date:  April 1, 2002               By: /s/ JOSEPH F. WRINN
                                    Joseph F. Wrinn Director

                                  EXHIBIT INDEX

    The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), the annual report as reported on the 1999 Form 10K ("1999 10-K"),Or the quarterly report as reported on 9-28-97 Form 10Q ("9-28-97 10-Q") or the quarterly report as reported on 6-28-98 Form 10Q(6-28-98 10-Q).


                                                                                                          SEC
                                                                                       EXHIBIT          DOCKET
                                                                                       -------          ------
 EXHIBIT 3.        ARTICLES OF INCORPORATION AND BY-LAWS

   Incorporated herein by reference:

              3.1  Amended and Restated Certificate of Incorporation.                    3.1         7-1-01 10-Q

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

EXHIBIT 21.       SUBSIDIARIES OF THE REGISTRANT

     Filed herewith:


           21.0  Subsidiaries of the Registrant.

EXHIBIT 23.       CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:

            23.1  Consent of Arthur Andersen LLP
            99.1  Letter of Quality Assurance