Form 10-Q
period 2002-03-31
BTU INTERNATIONAL INC
filed 2002-05-15
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 10, 2002:
6,869,087 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                                  (Unaudited)
                                                                   March 31,          December 31,
                                                                      2002                2001
--------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                      $ 13,417             $15,716
     Accounts receivable, less reserves of $314 at
        March 31, 2002 and $230 at December 31, 2001                   6,544               5,626
     Inventories (Note 2)                                              7,942               9,051
     Refundable income taxes                                           1,459               1,459
     Deferred income taxes                                               700                   -
     Other current assets                                                357                 557
--------------------------------------------------------------------------------------------------
         Total current assets                                         30,419              32,409
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,806               7,805
     Machinery and equipment                                           7,665               7,626
     Furniture and fixtures                                              859                 853
--------------------------------------------------------------------------------------------------
                                                                      16,540              16,494
--------------------------------------------------------------------------------------------------
     Less-Accumulated depreciation                                    11,722              11,376
--------------------------------------------------------------------------------------------------

         Net property, plant and equipment                             4,818               5,118

Other assets, net of accumulated amortization of $456 at
   March 31, 2002 and $455 at December 31, 2001                          284                 309
--------------------------------------------------------------------------------------------------

                                                                     $35,521             $37,836
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  (Unaudited)
                                                                   March 31,          December 31,
                                                                      2002                2001
--------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                           $  324              $  297
     Accounts payable                                                  2,356               2,846
     Other current liabilities                                         2,147               2,695
--------------------------------------------------------------------------------------------------
         Total current liabilities                                     4,827               5,838
--------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,271               4,347

--------------------------------------------------------------------------------------------------

                                                                       9,098              10,185
--------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                     -                   -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares; Issued - 7,994,097,
         outstanding 6,851,987 at March 31, 2002 and Issued -
         7,975,419 outstanding 6,833,309 at December 31, 2001             80                  80
     Additional paid-in capital                                       21,535              21,458
     Accumulated earnings                                              8,807              10,107
     Treasury stock- at cost,  1,142,110 shares at
--------------------------------------------------------------------------------------------------
     March 31, 2002 and December 31, 2001                             (4,150)             (4,150)
--------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income                              151                 156
--------------------------------------------------------------------------------------------------

         Total stockholders' equity                                   26,423              27,651
--------------------------------------------------------------------------------------------------

                                                                     $35,521             $37,836
==================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                      -------------------------
                                                                      March 31,          April 1,
                                                                        2002               2001
---------------------------------------------------------------------------------------------------
Net sales                                                             $8,507              $16,581
Cost of goods sold                                                     5,940                9,869
---------------------------------------------------------------------------------------------------

         Gross profit                                                  2,567                6,712

Operating expenses:
     Selling, general and administrative                               3,583                5,091
     Research, development and engineering                               946                1,501
---------------------------------------------------------------------------------------------------


         (Loss) income from operations                                (1,962)                 120
---------------------------------------------------------------------------------------------------

     Interest income                                                      56                   98
     Interest expense                                                    (94)                (100)
     Other income, net                                                     -                    5
---------------------------------------------------------------------------------------------------

         (Loss) income before provision for income taxes              (2,000)                 123
         Income tax (benefit) provision                                 (700)                  46
---------------------------------------------------------------------------------------------------

         Net (loss) income                                           $(1,300)                 $77
===================================================================================================
     Earnings Per Share:
         Basic                                                        $(0.19)               $0.01
         Diluted                                                      $(0.19)               $0.01
===================================================================================================
     Weighted average number of Shares Outstanding:
         Basic Shares                                              6,840,693            6,938,860
         Effect of Dilutive Options                                        -              312,013
---------------------------------------------------------------------------------------------------
         Diluted Shares                                            6,840,693            7,250,873
===================================================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                            ACCUMULATED
                              ADDITIONAL                                       OTHER           TOTAL
                  COMMON       PAID-IN      ACCUMULATED      TREASURY      COMPREHENSIVE    STOCKHOLDERS'
                   STOCK       CAPITAL       EARNINGS         STOCK           INCOME           EQUITY
---------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 2001      $80         $21,458         $10,107        $(4,150)          $156          $27,651

Net loss             -               -          (1,300)             -              -           (1,300)

Exercise of stock
Options              -              62               -              -              -               62

Translation
Adjustment           -               -               -              -            (5)               (5)

Deferred
Compensation         -              15               -              -              -               15
---------------------------------------------------------------------------------------------------------

Balance at
March 31, 2002     $80         $21,535          $8,807        $(4,150)          $151          $26,423
=========================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                                 (in thousands)
                                   (Unaudited)


                                                                        THREE MONTHS ENDED
                                                                ---------------------------------
                                                                   March 31,           April 1,
                                                                     2002                2001


Net (loss) income                                               $    (1,300)          $        77
Other comprehensive income
   Foreign currency translation adjustment                               (5)                   44
                                                                ---------------------------------
   Comprehensive (loss) income                                  $    (1,305)          $       121
                                                                =================================





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                                 (in thousands)
                                   (Unaudited)


                                                                        March 31,          April 1,
                                                                           2002              2001
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net (loss) income                                               $ (1,300)           $ 77
         Adjustments to reconcile net income to net cash
           (used in) provided by operating activities -
           Depreciation and amortization                                      342             380
           Deferred compensation                                               15               -
           Net changes in operating assets and liabilities-
              Accounts receivable                                            (918)          3,938
              Inventories                                                   1,109            (580)
              Other current assets                                           (500)            (36)
              Other assets                                                     25              (4)
              Accounts payable                                               (490)         (1,404)
              Other current liabilities                                      (521)         (2,070)
----------------------------------------------------------------------------------------------------

         Net cash (used in) provided by operating activities               (2,238)            301
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (42)           (242)
----------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                (42)           (242)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (76)            (70)
         Exercise of stock options                                             62              47
----------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                (14)            (23)
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                               (5)             44
----------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                       (2,299)             80
Cash and cash equivalents, at beginning of the period                      15,716           8,886
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                          $ 13,417         $ 8,966
====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                              $94            $100
         Income taxes                                                            9             296





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of March 31, 2002 and December 31, 2001, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2002, the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and April 1, 2001, the consolidated statements of comprehensive income for the three months ended March 31, 2002 and April 1, 2001 and the related condensed consolidated statements of operations for the three months ended March 31, 2002 and April 1, 2001 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2001, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K, as filed with the Securities and Exchange Commission.


(2)  Inventories

     Inventories at March 31, 2002 and December 31, 2001 consisted of:


                                                                                (IN THOUSANDS)
                                                          --------------------------------------------------
                                                                         March 31,        December 31,
                                                                            2002              2001
------------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                  $ 4,158           $ 4,903
Work-in-process                                                              2,717             3,026
Finished goods                                                               1,067             1,122
------------------------------------------------------------------------------------------------------------
                                                                            $7,942           $ 9,051
============================================================================================================


(3)  Debt

     Debt at March 31, 2002 and December 31, 2001 consisted of:


                                                                                (IN THOUSANDS)
                                                              ----------------------------------------------
                                                                         March 31,        December 31,
                                                                            2002              2001
------------------------------------------------------------------------------------------------------------
Mortgage note payable                                                      $ 4,514           $ 4,560
Capital lease obligations, interest rates ranging from 10.2% to 10.3%,
  net of interest of $19,000 and $ 21,000 in 2002 and 2001, respectively        81                84
------------------------------------------------------------------------------------------------------------
                                                                             4,595             4,644
Less-current maturities                                                        324               297
------------------------------------------------------------------------------------------------------------
                                                                           $ 4,271           $ 4,347
============================================================================================================

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months ended March 31, 2002 and April 1, 2001 because they were antidilutive, were 1,033,514 and 310,271 respectively.

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

(6)  Percentage Completion Revenue

     The Company has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the three months ended March 31, 2002, $252,717 of revenue was recognized using the percentage of completion method. For the three months ended April 1, 2001, $1,269,000 of revenue was recognized using the percentage of completion method.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 48.7% from $16.6 million in the first quarter of 2001 to $8.5 million in the first quarter of 2002. The decrease was primarily a result of decreases in product shipments of the Company's solder reflow systems, due to the worldwide decline in demand from our key electronics board assembly customers as compared to the first quarter of 2001.

     When comparing the first quarter of 2002 to the first quarter of 2001 the percentage of net sales attributable to our customers in the United States increased by 2.6%, net sales attributable to our customers in Europe decreased by 10.0%, net sales attributable to our Asia Pacific customers increased by 7.8%, and net sales attributable to our customers in the Other Americas decreased by 0.4%.

     Gross Profit. Gross profit decreased 61.8% from $6.7 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002, and as a percentage of net sales, decreased from 40.5% to 30.2%. The decrease in gross profit and gross profit percentage is a direct result of decreased demand for products in the electronics marketplace. This decrease demand resulted in significant price pressure and under absorption of costs, resulting in substantially lower gross margin percentages.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 29.6% from $ 5.1 million in the first quarter of 2001 to $
3.6 million in the first quarter of 2002. However, as a percentage of net sales, selling, general and administrative expenses increased from 30.7% in first quarter 2001 to 42.1% in the first quarter of 2002. The decrease in these costs in the first quarter of 2002 was primarily the result of lower commissions paid on the lower sales volume and a reduction in personnel due to the decrease in net sales. However, these decreases fail to offset the substantial decrease in net sales.

     Research, Development and Engineering. Research, development and engineering decreased 37.0% from $1.5 million in the first quarter of 2001 to $0.9 million in the first quarter of 2002, and as a percentage of net sales, increased from 9.1% to 11.1% for the same period. In the first quarter of 2002 we continued our support in new product development, but at reduced levels given the current economic climate.

     Operating Income. Operating income decreased from an income of $120 thousand in the first quarter of 2001 to a loss of $2.0 million in the first quarter of 2002, and as a percentage of net sales, decreased from a profit of 0.7% to a loss of 23.1%. This decrease was a result of the sales decline, lower gross margins and higher operating costs as a percentage of sales.

     Income Taxes. Income taxes decreased from a $46,000 provision in the first quarter of 2001 to a $700,000 benefit in the first quarter of 2002. Our effective tax rates were 37.4% and 35.0% in the first quarters of 2001 and 2002 respectively. Our statutory federal income tax rate is 34.0%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had $13.4 million in cash and cash equivalents.

     The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings and /or letters of credit up to $14.0 million. Borrowings are available to the Company at either the Bank's base rate or a Eurodollar rate, as elected by the Company. This loan facility is available to the Company until April 30, 2004, subject to compliance with certain financial covenants. As of March 31, 2002, no amounts were outstanding under this unsecured revolving line of credit. At March 31, 2002, the Company was not in compliance with certain financial covenants of this agreement. The bank and the Company have agreed on revised financial covenants requiring an amendment to the loan facility, which is in process.

    Long-term debt consists primarily of a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at March 31, 2002 of approximately $4.5 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

      We expect that our current cash position, ability to borrow necessary funds, as well as cash flows from operations will be sufficient to meet our corporate, operating and capital requirements into 2003.

Other matters

       The impact of inflation and the effect of foreign exchange rate changes during 2002 have had no material impact on our business and financial results.


OTHER REPORTING MATTERS

We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

                                      BTU INTERNATIONAL, INC.

       DATE: May 15, 2002             BY: /s/ Paul J. van der Wansem
                                          --------------------------------------
                                      Paul J. van der Wansem
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

       DATE: May 15, 2002             BY: /s/ Thomas P. Kealy
                                          --------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11.0 - Calculation of net income per common and common equivalent share.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the period covered by this report.