Form 10-Q
period 2002-06-30
BTU INTERNATIONAL INC
filed 2002-08-14
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 9, 2002: 6,911,211 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                1-2
Condensed Consolidated Statements of Operations                        3
Condensed Consolidated Statement of Stockholders' Equity
   and  Consolidated Statements of Comprehensive Loss                  4
Condensed Consolidated Statements of Cash Flows                        5
Notes to Condensed Consolidated Financial Statements                 6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                        8-10

PART II. OTHER INFORMATION

Signatures                                                            11
Exhibits and Reports on Form 8-K                                      12
Calculation of Net Income per Common and Common
   Equivalent Share                                                   13

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                  (Unaudited)
                                                                    June 30,          December 31,
                                                                      2002                2001
---------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                      $ 12,298            $ 15,716
     Accounts receivable, less reserves of $314 at
        June 30, 2002 and $230 at December 31, 2001                    9,136               5,626
     Inventories (Note 2)                                              6,766               9,051
     Refundable income taxes                                               -               1,459
     Deferred income taxes                                               897                   -
     Other current assets                                                478                 557
---------------------------------------------------------------------------------------------------
         Total current assets                                         29,575              32,409
---------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,805               7,805
     Machinery and equipment                                           7,726               7,626
     Furniture and fixtures                                              860                 853
---------------------------------------------------------------------------------------------------
                                                                      16,601              16,494
     Less-Accumulated depreciation                                    12,062              11,376
---------------------------------------------------------------------------------------------------
         Net property, plant and equipment                             4,539               5,118

Other assets, net of accumulated amortization of $458 at
   June 30, 2002 and $455 at December 31, 2001                           332                 309
---------------------------------------------------------------------------------------------------

                                                                     $34,446             $37,836
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   (Unaudited)
                                                                    June 30,          December 31,
                                                                      2002                2001
-----------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                         $    330            $    297
     Accounts payable                                                  2,532               2,846
     Other current liabilities                                         2,252               2,695
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                     5,114               5,838
-----------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,190               4,347

-----------------------------------------------------------------------------------------------------

                                                                       9,304              10,185
-----------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                     -                   -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,040,221, outstanding 6,893,111
            at June 30, 2002 and
         Issued - 7,975,419, outstanding 6,833,309
           at December 31, 2001                                           80                  80
     Additional paid-in capital                                       21,689              21,458
     Accumulated earnings                                              7,341              10,107
     Treasury stock- at cost,  1,147,110 shares at
          June 30, 2002 and 1,142,110 shares at
          December 31, 2001                                           (4,172)             (4,150)
     Accumulated other comprehensive income                              204                 156
-----------------------------------------------------------------------------------------------------

         Total stockholders' equity                                   25,142              27,651
-----------------------------------------------------------------------------------------------------

                                                                     $34,446             $37,836
=====================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                       Three Months Ended             Six Months Ended_
                                                     ---------------------        -----------------------
                                                       June 30,      July 1,       June 30,       July 1,
                                                        2002           2001          2002          2001
-----------------------------------------------------------------------------------------------------------
Net sales                                               $9,360        $14,037        $17,868      $30,618
Cost of goods sold                                       6,239         10,831         12,179       20,700
-----------------------------------------------------------------------------------------------------------
         Gross profit                                    3,121          3,206          5,689        9,918

Operating expenses:
     Selling, general and administrative                 3,835          4,254          7,419        9,345
     Research, development and engineering                 911          1,383          1,858        2,884
-----------------------------------------------------------------------------------------------------------

         Loss from operations                           (1,625)        (2,431)        (3,588)      (2,311)
-----------------------------------------------------------------------------------------------------------
     Interest income                                        54            106            110          204
     Interest expense                                      (93)          (153)          (187)        (253)
     Other income (expense), net                             2            (11)             2           (6)
-----------------------------------------------------------------------------------------------------------
         Loss before taxes                              (1,662)        (2,489)        (3,663)      (2,366)
         Income tax benefit                               (197)          (921)          (897)        (875)
-----------------------------------------------------------------------------------------------------------

         Net loss                                      $(1,465)       $(1,568)       $(2,766)     $(1,491)

===========================================================================================================
     Loss Per Share:
         Basic                                          $(0.21)        $(0.23)        $(0.40)      $(0.21)
         Diluted                                        $(0.21)        $(0.23)        $(0.40)      $(0.21)
===========================================================================================================
     Weighted Average Number of Shares Outstanding:
         Basic                                       6,870,244      6,966,509      6,855,551    6,952,798
         Effect of Dilutive Options                          0              0              0            0
-----------------------------------------------------------------------------------------------------------
         Diluted Shares                              6,870,244      6,966,509      6,855,551    6,952,798
===========================================================================================================





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (in thousands)
                                   (Unaudited)


                                                                            Accumulated
                               Additional                                      Other            Total
                  Common       Paid - In     Accumulated     Treasury      Comprehensive    Stockholders'
                   Stock        Capital        Earnings        Stock           Income           Equity
----------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 2001      $80         $21,458         $10,107        $(4,150)          $156          $27,651

Net loss             -               -         (2,766)               -             -          (2,766)

Sale of common
stock and exercise
of stock options     -             200               -               -             -              200

Purchase of
Treasury Stock       -               -               -            (22)             -             (22)

Amortization of
Deferred
Compensation         -              31               -               -             -               31

Foreign currency
Translation
Adjustment           -               -               -               -            48               48

----------------------------------------------------------------------------------------------------------
Balance at
June 30, 2002      $80         $21,689          $7,341        $(4,172)          $204          $25,142
==========================================================================================================



                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
                                 (in thousands)
                                   (Unaudited)


                                                       Three Months Ended            Six Months Ended
                                                     ---------------------       ------------------------
                                                      June 30,      July 1,      June 30,       July 1,
                                                        2002         2001          2002          2001
----------------------------------------------------------------------------------------------------------
Net Loss                                             $ (1,465)      $ (1,568)      $ (2,766)    $ (1,491)

Other comprehensive income (loss)
   Foreign currency translation adjustment                 53            (52)            48           (8)
----------------------------------------------------------------------------------------------------------

Comprehensive Loss                                   $ (1,412)      $ (1,620)      $ (2,718)    $ (1,499)
=========================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                         June 30,          July 1,
                                                                           2002              2001
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                         $ (2,766)       $ (1,491)
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                       686             736
           Deferred Compensation                                                31               -
           Net changes in operating assets and liabilities-
              Accounts receivable                                           (3,510)          6,095
              Inventories                                                    2,285           3,416
              Other current assets                                             641            (859)
              Other assets                                                       4              (4)
              Accounts payable                                                (314)         (3,605)
              Other current liabilities                                       (443)         (1,910)
-----------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                (3,386)          2,378
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (107)           (262)
-----------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (107)           (262)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                        (124)           (133)
         Payments for debt refinancing                                         (27)              -
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                      200             102
         Purchase of treasury stock                                            (22)            (59)
-----------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                    27             (90)
-----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                48              (8)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (3,418)          2,018
Cash and cash equivalents, at beginning of the period                       15,716           8,886
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                           $ 12,298        $ 10,904
=====================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                             $187            $253
         Income taxes                                                           35             378





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2002, the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and July 1, 2001, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2002 and July 1, 2001 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2002 and July 1, 2001 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2001, together with the auditors' report, included in the Company's Annual Report for 2001 on Form 10-K, as filed with the Securities and Exchange Commission.


(2) Inventories

     Inventories at June 30, 2002 and December 31, 2001 consisted of:

                                                       (in thousands)
                                            -----------------------------------
                                                 June 30,        December 31,
                                                   2002              2001
-------------------------------------------------------------------------------
Raw materials and manufactured components         $ 3,715           $ 4,903
Work-in-process                                     2,145             3,026
Finished goods                                        906             1,122
-------------------------------------------------------------------------------
                                                   $6,766           $ 9,051
===============================================================================


(3) Debt

     Debt at June 30, 2002 and December 31, 2001 consisted of:

                                                                                (in thousands)
                                                                        -------------------------------
                                                                          June 30,        December 31,
                                                                            2002              2001
-------------------------------------------------------------------------------------------------------
Mortgage note payable                                                      $ 4,444           $ 4,560
Capital Lease obligations, interest rates ranging from 10.2% to 10.3%,
 net of interest of $19 and $21 in 2002 and 2001, respectively                  76                84
-------------------------------------------------------------------------------------------------------
                                                                             4,520             4,644
Less-current maturities                                                        330               297
-------------------------------------------------------------------------------------------------------
                                                                           $ 4,190           $ 4,347
=======================================================================================================

     The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

     The company negotiated a new unsecured revolving line of credit as of June 26, 2002, that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of shares for which options were outstanding, and which were not included in the determination of diluted EPS at June 30, 2002 and July 1, 2001 because they were antidilutive, were 969,300 and 898,778 respectively.

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

     Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the six months ended June 30, 2002, $252,717 of revenue was recognized using the percentage of completion method. For the six months ended July 1, 2001, $2,681,000 of revenue recognized using the percentage of completion method.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 33.3% from $14.0 million in the second quarter of 2001 to $9.4 million in the second quarter of 2002. For the first six months net sales decreased 41.6% from $30.6 million in 2001 to $17.9 million in 2002. The decrease in both the second quarter and first six months of 2002 was primarily a result of continued decreases in the electronics market as compared to the first half of 2001.

      When comparing the second quarter of 2002 to the second quarter of 2001, the percentage of net sales attributable to our customers in the United States decreased by .6%, net sales attributable to our customers in Europe increased by 7.4%, net sales attributable to our Asia Pacific customers decreased by 4.7%, and net sales attributable to our customer in the Other Americas decreased by 2.1%. Comparing the first six months of 2002 to the first six months of 2001, the percentage of net sales attributable to our customers in the United States decreased by .2%, net sales attributable to our customers in Europe decreased by 1.1%, net sales attributable to our Asia Pacific customers increased by 2.0%, and net sales attributable to our customer in the Other Americas decreased by 0.7%. The effect of price changes for specific products have had a negative impact on the change in net sales for the periods presented.

       Gross Profit. Gross profit decreased 2.7% from $3.2 million in the second quarter of 2001 to $3.1 million in the second quarter of 2002, and as a percentage of net sales, increased from 22.8% to 33.3%. The second quarter of 2001 gross profit percentage excluding a $2.0 million inventory write-down was 37.1%.The decrease in gross profit and gross profit percentage is a direct result of decreased demand for products in the electronics marketplace. This decrease demand resulted in significant price pressure and under absorption of costs, resulting in lower gross margin percentages.

     Selling, General and Administrative. Selling, general and administrative decreased 9.8% from $ 4.3 million in the second quarter of 2001 to $ 3.8 million in the second quarter of 2002. As a percentage of net sales, selling, general, and administrative increased from 30.3% in second quarter 2001 to 41.0% in the second quarter of 2002. For the first six months of 2002, selling, general and administrative decreased 20.6% from $9.3 million in 2001 to $7.4 million, and increased as a percentage of net sales from 30.5% in the first six months of 2001 to 41.5% for the same period in 2002. The decreases in costs in both the second quarter and first six months of 2002 was primarily the result of lower commissions paid on the lower sales volume, reduction in personnel and related overhead expenses. However, these decreases failed to offset the substantial decrease in net sales.

     Research, Development and Engineering. Research, development and engineering decreased 34.1% from $1.4 million in the second quarter of 2001 to $911,000 in the second quarter of 2002 and as a percentage of net sales, decreased slightly from 9.9% to 9.7% for the same periods. For the first six months of 2002 research, development and engineering decreased 35.6% from $2.9 million in 2001 to $1.9 million in 2002, and as a percentage of net sales increased from 9.4% in 2001 to 10.4% in 2002. In both the second quarter and first six months of 2002, the Company continued our support in new product development, but at reduced levels given the current economic climate.

      Operating Income. The operating loss for the second quarter of 2002 was $1.6 million, compared to a loss of $2.4 million for the same period in 2001. The second quarter loss in 2001 included a $2.0 million write-down of inventory. For the first six-month period, the operating loss was $3.6 million in 2002 versus a loss of $2.3 million in 2001. This decrease is the result of the sales decline, lower gross margins and higher operating costs as a percentage of sales.

    Income Taxes. The income tax benefit for the second quarter of 2002 was $197,000 or 11.9%, versus a tax benefit of $921,000 or 37% for the same period in 2001. For the first six months of 2002, the income tax benefit was $897,000 or 24.5%, which the Company believes to be the average tax benefit during the current fiscal year, compared to a tax benefit of $875,000 or 37% for the same period in 2001. The 24.5% tax benefit is due to the limitation of the availability of the Company's NOL carryback. The Company is in a position of creating NOL carryforward for which the Company is not recording any benefit at this time. The Company's statutory federal income tax rate is 34%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had $12.3 million in cash and cash equivalents.

     The company negotiated a new unsecured revolving line of credit as of June 26, 2002, that allows for aggregate borrowings, including letters of credit, up to a maximum of $14.0 million against a borrowing base of all assets except real estate. We may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at June 30, 2002 of approximately $4.4 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     During the six months ended June 30, 2002, the Company used cash resources of $3.4 million. This use of cash was primarily the result of net losses of $2.8 million and an increase in accounts receivable of $3.5 million. These uses of cash were offset by decreases in inventory of $2.3 million and other current assets of $0.6 million.

     We expect that our current cash position and our ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements into 2003.

     Other matters

     The impact of inflation and the effect of foreign exchange rate changes during 2002 has had an immaterial impact on our business and financial results.


RECENT ACCOUNTING DEVELOPMENTS

See 2001 Annual Report on Form 10-K, on file with the SEC.

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

                                     BTU INTERNATIONAL, INC.

  DATE: August 14, 2002              BY: /s/ Mark R. Rosenzweig
                                         ----------------------
                                     Mark R. Rosenzweig
                                     President, Chief Executive Officer
                                     (principal executive officer) and Director

  DATE August 14, 2002               BY: /s/ Thomas P. Kealy
                                         -------------------
                                     Thomas P. Kealy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer (principal
                                     financial and accounting officer)

PART II. OTHER INFORMATION


Item  4.  Submission of Matters to Vote Security Holders

     (a)  The annual meeting of stockholders was held on  May 17, 2002.

     (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c)  The voting for the directors was as follows:

                                            For                    Withheld
                                            ---                    --------
          Paul J. van der Wansem         6,322,689                  82,345
          David A.B. Brown               6,368,389                  36,645
          J. Chuan Chu                   6,368,089                  36,945
          Joseph F. Wrinn                6,367,139                  37,895


Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 10.50 -Loan Agreement dated June 26, 2002 with Sovereign Bank Exhibit 11.0 - Calculation of net income per common and common equivalent share. Exhibit 99.1 - Section 906 Certification Exhibit 99.2 - Section 906 Certification

          (b) Reports on Form 8-K

                   On June 14, 2002, the Company filed a Current Report on Form
              8-K to report the dismissal of Arthur Andersen LLP as the Company's independent auditors.
                   On June 28, 2002, the Company filed a Current Report on Form
              8-K to report the appointment of Vitale, Caturano & Company PC as the Company's new independent auditors.