Form 10-Q
period 2002-09-29
BTU INTERNATIONAL INC
filed 2002-11-13
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2002
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________


                         ------------------------------

                         Commission File Number 0-17297

                             BTU INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                04-2781248
        -------------------------------               ----------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)               Identification Number)

23 ESQUIRE ROAD, NORTH BILLERICA, MASSACHUSETTS             01862-2596
-----------------------------------------------             ----------
    (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (978) 667-4111

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 11, 2002: 6,911,211 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                 1-2
Condensed Consolidated Statements of Operations                         3
Condensed Consolidated Statement of Stockholders' Equity
   and Consolidated Statements of Comprehensive Income                  4
Condensed Consolidated Statements of Cash Flows                         5
Notes to Condensed Consolidated Financial Statements                  6-7
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                         8-10

PART II. OTHER INFORMATION

Signatures                                                             11
Exhibits and Reports on Form 8-K                                       12
Calculation of Net Loss per Common and Common
   Equivalent Share                                                    13

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                  (Unaudited)
                                                                 September 29,        December 31,
                                                                      2002                2001
--------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                      $ 13,531             $15,716
     Accounts receivable, less reserves of $314 at
        Sept. 29, 2002 and $230 at December 31, 2001                   6,538               5,626
     Inventories (Note 2)                                              6,223               9,051
     Refundable income taxes                                              --               1,459
     Deferred income taxes                                             1,436                  --
     Other current assets                                                306                 557
--------------------------------------------------------------------------------------------------
         Total current assets                                         28,034              32,409
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land210                                                             210
     Buildings and improvements                                        7,894               7,805
     Machinery and equipment                                           7,646               7,626
     Furniture and fixtures                                              860                 853
--------------------------------------------------------------------------------------------------
                                                                      16,610              16,494
--------------------------------------------------------------------------------------------------
     Less-Accumulated depreciation                                    12,377              11,376

         Net property, plant and equipment                             4,233               5,118

Other assets, net of accumulated amortization of $460 at
   Sept. 29, 2002 and $455 at December 31, 2001                          341                 309
--------------------------------------------------------------------------------------------------

                                                                     $32,608             $37,836
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  (Unaudited)
                                                                 September 29,        December 31,
                                                                      2002                2001
---------------------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                          $   322             $   297
     Accounts payable                                                  2,270               2,846
     Other current liabilities                                         2,396               2,695
---------------------------------------------------------------------------------------------------
         Total current liabilities                                     4,988               5,838
---------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                       4,096               4,347

---------------------------------------------------------------------------------------------------

                                                                       9,084              10,185
---------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value --
        Authorized -- 5,000,000 shares --
        Issued and outstanding -- none                                    --                  --
     Common stock, $.01 par value --
        Authorized -- 25,000,000 shares;
        Issued -- 8,060,221, outstanding  6,911,211
           at September 29, 2002 and
        Issued -- 7,975,419, outstanding  6,833,309
           at December 31, 2001                                           80                  80
     Additional paid-in capital                                       21,712              21,458
     Accumulated earnings                                              5,680              10,107
     Treasury stock -- at cost,  1,149,010 shares at
        Sept. 29, 2002 and 1,142,110 shares at
        December 31, 2001                                             (4,177)             (4,150)
     Accumulated other comprehensive income                              229                 156
---------------------------------------------------------------------------------------------------

         Total stockholders' equity                                   23,524              27,651
---------------------------------------------------------------------------------------------------

                                                                     $32,608             $37,836
===================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                      ----------------------       ------------------------
                                                      Sept. 29,     Sept. 30,      Sept. 29,     Sept. 30,
                                                         2002          2001           2002         2001
-----------------------------------------------------------------------------------------------------------
Net sales                                              $ 7,100        $ 9,099        $24,968      $39,717
Cost of goods sold                                       4,601          6,041         16,780       24,740
Inventory write-down                                        --             --             --        2,000
-----------------------------------------------------------------------------------------------------------

         Gross profit                                    2,499          3,058          8,188       12,977

Operating expenses:
     Selling, general and administrative                 3,409          3,329         10,828       12,675
     Research, development and engineering                 903          1,116          2,761        4,000
     Restructuring Charges                                 360             --            360           --
-----------------------------------------------------------------------------------------------------------

          Loss from operations                          (2,173)        (1,387)        (5,761)      (3,698)
-----------------------------------------------------------------------------------------------------------

     Interest income                                        53            100            163          271
     Interest expense                                      (91)           (95)          (278)        (315)
     Other income (expense), net                            11             --             13           (6)
-----------------------------------------------------------------------------------------------------------

         Loss before income tax                         (2,200)        (1,382)        (5,863)      (3,748)
         Income tax benefit                               (539)          (513)        (1,436)      (1,388)
-----------------------------------------------------------------------------------------------------------

         Net loss                                      $(1,661)       $  (869)       $(4,427)     $(2,360)

===========================================================================================================
     Loss Per Share:
         Basic                                         $ (0.24)       $ (0.13)       $ (0.64)     $ (0.34)
         Diluted                                       $ (0.24)       $ (0.13)       $ (0.64)     $ (0.34)
===========================================================================================================
     Weighted Average Number of
      Shares Outstanding:
         Basic                                       6,910,226      6,971,848      6,873,843    6,957,101
         Effect of  Dilutive Options                        --             --             --           --
-----------------------------------------------------------------------------------------------------------
         Diluted Shares                              6,910,226      6,971,848      6,873,843    6,957,101
===========================================================================================================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002
                                 (in thousands)
                                   (Unaudited)


                                                                           Accumulated
                              Additional                                      Other            Total
                  Common       Paid-In      Accumulated       Treasury    Comprehensive    Stockholders'
                   Stock       Capital        Earnings          Stock        Income           Equity
---------------------------------------------------------------------------------------------------------
Balance as of
Dec.31, 2001       $80         $21,458         $10,107        $(4,150)          $156          $27,651

Net loss            --              --          (4,427)            --             --           (4,427)

Sale of common
stock and exercise
of stock options    --             200              --             --             --              200

Purchase of         --              --              --            (27)            --              (27)
Treasury Stock

Amortization of
Deferred
Compensation        --              54              --             --             --               54


Translation
Adjustment          --              --              --             --             73               73

---------------------------------------------------------------------------------------------------------

Balance as of
Sept. 29, 2002     $80         $21,712         $ 5,680        $(4,177)          $229          $23,524
=========================================================================================================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                                       Three Months Ended           Nine Months Ended
                                                     ---------------------        ------------------------
                                                      Sept. 29,     Sept. 30,     Sept. 29,     Sept. 30,
                                                        2002           2001          2002         2001
----------------------------------------------------------------------------------------------------------
Net Loss                                              $(1,661)         $(869)       $(4,427)     $(2,360)

Other comprehensive income
 Foreign currency translation adjustment                   25             16             73            8
----------------------------------------------------------------------------------------------------------

Comprehensive Loss                                    $(1,636)         $(853)       $(4,354)     $(2,352)
==========================================================================================================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                       September 29,     September 30,
                                                                           2002              2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                         $(4,427)         $(2,360)
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities --
           Depreciation and amortization                                    1,001            1,091
             Deferred Compensation                                             54               --
           Net changes in operating assets and liabilities --
              Accounts receivable                                            (912)          15,178
              Inventories                                                   2,828            4,285
              Other current assets                                            274           (1,234)
              Other assets                                                     27               (3)
              Accounts payable                                               (576)          (4,907)
              Other current liabilities                                      (299)          (4,729)
------------------------------------------------------------------------------------------------------

         Net cash (used in) provided by  operating activities              (2,030)           7,321
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment, net                     (116)            (350)
------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                               (116)            (350)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                       (226)            (217)
         Payments for debt refinancing                                        (59)              --
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                     200              111
         Purchase of treasury stock                                           (27)            (308)
------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                               (112)            (414)
------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                               73                8
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (2,185)           6,565
Cash and cash equivalents, at beginning of the period                      15,716            8,886
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                           $13,531          $15,451
======================================================================================================

Supplemental disclosures of cash flow information
         Cash paid during the periods for --
         Interest                                                         $   278          $   315
         Income taxes                                                          41              540





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for presentation

     The condensed consolidated balance sheet as of September 29, 2002, the condensed consolidated statement of stockholders' equity for the nine months ended September 29, 2002, the condensed consolidated statements of cash flows for the nine months ended September 29, 2002 and September 30, 2001, the consolidated statements of comprehensive income for the three and nine months ended September 29, 2002 and September 30, 2001 and the related condensed consolidated statements of operations for the three and nine months ended September 29, 2002 and September 30, 2001, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the period ended December 31, 2001, together with the auditors' report, included in the Company's Annual Report contained in Form 10-K filed with the Securities and Exchange Commission.


(2)  Inventories

     Inventories at September 29, 2002 and December 31, 2001 consisted of:


                                                                                (in thousands)
                                                              --------------------------------------------
                                                                        September 29,      December 31,
                                                                            2002              2001
----------------------------------------------------------------------------------------------------------
Raw materials and manufactured components                                   $3,837            $4,903
Work-in-process                                                              1,449             3,026
Finished goods                                                                 937             1,122
----------------------------------------------------------------------------------------------------------
                                                                            $6,223            $9,051
==========================================================================================================


(3)  Debt

     Debt at September 29, 2002 and December 31,2001 consisted of:

                                                                                (in thousands)
                                                              --------------------------------------------
                                                                       September 29,      December 31,
                                                                            2002              2001
----------------------------------------------------------------------------------------------------------
Mortgage note payable                                                       $4,372            $4,560
Capital lease obligations, interest rates ranging from 10.2% to 11.1%,
  net of interest of $19 and $21in 2002 and 2001, respectively                  46                84
----------------------------------------------------------------------------------------------------------
                                                                             4,418             4,644
Less-current maturities                                                        322               297
----------------------------------------------------------------------------------------------------------
                                                                            $4,096            $4,347
==========================================================================================================

     The mortgage note payable is secured by the Company's land and building and required monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

     The Company negotiated a new unsecured revolving line of credit as of June 26, 2002, that allows for aggregate borrowings, including letters of credit, up to $14.0 million. We may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)  Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of shares for which options were outstanding, and which were not included in the determination of diluted EPS at September 29, 2002 and September 30, 2001 because they were antidilutive, were 1,119,300 and 767,053 respectively.

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

(6)  Percentage Completion Revenue

     The Company has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the nine months ended September 29, 2002, $252,717 of revenue was recognized using the percentage of completion method. For the nine months ended September 30, 2001, $2,135,000 of revenue was recognized using the percentage of completion method.


(7)  Restructuring Charges

     The Company recorded a $360,000 restructuring charge in the third quarter 2002. This charge was solely related to severance costs associated with the reduction of 44 employees across all lines of the Company. Approximately $170,000 in severance payments were made during the current quarter. The remaining $190,000 accrual is included in other current liabilities and is expected to be paid during the fourth quarter of 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 22.0% from $9.1 million in the third quarter of 2001 to $7.1 million in the third quarter of 2002. For the first nine months net sales decreased 37.1% from $39.7 million in 2001 to $25.0 million in 2002. The decrease in both the third quarter and first nine months of 2002 was primarily a result of decreases in product shipments of the Company's solder reflow systems, due to the sharp decline in orders from our key electronics board assembly customers. The effect of net unit price decreases for specific products have had a negative impact on net sales for the periods presented.

     When comparing the third quarter of 2002 to the third quarter of 2001 the percentage of total net sales attributable to our customers in the United States decreased by 20.5%, the percentage of total net sales attributable to our customers in Europe decreased by 8.9%, the percentage of total net sales attributable to our Asia Pacific customers increased by 16.7%, and the percentage of total net sales attributable to our customer in the Other Americas increased by 12.7%. Comparing the first nine months of 2002 to the first nine months of 2001 the percentage of total net sales attributable to our customers in the United States decreased by 5.8%, the percentage of total net sales attributable to our customers in Europe decreased by 2.4%, the percentage of total net sales attributable to our Asia Pacific customers increased by 5.7%, and the percentage of total net sales attributable to our customer in the Other Americas increased by 2.5%.

     Gross Profit. Gross profit decreased 18.3% from $3.1 million in the third quarter of 2001 to $2.5 million in the third quarter of 2002, and as a percentage of net sales, increased from 33.6% to 35.2%. For the first nine months of 2002 gross profit decreased 36.9% from $13.0 million in 2001 to $8.2 million in 2002 and as a percentage of net sales, increased from 32.7% to 32.8%. The decrease in gross profit is a direct result of decreased demand for products in the electronics marketplace. The decrease demand resulted in significant price pressure and under-absorption of costs.

     Selling, General and Administrative. Selling, general and administrative increased 2.4% from $3.3 million in the third quarter of 2001 to $3.4 million in the third quarter of 2002. As a percentage of net sales, selling, general and administrative increased from 36.6% in third quarter 2001 to 48.0% in the third quarter of 2002. For the first nine months of 2002, selling, general and administrative decreased 14.6% from $12.7 million in 2001 to $10.8 million in 2002, and increased as a percentage of net sales, from 31.9% in the first nine months of 2001 to 43.4% for the same period in 2002. The decreases in costs for the first nine months of 2002 were primarily the result of lower commissions paid on the lower sales volume, reduction in personnel and related overhead expenses.

     Research, Development and Engineering. Research, development and engineering decreased 19.1% from $1.1 million in the third quarter of 2001 to $0.9 million in the third quarter of 2002. As a percentage of net sales, it increased from 12.3% to 12.7% for the same periods. For the first nine months of 2002 research, development and engineering decreased 31.0% from $4.0 million in 2001 to $2.8 million in 2002, and as a percentage of net sales increased from 10.1% in 2001 to 11.1% in 2002. In both the third quarter and first nine months of 2002, the Company continued our support in new product development, but at reduced levels given the current economic climate.

     Restructuring Charges. In the third quarter of 2002, the Company reduced its personnel to better align its spending with the current economic market for its products. The $360,000 restructuring charge represents severance costs for the laid off employees.

     Operating Income. The operating loss for the third quarter of 2002 was $2.2 million, compared to a loss of $1.4 million for the same period in 2001. For the first nine month period, the operating loss was 5.8 million in 2002 versus a loss of $3.7 million in 2001. The decline in operating income is the result of the sales decline, lower gross margins and higher operating costs as a percentage of sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Income Taxes. The income tax benefit for the third quarter of 2002 was $539,000 or 24.5%, versus a tax benefit of $513,000 or 37% for the same period in 2001. For the first nine months of 2002, the income tax benefit was $1,436,000 or 24.5%, which the Company believes to be the average tax benefit during the current fiscal year, compared to a tax benefit of $1,388,000 or 37% for the same period in 2001. The 24.5% tax benefit is due to the limitation of the availability of the Company's Net Operating Loss (NOL) carryback. The Company is in a position of creating NOL carryforward for which the Company is not recording any benefit at this time. The Company's statutory federal income tax rate is 34%.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 29, 2002, we had $13.5 million in cash and cash equivalents.

     The Company negotiated a new unsecured revolving line of credit as of June 26, 2002, that allows for aggregate borrowings, including letters of credit, up to a maximum of $14.0 million against a borrowing base of all assets except real estate. We may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at September 29, 2002 of approximately $4.4 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     During the nine months ended September 29, 2002, the Company used cash resources of $2.2 million. This use of cash was primarily the result of net losses of $4.4 million and an increase in accounts receivable of $0.9 million. These uses of cash were offset by decreases in inventory of $2.8 million and other current assets of $0.3 million.

     We expect that our current cash position and our ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements into 2003.

CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Accounting Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Accounting Officer.

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

                                      BTU INTERNATIONAL, INC.

     DATE: November 13, 2002          BY: /s/ Mark R. Rosenzweig
                                          ----------------------
                                      Mark R. Rosenzweig
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

     DATE: November 13, 2002          BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit 10.51 -- Employment contract between the Company and
                            Mark Rosenzweig.
           Exhibit 11.0  -- Calculation of net loss per common and common equivalent share.
           Exhibit 99.1  -- Section 906 Certification
           Exhibit 99.2  -- Section 906 Certification
           Exhibit 99.3  -- Section 302 Certification
           Exhibit 99.4  -- Section 302 Certification

     (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the period covered by this report.