Form 10-K
period 2002-12-31
BTU INTERNATIONAL INC
filed 2003-03-31
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes __   No X

    The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $19,712,974 on June 30, 2002.

    Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 24, 2003:
7,002,578 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part II -- Portions of the Annual Report to Stockholders, for the year ended December 31, 2002; and Part III -- Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.

                             BTU INTERNATIONAL, INC.
                          2002 FORM 10-K ANNUAL REPORT

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

Item 10           Directors and Executive Officers of the Registrant

Item 11           Executive Compensation

Item 12           Security Ownership of Certain Beneficial Owners and Management

Item 13           Certain Relationships and Related Transactions

Item 14           Controls and Procedures

                  PART IV

Item 15           Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

                                     PART I

ITEM 1.  BUSINESS

    BTU International designs, manufactures, sells and supports advanced thermal processing systems used primarily for semiconductor packaging, printed circuit boards (PCB) assembly and advanced materials processing. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures. We believe we are the leading supplier of thermal systems used by electronics and materials manufacturers who serves both markets.

    Our electronics customers serve the advanced segments of the industry in which the integrated circuits of a semiconductor device are connected and sealed into a package, and where these semiconductor packages together with other components are assembled on printed circuit boards (PCBs). Our materials customers serve multiple markets in which advanced ceramics and metal alloys are used in end use applications for the automotive, fuel cell, communications and other industries. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters.

    Our products are sold worldwide through a direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 2002 were such industry leaders as IBM, Dana Corporation, Intel Corporation, Advanced Semiconductor Engineering (ASE), Motorola, Inc., Celestica Incorporated, Delphi and Samsung Corporation.

    Our principal offices are located at 23 Esquire Road, North Billerica, Massachusetts 01862 USA. Our telephone number is (978) 667-4111. We also have sales and service facilities throughout North America, Europe and Asia. Our corporate website is www.btu.com.

INDUSTRY BACKGROUND

    ELECTRONICS MARKETS. Despite the recent slump in electronics demand, the outlook for the industry is one of long term growth. The need for increasingly sophisticated electronic devices continues and new technology such as wireless networks, next generation cellular phones and personal digital assistants (PDAs) will drive future demand. Other types of electronic equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and Ethernet accessories and consumer products such as automobile electronics and digital cameras. Integral to the growth in electronics are the advances in technology, which result in producing smaller, lighter and less expensive end products by increasing the performance and reducing the cost, size, weight and power requirements of electronic assemblies, PCBs and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment.

    MATERIALS MARKETS. Advanced materials have traditionally been important for sealing, connecting and package brazing for electronics manufacturing. Now, new markets including fuel cell and synthetic gas production as well as automotive markets require high performance ceramic and metal components that must be designed with tight dimensional tolerances, often using multi-layer configurations are becoming significant. Low Temperature Co-fired Ceramics
(LTCC), high temperature ceramics and aluminum powdered metals all figure prominently in leading-edge products from these markets.

    MANUFACTURING PROCESSES. Electronics manufacturing processes include integrated circuit (IC) manufacturing, IC packaging and the assembly of PCBs. Several precision thermal process steps are required in each application. In advanced semiconductor packaging, processing takes place at both the wafer level and die level. At the wafer level, deposited solder must be thermally treated to form perfectly spherical "bumps." At the die level, these bumps allow the ICs to be bonded to semiconductor package using precise thermal process. In the PCB assembly process, packaged circuits and other components are attached to PCBs. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow, or reflow.

    Materials processing involves many different types of thermal processes. In electronics, thick film firing is used to construct metalized electrical circuits onto ceramic or metal substrates for automotive electronics, microelectronics packaging, resistive heaters, and passive circuit applications. Electrical termination of chip capacitors is achieved by sintering copper to a capacitor to create an electrical connection. Hybrid or microwave RF circuits require electrical shielding in a metal container. This is done using a Glass to Metal Sealing process, in which the glass is bonded to a metal surface to insure a strong, hermetic and electrically insulating joint.

    In addition, the manufacture of many ceramic products or components, from fuel cell anodes and cathodes to substrates for wireless networking products, requires a multi-step thermal process. A binder burnout step in which organics are removed from ceramic laminate materials is followed by a high temperature sintering step that solidifies the ceramic at desired dimensions. Similar sintering processes are used for metal components across a wide variety of applications and for gadolinium and uranium fuel pellet sintering, which take place at temperatures up to 2000(degree)C.

    Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and shift to low cost regions such as China, particularly by electronics producers, has driven the demand for greater value from equipment -- a balance of price and performance.

TECHNOLOGICAL CHALLENGES

    Advanced thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time.

    Advanced thermal processing systems maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the product. In addition, the thermal processing system's heat convection rate must be varied and controlled as different components and materials are processed. The chamber must also dispense heat uniformly across the product at precise temperatures to ensure maximum process uniformity. Also, products must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress.

    Another technological challenge for advanced thermal processing systems is achieving precisely controlled atmospheric conditions within the process chamber. In order to facilitate thermal processing without contamination of or damage to product, many advanced thermal processing systems use a substantially oxygen-free atmosphere of nitrogen or hydrogen in their process chambers. If such gases are used, the entry of contaminating air must be minimized, even though the product enters and exits the system continuously from the ambient atmosphere. Maintaining a pure, safe and controlled atmosphere in the process chamber, while minimizing the consumption of nitrogen or hydrogen gases in order to reduce operating costs, presents significant engineering challenges.

    Handling products in advanced thermal processing systems requires highly reliable conveyance systems that can easily be converted to process a wide variety of products having different specifications, sometimes on side-by-side tracks through the process chamber. The product handling system must also fully support a wide variety of product sizes.

    The mechanical components in advanced thermal processing systems must operate almost continuously in a demanding, elevated temperature environment with frequent thermal cycles. The use of materials that are resistant to high temperature and thermal stress is important to achieving high reliability.

    In applications using flux, volatile compounds in the flux, which is vaporized during the thermal processing cycle, must be contained and collected so that they do not condense in the system or damage the environment. The efficient containment, collection and disposal of the flux are important factors in achieving high system up time, high throughput and reliability.

OUR SOLUTION

    We deliver a broad range of advanced thermal processing systems to serve the needs of manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems enable our customers to increase throughput and yield for advanced semiconductor packaging, PCB assembly and advance materials by providing precise atmosphere and temperature control. In addition to the high performance of our products, we believe the quality standards of our organization and our worldwide service and support are important to our success with industry leading global manufacturers.

    ATMOSPHERE UNIFORMITY AND CONTROL. Our advanced thermal processing systems provide precision control over atmospheric conditions within their process chambers by integrating our gas curtain and physical curtain technologies. Our systems are capable of excluding virtually all oxygen from the critical process steps to maintain the safety and integrity of the process chamber atmosphere. In addition, our systems minimize the consumption of nitrogen or hydrogen, thereby reducing the operating cost of maintaining the atmosphere.

    ACCURATE AND UNIFORM TEMPERATURE. Our high rate convection and fully enclosed coil (FEC) heating modules provide controlled heating capacities across many different applications, thereby enabling our customers to maximize process uniformity and throughput. In addition, our systems apply heat uniformly across the product load, which is critical to ensure optimum processing. Heat up and cool down profiles are also closely controlled for process consistency and the protection of product.

    REPEATABILITY FROM SYSTEM TO SYSTEM. We provide a high degree of repeatability from system to system through our atmosphere and temperature controls and the reliability of our systems. This is a critical attribute because our customers must achieve uniform manufacturing performance in plants located throughout the world.

    PROCESSING FLEXIBILITY. Major electronics manufacturers process many sizes of PCBs and often need rapid product changeover capabilities. Our systems can process PCBs of different sizes with minimal or no reconfiguration. Rapid changeover reduces down time and increases manufacturing volume. In addition, our high temperature products can be configured for multiple process applications allowing for versatility in materials manufacturing.

    RELIABILITY. Our customers place a high premium on reliability. Reliability is a major contributor to low cost of ownership because high up time can increase the productivity of an entire production line. We believe our advanced thermal processing systems are the most reliable in our customers' production lines and among the most reliable advanced thermal processing systems in the world.

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

PRODUCTS

    We supply a broad range of advanced thermal processing systems for electronics and materials manufacturing industries. Our products are used for such applications as semiconductor packaging, PCB assembly, ceramic and metals sintering, thick film firing, fuel pellet sintering and metal brazing. In addition, we have custom product engineering capabilities that allow us to design specific products for unique applications, typically involving high temperatures.

        ADVANCED SEMICONDUCTOR PACKAGING. We sell several systems for the thermal processes used in advanced semiconductor packaging.

        WAFER BUMP REFLOW. Our TCAS series of continuous belt advanced thermal processing system is rated up to 800(degree)C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen using patented gas barrier technology to achieve a safe and high purity hydrogen atmosphere. Our TCAS systems range in price from $100,000 to $300,000 and are available in various belt widths and heated lengths.

        We also provide advanced solutions for wafer bump reflow by integrating automated handling systems with thermal equipment for processing both 200mm and 300mm wafers. The 300mm systems are fully compliant with I300i protocol and with SEMI S2 and S8 standards. These integrated systems range in price from $600,000 to $1.5 million.

        FLIP CHIP REFLOW IN PACKAGE. Flip Chip Reflow provides the physical and electronical bond of the semiconductor device to its package. The PARAGON family of advanced convection reflow systems, using specialized fan drives, is rated up to 400(degree)C and operates in air or nitrogen atmospheres. Paragon utilizes impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, Paragon can process substrates in dual track configurations, thereby enabling our customers to double production without increasing the machine's footprint. The Paragon family is available in three models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. Paragon products range in price from $70,000 to $160,000.

    PCB SOLDER REFLOW. We currently sell two families of advanced thermal processing systems used in the solder reflow and cure stages of PCB assembly.

    The new PYRAMAX family of advanced convection reflow systems is designed on a single platform to be rapidly configurable, which reduces the product build cycle, allowing us to meet customer demands for shorter delivery lead times. Pyramax products offer our customers reduced capital cost, lower nitrogen consumption and reduced scheduled maintenance cycles.

    Pyramax provides increased process flexibility due to its ability to process PCBs up to 24 inches wide. Rated up to 350(degrees)C, these products are capable of operating in air or nitrogen atmospheres and have increased convection flow for greater performance and lead free processes. Pyramax utilizes impingement technology to transfer heat to the substrate. These systems are offered in 7-zone and 10-zone heated lengths and are capable of processing lead-free solder. They range in price from $40,000 to $150,000.

    The solder reflow process requires the thermal processing system to manage flux residues out gassed during the processing of the PCBs. Pyramax advanced thermal processing systems are equipped with a patented flux management system that isolates the flux outside the main process chamber, thereby helping to maintain the integrity of the atmosphere and facilitate easy disposal. Pyramax also features a closed loop convection control system to provide repeatable processes and controllable convection flows used in direct chip attach processes.

    The VIP family of fan based reflow and curing systems is rated up to 300(degrees)C and is available in either air or air/nitrogen configurations. VIP also utilizes an impingement convection technology. The VIP uses 2.5 kilowatt heaters and is available in 5-zone and 10-zone heated lengths. The VIP series can be upgraded to process lead-free materials and ranges in price from $40,000 to $100,000.

    ADVANCED MATERIALS PROCESSING. We sell several systems for the thermal processes used in advanced materials processing.

       THICK FILM RESISTORS AND CONDUCTORS. FAST FIRE continuous belt advanced thermal processing systems are rated up to 1050(degree)C in air. These systems are used for firing thick film pastes in the production of hybrid circuits and can achieve an across belt temperature uniformity of +/-1(degree)C. Such thermal uniformity is critical in the production of resistor circuits. These systems are available in various belt widths and heated lengths and range in price from $50,000 to $180,000.

       Our TCA continuous belt advanced thermal processing systems, rated up to 1150(degree)C in multiple atmospheres such as nitrogen, hydrogen, forming gas and dissociated ammonia, are used for ceramic sintering, copper termination, glass to metal sealing, metal brazing and many other processes requiring tight atmosphere and temperature control. The TCA utilizes an advanced gas scrubbing system to control the binder remover phase in the termination firing process. Unique features like venturi exhaust and patented eductor technology make TCA essential for advanced materials processing. The TCA is available in various belt widths and heated lengths and ranges in price from $70,000 to $500,000.

        Our Walking Beam system is designed for high volume production applications with very heavy loads. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation at temperatures up to 2000(degree)C. This system ranges in price from $500,000 to $2.0 million.

CUSTOM APPLICATIONS

    We design and manufacture custom high temperature systems used in such applications as metals brazing, ceramic sintering and thin film coatings.

    CERAMIC SINTERING. BTU's walking beam thermal processing system is rated up to 2000(degree)C and operates in hydrogen reducing atmospheres primarily used for sintering of multilayer ceramics. In addition, we offer a batch furnace with elevator hearth loading to accomplish precise high temperature ceramic sintering processes such as fuel cell and synthetic gas components requiring tight temperature uniformity to maintain close dimensional tolerances and minimize deformation of the product. The elevator batch system achieves temperature uniformity of +/- 5(degree)C across the load at high throughput rates.

     We also offer a pusher thermal processing system, which is rated up to 1800(degrees)C in a hydrogen reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.2 million.

CUSTOMERS

    Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our customers include industry leaders such as Intel, IBM, Advanced Semiconductor Engineering (ASE), Nokia, Samsung, Celestica, Dana, Delphi and Foxconn.

     Our largest revenue generating customers have historically accounted for a significant percentage of our net sales. Aggregate net sales to our ten largest customers accounted for approximately 35% of our net sales in 2002. In 2002 sales to IBM, our largest customer for the year represented approximately 15% of net sales.

SALES AND MARKETING

    We market and sell our products through our direct sales force and independent sales representatives throughout the world. Our Sales and Marketing force are responsible for educating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our independent sales representatives provide ongoing services to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. These service functions allow us to market future sales within our current customer base. In addition, our management and sales teams participate in periodic trade conventions, through which we aggressively market our products to potential customers.

    We market our systems and services globally. Approximately 61% of our net sales originate outside the United States, with Asia Pacific and Europe representing 36% and 17% of net sales, respectively, and 8% to Other Americas.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering were: $6.2 million in 2000, $5.0 million in 2001 and $3.6 million in 2002. A large percentage of our research, development and engineering expense in 2002 was spent on the development of integrated solutions for wafer bump reflow, the launch of extensions to the Pyramax solder reflow platform and in support of custom design solutions.

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

MANUFACTURING AND SUPPLIERS

    Our principal manufacturing operations consist of final assembly, systems integration and testing at our facility in North Billerica, Massachusetts. We outsource the manufacture of many of our subsystems to a number of key suppliers and maintain close relationships with them while also maintaining qualified alternative suppliers in the event we exceed the capacity of our key suppliers and to maintain a cost down focus.

    We continue to invest in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems thereby reducing cycle time and increasing our inventory turnover. We adhere closely to the principles of total quality management and have been ISO 9001 certified since 1998. Our customers, suppliers and employees are encouraged to provide feedback and suggestions for improvements in products and services.

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

BACKLOG

    Backlog as of December 31, 2002 was $5.2 million, compared to $8.0 million as of December 31, 2001. As of December 31, 2002, we expected to ship our year-end backlog within 6 to 20 weeks. Most of our backlog for solder reflow systems are expected to be shipped within 3 to 8 weeks. The backlog of our custom systems are expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has signed a purchase order and a delivery schedule has been specified. Because of possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

COMPETITION

    Several companies compete with us in selling advanced thermal processing systems. Although price is a factor in buying decisions, we believe that technological leadership, process capability, throughput, environmental safeguards, uptime, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price.

    Our principal competitors for advanced semiconductor packaging and PCB assembly equipment vary by product application. Our principal competitors for advanced semiconductor packaging are Sikama, RTC, and Heller Industries. Our principal competitors for solder reflow systems are Electrovert-Speedline Technologies (a Cookson Electronic Company), Heller Industries, and Vitronics-Soltec, Inc. (a Dover Technologies Company). Our high temperature systems for thick film, hybrid circuits, ceramics and other applications compete primarily against systems sold by Lindberg (a Unit of SPX Corp.), SierraTherm Production Furnaces, Inc., Centrotherm and Harper International Corp.

EMPLOYEES

    As of March 21, 2003, we had 177 employees, of whom 59 are engaged in sales, marketing and service, 23 in research, development and engineering, 20 in finance and administration and 75 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

    One of BTU's core values is protecting the environment in which we operate and the environment in which our equipment operate. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2003.

ITEM 2.  PROPERTIES

FACILITIES

    We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot manufacturing facility. We currently operate our manufacturing facility on a full time first shift basis. In England, we lease a facility for our European sale and service operations. We also rent office space in Paris, France. In Asia, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines. We are currently in construction of a leased facility in Shanghai, China. We believe that our plant and our current China facilities and capital equipment provide sufficient manufacturing capacity into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                       AGE                POSITIONS
         ----                       ---                ---------
Paul J. van der Wansem              63     Chairman of the Board of Directors

Mark R. Rosenzweig                  56     President and Chief Executive Officer

Thomas P. Kealy                     60     Vice President, Corporate Controller and Chief Accounting Officer

James M. Griffin                    45     Vice President of Sales-Americas

    Paul J. van der Wansem is Chairman of our Board of Directors. He was also President and Chief Executive Officer from 1979 until July 2002 when he stepped down from these functions upon the hiring of Mark R. Rosenzweig. From December 1977 to 1981, he served as Vice President of Holec, N.V., a Dutch electronics company, and from 1978 to 1981, he was also president of Holec (USA), Inc. From 1973 to 1977, he worked as a Management Consultant for the Boston Consulting Group, Inc. From 1970 to 1973, Mr. van der Wansem worked as an Adjunct Director of First National City Bank in Amsterdam and New York. Mr. van der Wansem received an undergraduate degree in automotive engineering from Bromsgrove College, England and holds an M.B.A. from IMD, Switzerland.

    Mark R. Rosenzweig joined BTU in July 2002 as President and Chief Executive Officer. From 1992 to 2002, Mr. Rosenzweig held various positions with The BOC Group, a UK based, FT 100 company, with his last position as the Chief Executive of the BOC Edwards US operations which was a major supplier of industrial gases and process equipment to the semiconductor industry. From 1991 to 1992, Mr. Rosenzweig was President and CEO of Datamarine, International., a Nasdaq listed, marine navigation and communications company. From 1979 to 1991, Mr. Rosenzweig held various management positions with Adams-Russell Company, which became part of Ma/Com in 1989 at which time he became a Corporate VP at Ma/Com running the Signal Processing Group. Mr. Rosenzweig holds a BSEE from Stevens Institute of Technology, Hoboken, NJ.

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

    James M. Griffin has been Vice President Sales-Americas of our company since February 2000. Previously, Mr. Griffin was our Director of Sales-North America, and has held a number of positions within our company's sales organization. He has been with our company for 19 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock has been listed on the Nasdaq National Market System under the symbol "BTUI" since February 7, 1989. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market System.

                                                                    HIGH    LOW
                                                                    ----    ---
Fiscal Year Ended December 31, 2001:
  First Quarter...............................................      10.00   4.75
  Second Quarter..............................................       7.42   4.50
  Third Quarter...............................................       6.20   3.02
  Fourth Quarter..............................................       4.52   3.00
Fiscal Year Ended December 31, 2002:
  First Quarter...............................................       6.48   4.05
  Second Quarter..............................................       6.00   3.66
  Third Quarter...............................................       4.25   1.93
  Fourth Quarter..............................................       2.70   1.63

    As of March 24, 2003 there were approximately 504 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2001 and December 31, 2002 have been derived from our consolidated financial statements audited by independent public accountants, and are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 1998 and December 31, 1999 and the selected consolidated balance sheet data as of December 31, 1998, December 31, 1999 and December 31, 2000 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
                                                                       1998          1999         2000          2001         2002
                                                                       ----          ----         ----          ----         ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales......................................................      $ 57,208      $ 71,260     $ 99,494      $ 47,057     $ 30,631
Cost of goods sold.............................................        33,946        42,449       59,112        31,625       21,030
                                                                     --------      --------     --------      --------     --------
  Gross profit.................................................        23,262        28,811       40,382        15,432        9,601
Selling, general and administrative............................        16,800        20,284       25,310        16,328       13,413
Research, development and engineering..........................         4,575         4,786        6,231         5,001        3,587
Restructuring charge and executive retirement(1)...............            --            --           --            --        1,350
                                                                     --------      --------     --------      --------     --------


  Operating income (loss)......................................         1,887         3,741        8,841        (5,897)      (8,749)
Interest income (expense), net.................................           (46)            8          (54)          (53)        (150)
Other income (expense).........................................            73            24         (440)            2           12
                                                                     --------      --------     --------      --------     --------
Income (loss) before provision for income taxes................         1,914         3,773        8,347        (5,948)      (8,887)

  Net income (loss)............................................      $  1,533      $  2,838     $  5,422      $ (3,747)    $ (7,072)
                                                                     ========      ========     ========      ========     ========

Earnings per share, diluted (2)................................      $   0.22      $   0.41     $   0.74      $   (.54)    $  (1.03)
                                                                     ========      ========     ========      ========     ========

Weighted average shares outstanding, diluted...................         7,118         6,968        7,278         6,928        6,886

                                                                                                    DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                 1998       1999        2000       2001       2002
                                                                                 ----       ----        ----       ----       ----
                                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents...................................................   $ 10,594   $ 12,431    $  8,886   $ 15,716   $ 13,847
Working capital.............................................................     24,961     26,693      30,709     26,571     21,411
Total liabilities...........................................................     15,478     17,346      19,363     10,185     10,413
Total assets................................................................     38,615     43,149      51,160     37,836     31,514
Stockholders' equity........................................................     23,137     25,803      31,797     27,651     21,101

----------

(1) The Company recorded a $360,000 restructuring charge in the third quarter 2002. This charge was solely related to severance costs associated with the reduction of 44 employees across all lines of the Company. In the fourth quarter of 2002, the Company recorded a $990,000 charge associated with benefits under an executive retirement agreement for its former President and Chief Executive Officer.

(2) Common share equivalents are anti dilutive when in a loss position.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We design, manufacture, sell and support advanced thermal processing systems used primarily for semiconductor packaging, printed circuit boards (PCB) assembly and advanced materials processing. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures.

    We derive our net sales from customers around the world. Our customers include large multinational OEMs and EMS providers requiring advanced thermal processing equipment solutions. In 2002, net sales to our five largest customers accounted for 31.4% of our total net sales. Our net sales in 2002 were dispersed worldwide, with approximately 39.0% to customers in the United States, 36.0% to Asia Pacific customers, 17.0% to European customers and 8.0% to Other Americas. Over the past three years, the percentage of our net sales to international customers was 66.0% in 2000, 59.0% in 2001 and 61.0% in 2002.

    CRITICAL ACCOUNTING POLICIES

    The following is a discussion of those accounting policies that the Company deems to be "critical" -- that is, they are important to the portrayal of the Company's financial condition and results, and they reflect management's reliance on estimates regarding matters that are inherently uncertain.

     REVENUE RECOGNITION ON LONG-TERM AGREEMENTS -- The Company regularly enters into sales transactions projects that take longer than the normal business cycle. The Company accounts for these projects on a percentage completion basis. Using this method, revenues are recognized based on the ratio of costs incurred to the project's total estimated costs. To the extent that the Company's estimates regarding costs or time required for completion prove to be materially inaccurate, the Company's revenues for a period may likewise be materially different. The Company routinely reviews estimates relating to these projects, and regularly revises the estimates when necessary to reflect a change in outlook. Revisions to cost estimates result in a charge to revenues for the period in which the facts leading to the revision become known. Adjustments to revenues based on revisions to estimates under long-term agreements were insignificant for each of the three years ending December 31, 2002.

         For more information on the Company's general revenue recognition policies, please see Note 1 to the financial statements included in this report.

    INVENTORY VALUATION -- The Company's inventories consist of material, labor and manufacturing overhead costs. The Company determines the cost of inventory based on the first-in, first-out method (FIFO). The Company regularly reviews the quantity of inventories on hand and compares these quantities to the expected usage of each applicable product or product line. The Company's inventories are regularly adjusted in value to the lower of costs and/or net realizable value. Since the value of the Company's inventories depends in part on the Company's estimates of each product's net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments the Company is required to make to lower the value of the inventories are recorded as a charge to cost of revenue.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.

                                                                                 FISCAL YEAR ENDED
                                                                                    DECEMBER 31,
                                                                       ------------------------------------
                                                                       2000            2001            2002
                                                                       ----            ----            ----
Net sales ...................................................         100.0%          100.0%          100.0%
Cost of goods sold ..........................................          59.4%           67.2%           68.7%
                                                                     ------          ------          ------
  Gross profit ..............................................          40.6%           32.8%           31.3%
Operating expenses:
  Selling, general and administrative .......................          25.4%           34.7%           43.8%
  Research, development and engineering......................           6.3%           10.6%           11.7%
  Restructuring and executive retirement.....................           0.0%            0.0%            4.4%
                                                                     ------          ------          ------
  Operating income(loss) ....................................           8.9%          (12.5)%         (28.6)%
Interest income .............................................           0.4%            0.8%            0.7%
Interest expense ............................................          (0.4)%          (0.9)%          (1.2)%
Other income (expense), net .................................          (0.4)%           0.0%            0.0%
                                                                     ------          ------          ------
Income(loss) before provision for (benefit from) income taxes           8.4%          (12.6)%         (29.1)%
Provision for (benefit from) income taxes ...................           2.9%           (4.7)%          (5.9)%
                                                                     ------          ------          ------
Net income (loss) ...........................................           5.5%           (7.9)%         (23.2)%
                                                                     ======          ======          ======

FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

    Net Sales. Net sales decreased 34.9% from $47.1 million in 2001 to $30.6 million in 2002. The decrease in 2002 net sales was primarily due to decreases in product shipments of the Company's solder reflow systems, due to the lower demand in orders from our key electronics board assembly customers.

    The percentage of net sales attributable to our customers in the United States decreased in 2002 by 2.0%, net sales attributable to our customers in Europe decreased by 7.4%, net sales attributable to our Asia Pacific customers increased by 7.9% and net sales attributable to our customers in the other Americas increased by 1.5% as compared to 2001. The decrease in the percentage of net sales to United States and European customers reflects the shift in the electronics business to Asia Pacific. The effect of price discounting for specific products has materially impacted the change in net sales for the periods presented.

    Gross Profit. Gross profit decreased 37.8% from $15.4 million in 2001 to $9.6 million in 2002 and, as a percentage of net sales, decreased from 32.8% in 2001 to 31.3% in 2002. The decrease in gross profit and gross profit percentage for 2002 was the direct result of decrease demand for products in the electronics industry. The decrease demand resulted in significant price pressure and under-absorption of costs.

    Selling, General and Administrative. Selling, general and administrative costs decreased 17.9% from $16.3 million in 2001 to $13.4 million in 2002, and as a percentage of net sales, increased from 34.7% to 43.8%. The decreases in costs were primarily the result of reductions in personnel and related overhead expenses. The primary reason for the increase in S,G & A as a percentage of sales is the 35% decrease in sales.

    Research, Development and Engineering. Research, development and engineering costs decreased 28.3% from $5.0 million in 2001 to $3.6 million in 2002, and as a percentage of net sales, increased from 10.6% in 2001 to 11.7% in 2002. The Company continued its support in new product development, but at reduced levels given the current economic climate.

     Restructuring & Executive Retirement. In the third quarter of 2002, the Company reduced its personnel to better align its spending with the current economic market for its products. The Company recorded a $360,000 restructuring charge representing severance costs for terminated employees mainly related to wages and related benefits. In the fourth quarter of 2002, the Company recorded a $990,000 charge associated with benefits under an executive retirement agreement for its former President and CEO.

    Operating Loss. Operating loss increased 48.4% from $(5.9) million in 2001 to $(8.7) million in 2002, and as a percentage of net sales, operating loss increased from (12.5)% in 2001 to (28.6)% 2002. The decline in operating income is the result of the sales decline, lower gross margins and higher operating costs as a percentage of sales.

    Income Taxes. Income tax benefit decreased from a $2.2 million benefit in 2001 to a $1.8 million benefit in 2002. The 20.4% tax benefit in 2002 is due to recording of a valuation allowance due to uncertainty about realization of deferred tax assets in the future. The Company's statutory federal income tax rate is 34%.

FISCAL YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

    Net Sales. Net sales decreased 52.7% from $99.5 million in 2000 to $47.1 million in 2001. The decrease in 2001 net sales reflects the lower demand for our products, primarily by our large multinational EMS providers. This decrease in net sales also reflects the slowdown in the electronics manufacturing market.

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

    Income Taxes. Income taxes decreased from a $2.9 million provision in 2000 to a $2.2 million benefit in 2001. Our effective tax provision and benefit rates were 35% in 2000 and 37% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2002, we had $13.8 million in cash and cash equivalents, a decrease of $1.9 million compared to December 31, 2001. The decrease was the result of net losses of $7.1 million, partially offset by decreases in inventory and accounts receivable and non cash expenses such as depreciation and deferred compensation.

    The Company has an unsecured revolving line of credit with the bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14.0 million against a borrowing base of all assets except real estate. We may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants for which the Company is in compliance. No borrowings were outstanding under this agreement.

    We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at December 31, 2002 of approximately $4.3 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

    The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $170,000 in 2002, $260,000 in 2001 and $310,000 in 2000. The
Company has a lease assignment of approximately $195,000 in rent expense per year through March 2010. As of December 31, 2002, the future minimum lease commitment for this facility is $1,182,000, payable as follows: $163,000 for the year 2003 through 2009, $41,000 for 2010.

    We expect that our cash position will be sufficient to meet our corporate, operating and capital requirements into 2004.

MARKET RISK DISCLOSURE

    Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.

    As of December 31, 2002, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debts.

OTHER MATTERS

    The impact of inflation and the effect of foreign exchange rate changes during 2002 have not had a material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30,2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The adoption of this statement did not have a material impact on its results of operations because the Company did not, and currently does not have any goodwill on the balance sheets.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on its results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this statement did not have a material impact on its results of operations.

    In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by item 8 of Form 10-K is presented here in the following order:

Unaudited Quarterly Financial Information

Consolidated Balance Sheet as of December 31, 2002 and 2001

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to

Consolidated Financial Statements Reports of Independent Public Accountants

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2002 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                QUARTER ENDED
                                         ------------------------------------------------------------------------------------------
                                         APRIL 1,   JULY 1,     SEPT.30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT.29,    DEC. 31,
                                           2001       2001        2001        2001        2002        2002        2002        2002
                                           ----       ----        ----        ----        ----        ----        ----        ----
Net sales..............................  $16,581    $14,037     $ 9,099     $ 7,340     $ 8,507     $ 9,360     $ 7,100     $ 5,663
Cost of goods sold.....................    9,869     10,831       6,041       4,885       5,940       6,239       4,601       4,250
                                         -------    -------     -------     -------     -------     -------     -------     -------
Gross profit...........................    6,712      3,206       3,058       2,455       2,567       3,121       2,499       1,413
Selling, general and administrative....    5,091      4,254       3,329       3,653       3,583       3,835       3,409       2,585
Research, development and engineering..    1,501      1,383       1,116       1,001         946         911         903         826
Restructuring and Executive Retirement        --         --          --          --          --          --         360         990
                                         -------    -------     -------     -------     -------     -------     -------     -------
Income (loss) from operations..........      120     (2,431)     (1,387)     (2,199)     (1,962)     (1,625)     (2,173)     (2,988)
Interest income (expense), net.........       (2)       (47)          5          (9)        (38)        (39)        (38)        (35)
Other income (expense), net............        5        (11)          0           8           -           2          11          (1)
                                         -------    --------    -------     -------     -------     -------     -------     --------
Income (loss) before taxes.............      123     (2,489)     (1,382)     (2,200)     (2,000)     (1,662)     (2,200)     (3,024)
Income tax (benefit) provision.........       46       (921)       (513)       (813)       (700)       (197)       (539)       (379)
                                         -------    -------     -------     -------     -------     -------     -------     -------
  Net income (loss)....................  $    77    $(1,568)    $  (869)    $(1,387)    $(1,300)    $(1,465)    $(1,661)    $(2,645)
                                         =======    =======     =======     =======     =======     =======     =======     =======
Earnings per share, diluted............  $  0.01    $ (0.23)    $ (0.13)    $ (0.20)    $ (0.19)    $ (0.21)    $(0..24)    $ (0.38)
                                         =======    =======     =======     =======     =======     =======     =======     =======

Weighted average shares, diluted.......    7,251      6,967       6,972       6,842       6,841       6,870       6,910       6,923

                                                                               QUARTER ENDED
                                           -----------------------------------------------------------------------------------------
                                           APRIL 1,    JULY 1,   SEPT.30,   DEC. 31,    MAR. 31,    JUNE 30,    SEPT.29,    DEC. 31,
                                             2001       2001       2001       2001        2002        2002        2002        2002
                                             ----       ----       ----       ----        ----        ----        ----        ----
PERCENTAGE OF NET SALES:
Net sales..............................     100.0%     100.0%     100.0%     100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold.....................      59.5       77.2       66.4       66.6        69.8        66.7        64.8        75.0
                                            -----      -----      -----      -----       -----       -----       -----       -----
Gross profit ..........................      40.5       22.8       33.6       33.4        30.2        33.3        35.2        25.0
Selling, general and administrative....      30.7       30.3       36.6       49.8        42.1        41.0        48.0        45.6
Research, development and engineering..       9.1        9.8       12.2       13.6        11.0         9.7        12.7        14.6
Restructuring & Executive Retirement...       0.0        0.0        0.0        0.0         0.0         0.0         5.1        17.5
                                            -----      -----      -----      -----       -----       -----       -----       -----
Income (loss) from operations..........       0.7      (17.3)     (15.2)     (30.0)      (23.1)      (17.4)      (30.6)      (52.7)
Interest income (expense), net.........       0.0       (0.3)       0.0       (0.1)       (0.4)       (0.4)       (0.5)       (0.6)
Other income (expense), net............       0.0       (0.1)       0.0        0.1         0.0         0.0         0.1        (0.1)
                                            -----      -----      -----      -----       -----       -----       -----       -----
Income (loss) before taxes.............       0.7      (17.7)     (15.2)     (30.0)      (23.5)      (17.8)      (31.0)      (53.4)
Income tax (benefit) provision.........       0.3       (6.5)      (5.6)     (11.1)       (8.2)       (2.1)       (7.6)       (6.7)
                                            -----      -----      -----      -----       -----       -----       -----       -----
  Net income (loss)....................       0.4%     (11.2)%     (9.6)%    (18.9)%       0.4%      (15.7)%     (23.4)%     (46.7)%
                                            =====      =====      =====      =====       =====       =====       =====       =====

    During the eight quarters in 2001 and 2002, net sales decreased from a high of $16.6 million to a low of $5.7 million. The overall decline in net sales for 2002 is primarily the result of a continual decline in the electronics manufacturing marketplace.

    Gross profits as a percentage of net sales during the last eight quarters began at 40.5% and ended at 25.0%. The decline in gross profit and gross profit as a percent of net sales during 2002 was due to the decrease in demand, price pressure and the under absorption of overhead.

    Selling, general and administrative costs during the last eight quarters of 2001 and 2002 decreased from a high of $5.1 million to a low of $2.6 million. Lower costs were incurred in every area of selling, general and administrative for 2002 including sales, service and commission costs as the Company levels its workforce to reflect the economic reality. However, this decrease in S,G&A spending was not large enough to prevent an increase in the S,G & A as a percentage of sales.

    Research, development and engineering costs decreased in real terms but increased as a percentage of net sales from 2001 to 2002 due to the decrease in net sales for 2002. The Company continues to support new product development, but at reduced levels.

    Income from operations decreased during the eight quarters in 2001 and 2002 from an income of $120,000 to a loss of $(3.0) million. The increase in the loss from operations for the year 2002 was the result of the decrease in net sales versus 2001.

                             BTU INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              AS OF DECEMBER 31,
                                                                                                             ---------------------
                                                                                                             2002             2001
                                                                                                             ----             ----
      ASSETS
      Current Assets:
        Cash and cash equivalents (Notes 1 and 11) ...............................................        $ 13,847         $ 15,716
        Trade accounts receivable, less reserves of $172 and $230 at December 31, 2002 and 2001,
           respectively (Note 1)..................................................................           4,532            5,626
        Inventories, net (Note 1) ................................................................           6,668            9,051
        Refundable income taxes ..................................................................           1,700            1,425
        Deferred income taxes (Notes 1 and 6) ....................................................              --               34
        Other current assets .....................................................................             417              557
                                                                                                          --------         --------
                Total current assets .............................................................          27,164           32,409
                                                                                                          --------         --------
      Property, Plant and Equipment, at cost (Notes 1 and 3)
        Land .....................................................................................             210              210
        Buildings and improvements ...............................................................           7,894            7,805
        Machinery and equipment ..................................................................           7,645            7,626
        Furniture and fixtures ...................................................................             856              853
                                                                                                          --------         --------
                                                                                                            16,605           16,494
           Less-accumulated depreciation .........................................................         (12,568)         (11,376)
                                                                                                          --------         --------
        Net property, plant and equipment ........................................................           4,037            5,118
                                                                                                          --------         --------
      Other assets, net of accumulated amortization of $362 in
        2002 and $455 in 2001 ....................................................................             313              309
                                                                                                          --------         --------
                Total Assets .....................................................................        $ 31,514         $ 37,836
                                                                                                          ========         ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
        Current maturities of long-term debt and capital lease obligations (Notes 3 and 11) ......        $    329         $    297
        Current portion of long-term deferred compensation (Note 13) .............................             200               --
        Trade accounts payable (Note 9) ..........................................................           2,601            2,846
        Customer deposits ........................................................................             213              277
        Accrued expenses (Note 2) ................................................................           2,410            2,418
                                                                                                          --------         --------
                Total current liabilities ........................................................           5,753            5,838
      Long-term debt and capital lease obligations less current maturities(Notes 3 and 11) .......           4,010            4,347
      Long-term deferred compensation(Note 13) ...................................................             650               --
                                                                                                          --------         --------
                Total Liabilities ................................................................        $ 10,413         $ 10,185
                                                                                                          --------         --------
      Commitments and contingencies(Note 3)
      Stockholders' Equity (Note 8):
        Series preferred stock, $1.00 par value --
           Authorized -- 5,000,000 shares; Issued and outstanding -- none ........................              --               --
        Common Stock, $.01 par value --
           Authorized -- 25,000,000 shares: Issued -- 8,151,588, outstanding -- 7,002,578 in 2002;
           and Issued -- 7,975,419, outstanding -- 6,833,309 in 2001..............................              81               80
        Additional paid-in capital ...............................................................          21,976           21,534
        Deferred Compensation ....................................................................             (71)             (76)
        Retained earnings ........................................................................           3,035           10,107
        Less: treasury stock at cost, 1,149,010 shares at December 31,2002 and 1,142,110 shares at
           December 31, 2001 .....................................................................          (4,177)          (4,150)
        Accumulated other comprehensive income ...................................................             257              156
                                                                                                          --------         --------
                Total stockholders' equity .......................................................          21,101           27,651
                                                                                                          --------         --------
                Total Liabilities and Stockholders' Equity .......................................        $ 31,514         $ 37,836
                                                                                                          ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             2002             2001            2000
                                                             ----             ----            ----
Net sales (Notes 1, 4 and 5) .....................        $ 30,631         $ 47,057         $ 99,494
Cost of goods sold ...............................          21,030           31,625           59,112
                                                          --------         --------         --------
Gross profit .....................................           9,601           15,432           40,382
                                                          --------         --------         --------
  Selling, general and administrative ............          13,413           16,328           25,310
  Research, development and engineering (Note 1)..           3,587            5,001            6,231
  Restructuring and executive retirement (Note 13)            1,350               --               --
                                                          --------         --------         --------
Operating (loss) income ..........................          (8,749)          (5,897)           8,841
                                                          --------         --------         --------
  Interest income ................................             217              360              377
  Interest expense (Note 3) ......................            (367)            (413)            (431)
  Other income (expense) .........................              12                2             (440)
                                                          --------         --------         --------
(Loss) income before provision for income taxes ..          (8,887)          (5,948)           8,347
(Benefit) Provision for income taxes (Notes 1
  and 6)..........................................          (1,815)          (2,201)           2,925
                                                          --------         --------         --------
Net (loss) income ................................        $ (7,072)        $ (3,747)        $  5,422
                                                          ========         ========         ========
Earnings (loss) per share:
  Basic ..........................................        $  (1.03)        $  (0.54)        $   0.79
                                                          ========         ========         ========
  Diluted ........................................        $  (1.03)        $  (0.54)        $   0.74
                                                          ========         ========         ========
Weighted average number of shares outstanding:
  Basic shares ...................................           6,886            6,928            6,876
  Effect of dilutive options .....................              --               --              402
                                                          --------         --------         --------
  Diluted shares .................................           6,886            6,928            7,278
                                                          ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         ACCUMULATED
                                                      ADDITIONAL                                            OTHER          TOTAL
                                            COMMON     PAID-IN     DEFERRED     RETAINED     TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                                             STOCK     CAPITAL       COMP.      EARNINGS       STOCK       INCOME         EQUITY
                                             -----     -------       -----      --------       -----       ------         ------
        BALANCE AT DECEMBER 31, 1999 .....    $78      $20,543      $  --       $  8,432      $(3,538)      $ 288       $ 25,803
          Net income .....................     --           --         --          5,422           --          --          5,422
          Translation adjustment .........     --           --         --             --           --        (109)          (109)
          Sale of common stock and
            exercise of stock options ....      1          446         --             --           --          --            447
         Tax benefits of options exercised     --          234         --             --           --          --            234
                                              ---      -------      -----       --------      -------       -----       --------
        BALANCE AT DECEMBER 31, 2000 .....     79       21,223         --         13,854       (3,538)        179         31,797
          Net income .....................     --           --         --         (3,747)          --          --         (3,747)
          Translation adjustment .........     --           --         --             --           --         (23)           (23)
          Sales of common stock and
            exercise of stock options ....      1          189         --             --           --          --            190
          Purchase of treasury stock .....     --           --         --             --         (612)         --           (612)
          Stock based compensation .......     --          122       (122)            --           --          --             --
          Deferred compensation ..........     --           --         46             --           --          --             46
        BALANCE AT DECEMBER 31, 2001 .....     80       21,534        (76)        10,107       (4,150)        156         27,651
                                              ---      -------      -----       --------      -------       -----       --------
          Net loss .......................     --           --         --         (7,072)          --          --         (7,072)
          Translation adjustment .........     --           --         --             --           --         101            101
          Sales of common stock and
            exercise of stock options ....      1          228         --             --           --          --            229
          Purchase of treasury stock .....     --           --         --             --          (27)         --            (27)
          Stock based compensation .......     --          214        (74)            --           --          --            140
          Deferred compensation ..........     --           --         79             --           --          --             79
                                              ---      -------      -----       --------      -------       -----       --------
        BALANCE AT DECEMBER 31, 2002 .....    $81      $21,976      $ (71)      $  3,035      $(4,177)      $ 257       $ 21,101
                                              ===      =======      =====       ========      =======       =====       ========



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                      2002        2001          2000
                                                                      ----        ----          ----
Net (loss) income............................................       $(7,072)     $(3,747)      $5,422
Other comprehensive income
  Foreign currency translation adjustment....................          101          (23)         (109)
                                                                    -------      -------       ------
Comprehensive (loss) income..................................       $(6,971)     $(3,770)      $5,313
                                                                    =======      =======       ======


   The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                2002           2001           2000
                                                                                                ----           ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)income .....................................................................      $ (7,072)      $ (3,747)      $  5,422
 Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
   Depreciation and amortization ......................................................         1,299          1,262          1,233
   Deferred income taxes ..............................................................            34           (671)        (1,126)
   Stock based compensation ...........................................................           219             --             --
   Deferred compensation ..............................................................           850             46             --
 Net changes in operating assets and liabilities:
   Trade Accounts receivable ..........................................................         1,094         16,090         (7,153)
   Refundable income taxes ............................................................          (275)        (1,425)            --
   Inventories ........................................................................         2,383          4,568         (4,002)
   Other current assets ...............................................................           140            (79)           166
   Other assets .......................................................................            30            (17)            13
   Accounts payable ...................................................................          (245)        (4,076)           257
   Customer deposits ..................................................................           (64)           (36)           313
   Accrued expenses ...................................................................            (8)        (4,085)         2,839
   Tax benefit of stock options exercised .............................................            --             --            234
                                                                                             --------       --------       --------
      Net cash provided by (used in) operating activities .............................        (1,615)         7,830         (1,804)
                                                                                             --------       --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net ......................................          (193)          (245)        (1,813)
                                                                                             --------       --------       --------
      Net cash used in investing activities ...........................................          (193)          (245)        (1,813)
                                                                                             --------       --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments under long-term debt and capital lease obligations ................          (305)          (310)          (266)
 Payments for debt refinancing ........................................................           (59)             0              0
 Proceeds from issuance of common stock and Exercise of stock options .................           229            190            447
 Purchase of treasury stock ...........................................................           (27)          (612)            --
                                                                                             --------       --------       --------
      Net cash (used in) provided by financing activities .............................          (162)          (732)           181
                                                                                             --------       --------       --------
 EFFECT OF EXCHANGE RATES ON CASH .....................................................           101            (23)          (109)
                                                                                             --------       --------       --------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................................        (1,869)         6,830         (3,545)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................        15,716          8,886         12,431
                                                                                             --------       --------       --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................      $ 13,847       $ 15,716       $  8,886
                                                                                             ========       ========       ========


Supplemental disclosures of cash flow information are included in Note 10.


  The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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

ACCOUNTS RECEIVABLE

     Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $90,000, $24,000 and $46,000 for 2002, 2001 and 2000, respectively.

INVENTORIES

    Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

    Inventories consist of the following (in thousands):

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                 -----------------------
                                                  2002             2001
                                                  ----             ----
Raw materials and manufactured components        $ 4,548         $ 5,439
Work-in-progress ........................          2,066           3,026
Finished goods ..........................            816           1,122
Less: Reserve ...........................           (762)           (536)
                                                 -------         -------
                                                 $ 6,668         $ 9,051
                                                 =======         =======

      The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of revenue, any amounts required to reduce the carrying value of the inventory to net realizable value. In 2002, 2001, and 2000, respectively, $411,000, $533,000 and $142,000 were recorded as a charge to cost of revenue.

PROPERTY, PLANT AND EQUIPMENT

    The Company provides for depreciation using the straight-line method over the assets' useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements ..................................         8-25 years
Machinery and equipment .....................................          2-8 years
Furniture and fixtures ......................................          5-8 years

    Depreciation expense was $1,274,000, $1,255,000 and $1,226,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

    The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes SFAS 121. However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

    Long-lived assets include property, plant and equipment, deferred financing costs and the cash surrender value of life insurance. Amortization on deferred financing costs were $25,000, $7,000 and $7,000 in 2002, 2001 and 2000, respectively.

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions can not be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

    The Company also has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the year ended December 31, 2002, $432,266 of revenue was recognized using the percentage of completion method. For the year ended December 31, 2001, $3.4 million of revenue was recognized and for year ended December 31, 2000, $961,680 of revenue was recognized using the percentage of completion method.

    The Company accounts for shipping and handling costs billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost." Amounts billed to customers for shipping and handling costs are reclassified as revenues with the associated costs reported as selling costs. The amounts charged to selling expense for 2002 and 2001 were $160,000 and $378,000, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

    Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding that were not included in the determination of diluted EPS, because they were antidilutive, were 1,258,398 in 2002, 1,050,812 in 2001 and 2,271 in 2000.

RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The adoption of this statement did not have a material impact on its results of operations because the Company did not, and currently does not, have any goodwill.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

    In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

RECLASSIFICATION

    Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2) ACCRUED EXPENSES

    Accrued expenses at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                             2002          2001
                                                             ----          ----
Accrued commissions ..............................         $  638        $1,065
Accrued warranty .................................          1,038           853
Accrued income taxes .............................             92           110
Accrued bonus ....................................              0            15
Payroll and payroll taxes ........................            631           372
Other ............................................             11             3
                                                           ------        ------
                                                           $2,410        $2,418
                                                           ======        ======

(3) DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

    Debt at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                             2002          2001
                                                             ----          ----
Mortgage note payable ................................      $4,298        $4,560
Capital lease obligations, interest rates ranging
  from 10.2% to 10.3%, net of interest of $4 and $9 in
  2002 and 2001, respectively ........................          41            84
                                                            ------        ------

                                                             4,339         4,644
Less current maturities ..............................         329           297
                                                            ------        ------
                                                            $4,010        $4,347
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

    The capital lease obligations relate to various equipment leases used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt and capital lease obligations by year are as follows (in thousands):

                  8.125%                CAPITAL
                 MORTGAGE               LEASES               TOTAL
                 --------               ------               -----
2003               $  309               $   20               $  329
2004                3,989                   21                4,010
                   ------               ------               ------
                   $4,298               $   41               $4,339
                   ======               ======               ======

    At December 31, 2002, the Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of December 31, 2002, no amounts were outstanding under this unsecured revolving line of credit.

    The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $170,000 in 2002, $260,000 in 2001 and $310,000 in 2000. The
Company has a lease assignment of approximately $195,000 in rent expense each year through March 2010. As of December 31, 2002, the future minimum lease commitment for this facility is $1,182,000, payable as follows: $163,000 for the years 2003 through 2009 and $41,000 for 2010.

    The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company's results of operations or financial condition.

(4) FOREIGN OPERATIONS

    The following table shows the amounts (in thousands) and percentages of the Company's revenues by geographic region, for the last three years:

                                      2002            2001            2000
                                 --------------  --------------  --------------
United States................    $ 11,946   39%  $ 19,294   41%  $ 33,828   34%
Europe.......................       5,207   17     11,764   25     26,863   27
Asia Pacific.................      11,027   36     13,176   28     31,838   32
Other Americas...............       2,451    8      2,823    6      6,965    7

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

    The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The majority of the Company's revenues are derived from customers in the retail consumer products industry who are not required to provide collateral for amounts owed to the Company. The Company's customers are dispersed over a wide-geographic area and are subject to periodic review under the Company's credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

    Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any losses in excess of the loss allowance related to individual customers or groups of customers in any particular industry or geographic area.

    One customer represented 16% of revenue in 2002, 15% of revenue in 2001 and 23% of revenue in 2000. As of December 31, 2002, there were two customers that individually accounted for 10% and 13% of accounts receivable.

(6)  INCOME TAXES

    The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):

                                 YEARS ENDED DECEMBER 31,
                    ----------------------------------------------
                     2002                2001                2000
                    -------             -------             ------
Domestic .........  $(8,804)            $(5,912)            $5,636
Foreign ..........      (83)                (36)             2,711
                    -------             -------             ------
Total ............  $(8,887)            $(5,948)            $8,347
                    =======             =======             ======

    For the years ended December 31, 2002, 2001 and 2000, the Company's (benefit) provisions for income taxes were as shown below (in thousands):

                         FEDERAL         STATE         FOREIGN          TOTAL
                         -------         -----         -------          -----
December 31, 2002
  Current .......        $(1,949)        $  45         $    55         $(1,849)
  Deferred ......             34            --              --              34
                         -------         -----         -------         -------
                         $(1,915)        $  45         $    55         $(1,815)
                         =======         =====         =======         =======
December 31, 2001
  Current .......        $  (148)        $  38         $    39         $   (71)
  Deferred ......         (2,013)         (117)             --          (2,130)
                         -------         -----         -------         -------
                         $(2,161)        $ (79)        $    39         $(2,201)
                         =======         =====         =======         =======
December 31, 2000
  Current .......        $ 2,699         $ 427         $   925         $ 4,051
  Deferred ......           (829)         (297)             --          (1,126)
                         -------         -----         -------         -------
                         $ 1,870         $ 130         $   925         $ 2,925
                         =======         =====         =======         =======


    The differences between the statutory United States federal income tax rate of 34% and the Company's effective tax rate are as follows (in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                 2002            2001            2000
                                                                 ----            ----            ----
Tax (benefit) provision at United States statutory rate        $(3,022)        $(2,009)        $ 2,838
State and foreign income taxes, net of federal benefit            (310)           (234)            351
FSC benefit ...........................................             --              --            (244)
Valuation Allowance ...................................          1,569              --              --
Non-deductible and other ..............................            (52)             42             (20)
                                                               -------         -------         -------
Total(benefit) provision ..............................        $(1,815)        $(2,201)        $ 2,925
                                                               =======         =======         =======

    The components of the deferred tax assets (liabilities) at December 31, 2002 and 2001 (in thousands) are as follows:

                                                                 2002            2001
                                                                 ----            ----
Revenues recognized for books not tax .................        $    --          $(953)
                                                               -------          -----
          Total deferred tax liabilities...............        $    --          $(953)
                                                               =======          =====
Accelerated tax depreciation ..........................             51             39
Inventory reserves ....................................            292            268
Deferred compensation .................................            309             --
Accruals and other ....................................            534            405
State NOL carryforwards ...............................            265            194
Federal tax credit carryforwards ......................            118             81
                                                               -------          -----
          Total deferred tax assets ...................          1,569            987
          Valuation allowance .........................         (1,569)            --
                                                               -------          -----
Net deferred tax asset ................................        $    --          $  34
                                                               =======          =====

The Company has state NOL carryforwards that expire between 2006 and 2021.

The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income to use the deductions underlying the assets. After an assessment of all available evidence, including historical and projected operating trends, the company recorded a full valuation allowance to offset the Company's deferred tax assets due to the uncertainty surrounding their realization.

(7) EMPLOYEE BENEFITS

    The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $0, $15,000 and $1,052,000 were expensed in 2002, 2001 and 2000, respectively.

    The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company's expense under the plan was $64,500, $243,000, and $233,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

    Under each plan, the exercise price of the options is not less than fair market value at the date of the grants. The 1989 Plan options expire over seven years and the 1993 Plan options expire over periods not to exceed 10 years. The 1998 Plan options expire over a period not to exceed seven years. In June 2000 the shareholders approved the addition of 750,000 shares available to be awarded under the 1993 Plan. Shares available for future stock option grants, pursuant to these plans, were 288,898 at December 31, 2002, 548,179 at December 31, 2001, and 676,703 at December 31, 2000.

    A summary of all stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                     2002                         2001                      2000
                                          ---------------------------  ------------------------    -----------------------
                                                                        WEIGHTED                    WEIGHTED     WEIGHTED
                                            NUMBER           AVERAGE     NUMBER        AVERAGE       NUMBER       AVERAGE
                                              OF            PRICE PER      OF         PRICE PER        OF        PRICE PER
                                            SHARES            SHARE      SHARES         SHARE        SHARES        SHARE
                                          ----------         --------  ---------       --------    ---------      --------
Outstanding at beginning of year ..        1,050,812         $ 4.83      944,460         $ 5.58      819,007       $ 3.64
Granted ...........................          398,403           2.63      330,809           3.23      320,271         9.23
Exercised .........................          (51,695)          3.05      (22,172)          3.41     (121,885)        3.17
Forfeited .........................         (139,122)          5.12     (202,285)          5.87      (72,933)        3.80
                                          ----------         ------   ----------         ------   ----------       ------
Outstanding at end of year ........        1,258,398         $ 4.21    1,050,812         $ 4.83      944,460       $ 5.58
                                          ==========         ======   ==========         ======   ==========       ======
Options exercisable at end of year           532,089         $ 4.73      377,103         $ 4.48      244,940       $ 3.47
                                          ==========         ======   ==========         ======   ==========       ======


    At December 31, 2002 the outstanding options have exercise prices ranging from $1.86 to $13.63 and a weighted average remaining contractual life of 3.7 years.

    The following table summarizes information for options outstanding and exercisable at December 31, 2002:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                               -----------------------------------------------         ---------------------------------
                                            WEIGHTED              WEIGHTED                                  WEIGHTED
    RANGE OF                                 AVERAGE               AVERAGE                                   AVERAGE
     PRICES                    NUMBER     REMAINING LIFE        EXERCISE PRICE         NUMBER             EXERCISE PRICE
     ------                    ------     --------------        --------------         ------             --------------
$ 1.86 -  2.00                 238,700       6.9 yrs                $ 1.87                   0                $ 0.00
  2.69 -  2.88                 223,390       1.0 yrs                  2.87             221,390                  2.87
  3.10 -  4.00                 421,459       4.1 yrs                  3.33              86,209                  3.14
  4.14 -  5.55                 167,578       2.3 yrs                  5.02             117,469                  5.01
  6.01 -  9.38                 157,000       3.0 yrs                  9.19              80,750                  9.22
 10.13 - 13.63                  50,271       3.1 yrs                 10.43              26,271                 10.55
                             ---------       -------                ------             -------                ------
                             1,258,398       3.7 yrs                $ 4.21             532,089                $ 4.73
                             ---------       -------                ------             -------                ------

    The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 155,940 remain available at December 31, 2002. During 2002, a total of 29,474 shares were purchased at prices ranging from $1.79 to $3.28 per share.

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                        2002              2001             2000
                                        ----              ----             ----
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income (loss):
  As reported.....................     $(7,072)          $(3,747)         $5,422
  Pro forma.......................      (7,394)           (4,429)          4,782
Income per basic share:
  As reported.....................     $ (1.03)          $ (0.54)         $ 0.79
  Pro forma.......................       (1.07)            (0.64)           0.70
Income per diluted share:
  As reported.....................     $ (1.03)          $ (0.54)         $ 0.74
  Pro forma.......................       (1.07)            (0.64)           0.66

    Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2002, 2001 and 2000, respectively; a dividend yield rate of 0 for each year; expected lives of 5.0 for each year; expected volatility of 72.3%, 68.2% and 72.1%; and risk free interest rates of 3.5%, 3.9% and 6.3%. The weighted average fair value of options granted during 2002, 2001 and 2000 was $1.63, $1.93 and $5.91, respectively.

    As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years.

(9) RELATED PARTY TRANSACTIONS

    During 2002 and 2001, transactions were made between the Company and certain related parties. These transactions included payments to one of the Company's directors for consulting services of $15,000 in 2002 and 2001. The Company also had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company's key employees. The amount of contract software and hardware purchased from this party was $356,000 and $667,000 in 2002 and 2001, respectively.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                        2002         2001        2000
                                                        ----         ----        ----
                                                                (IN THOUSANDS)
Cash paid during the year for:
 Interest.......................................         $ 367      $ 413      $   431
 Income Taxes...................................            59        279        2,795

(11)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

    a. Cash and Cash Equivalents -- The carrying amount of these assets on the Company's Consolidated Balance Sheets approximates their fair value because of the short maturities of these instruments.

    b. Receivables, Payables and Accruals -- The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments.

    c. Long-term Debt and Capital Lease Obligations -- The fair value of long-term indebtedness as of December 31, 2002 and 2001 was approximately $4,580,000 and $5,054,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 3.9% and 4.4% for 2002 and 2001, respectively.

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

(13)  RESTRUCTURING AND EXECUTIVE RETIREMENT AGREEMENT

    The Company recorded a $360,000 restructuring charge in the third quarter 2002. This charge is solely related to severance costs associated with the reduction of 44 employees across all lines of the Company. All payments were made in 2002.

    In addition to the above, the Company entered into an executive retirement agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the former President and CEO will provide, at the Company's request and subject to certain limitations, consulting services over a four-year period ending June 2007, for $200,000 per year. The Company or the former President and CEO may terminate the consulting agreement at any time. If terminated by the Company, the former President and CEO is entitled to a lump sum payment for the remaining amounts due through June 2007; if terminated by the former President and CEO, he is entitled to the same lump sum payment discounted as specified in the agreement. The agreement also provided for an initial bonus payment of $100,000 and the grant of 75,000 shares of unrestricted common stock.

    In the fourth quarter of 2002, the Company recorded a $990,000 charge in connection with the above-described portions of the agreement.

    Also as part of the agreement, the Company will compensate the former President and CEO $100,000 per year in connection with his responsibilities as Chairman of the Board for the period July 2003 through June 2007. The Company will recognize these amounts as the services are performed. The agreement also provides for certain settlement amounts if the former President and CEO's responsibilities as Chairman of the Board are terminated.

(14)  STOCK COMPENSATION

    During 2001, the Company granted 20,000 shares of restricted stock to an employee. The fair value of the shares at the date of the grant was $122,000. This stock vests over a two year term. The Company has recorded a compensation charge of $61,000 and $46,000 in 2002 and 2001 respectively, related to this grant. At December 31, 2002, the unvested portion of this award was $15,000.

    During 2002, the Company granted 20,000 shares of restricted stock to the new President and CEO. The fair value of the shares at the date of the grant was $74,000. This stock vests over a two year term. The Company has recorded a compensation charge of $18,000 in 2002 related to this grant. At December 31, 2002, the unvested portion of this award was $56,000.

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Shareholders and Board of Directors of BTU International, Inc.

We have audited the accompanying consolidated balance sheet of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




VITALE, CATURANO & COMPANY, P.C.

February 5, 2003
Boston, Massachusetts

The following Report of Independent Public Accountants is a copy of the previously issued Arthur Andersen LLP report. Arthur Andersen has not reissued this report or consented to the inclusion of this report in this filing. The financial statements as of December 31, 2000 and year ended 1999 are not presented herein.









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


                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 1, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 10, 2002, the Audit Committee of BTU International, Inc. ("BTU") recommended, and the Board of Directors of BTU decided to no longer engage Arthur Andersen LLP ("Andersen") as BTU's independent public accountants.

     Andersen's reports on BTU's consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2001 and December 31, 2000 and through the date hereof, there were no disagreements between BTU and Andersen concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on BTU's consolidated financial statements for such years. There were no reportable events as defined in Item 304 (a)(l)(v) of Regulation S-K.

      On June 27, 2002, the Audit Committee of BTU International, Inc. ("BTU") recommended, and the Board of Directors of BTU agreed to engage Vitale, Caturano & Company PC to serve as BTU's new independent public accountants for the fiscal year 2002.

    During the years ended December 31, 2001 and December 31, 2000 and through the date hereof, BTU did not consult Vitale, Caturano & Company PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on BTU's consolidated financial statements, or any other matter that was either the subject of disagreement (as defined in Item 304 (a)(l)(iv) of Regulation S-K) or a reportable event (as described in Item 304 (a)(l)(v) of Regulation S-K).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the executive officers of the Company is included in
Item 4A of Part I.

    Information relating to the directors of the Company is included under the caption "Election of Directors" in the 2003 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

    Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is included under the caption "Executive Compensation" in the 2003 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" and information relating to equity compensation plan information is included under the caption "Equity Plan Compensation Information" in the 2003 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.  Financial Statements. The financial statements listed in Item 8:
        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.

    2. Financial Statement Schedule. The financial statement schedule II -- VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BTU International, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in BTU International, Inc.'s (the Company's) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2003. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                    Vitale, Caturano & Co., P.C.


Boston, Massachusetts
February 5, 2003

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      FOR THE YEAR ENDED DECEMBER 31, 2002



                                                                        ADDITIONS
                                                               ---------------------------
                                             BALANCE            CHARGED
                                               AT              TO COSTS            CHARGED                              BALANCE
                                            BEGINNING             AND             TO OTHER          DEDUCTIONS-         AT END
DESCRIPTION                                 OF PERIOD          EXPENSES           ACCOUNTS              (A)            OF PERIOD
-----------                                 ---------          --------           --------              ---            ---------
Allowance for doubtful
Accounts                                      $ 230              $90                 $ --              $148              $ 172


                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                         ADDITIONS
                                                               ----------------------------
                                             BALANCE             CHARGED
                                               AT               TO COSTS            CHARGED                              BALANCE
                                            BEGINNING              AND             TO OTHER         DEDUCTIONS-          AT END
DESCRIPTION                                 OF PERIOD           EXPENSES           ACCOUNTS             (A)             OF PERIOD
-----------                                 ---------           --------           --------             ---             ---------
Allowance for doubtful accounts               $ 206              $24                 $ --               $ --             $ 230

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                        ADDITIONS
                                                               ---------------------------
                                             BALANCE            CHARGED
                                               AT              TO COSTS            CHARGED                              BALANCE
                                            BEGINNING             AND             TO OTHER          DEDUCTIONS-         AT END
DESCRIPTION                                 OF PERIOD          EXPENSES           ACCOUNTS              (A)            OF PERIOD
-----------                                 ---------          --------           --------              ---            ---------
Allowance for doubtful
Accounts                                      $ 160              $46                 $ --               $ --             $ 206

(A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BTU INTERNATIONAL, INC.

Date:  March 31, 2003                      By: /s/ MARK R. ROSENZWEIG
                                           Mark R. Rosenzweig, President, Chief
                                           Executive Officer (principal
                                           executive officer) and Director


Date:  March 31, 2003                      By: /s/ THOMAS P. KEALY
                                           Thomas P. Kealy, Vice President
                                           Corporate Controller and Chief
                                           Accounting Officer (principal
                                           financial and accounting officer)


Date:  March 31, 2003                      By: /s/ PAUL J. VAN DER WANSEM
                                           Paul J. van der Wansem President,
                                           Director and Chairman of the Board of
                                           Directors


Date:  March 31, 2003                      By: /s/ DAVID A.B. BROWN
                                           David A.B. Brown, Director


Date:  March 31, 2003                      By: /s/ DR. JEFFREY CHUAN CHU
                                           Dr. Jeffrey Chuan Chu, Director

Date:  March 31, 2003                      By: /s/ JOSEPH F. WRINN
                                           Joseph F. Wrinn, Director:


Date:  March 31, 2003                      By: /s/ JOHN E. BEARD
                                           John E. Beard, Director

                   FORM OF SECTION 302 CERTIFICATION FOR 10-K

CERTIFICATIONS*

I, Mark R. Rosenzweig, certify that:

1. I have reviewed this annual report on Form 10-K of BTU International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003








                             /s/ MARK R. ROSENZWEIG

                      President and Chief Executive Officer

                   FORM OF SECTION 302 CERTIFICATION FOR 10-K

CERTIFICATIONS*

I, Thomas P. Kealy, certify that:

1. I have reviewed this annual report on Form 10-K of BTU International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003





                               /s/ THOMAS P. KEALY

        Vice President, Corporate Controller and Chief Accounting Officer

                  (principal financial and accounting officer)

                               -  EXHIBIT INDEX

    The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 ("33-24882"), the annual report as reported on the 1989 Form 10-K ("1989 10-K"), the annual report as reported on the 1991 Form 10-K ("1991 10-K"), the annual report as reported on the 1992 Form 10-K ("1992 10-K"), the annual report as reported on the 1993 Form 10K ("1993 10-K"), the annual report as reported on the 1994 Form 10K ("1994 10-K"), the annual report as reported on the 1999 Form 10K ("1999 10-K"),Or the quarterly report as reported on 9-28-97 Form 10Q ("9-28-97 10-Q") or the quarterly report as reported on 6-28-98 Form 10Q (6-28-98 10-Q). All exhibits incorporated by reference from the Company's annual or quarterly reports are from file no. 0-17297.

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

           10.13  1988 Employee Stock Purchase Plan.                                    10.13          1999 10-K

           10.15  1989 Stock Option Plan for Directors.                                 10.15          1999 10-K

           10.37  BTU International, Inc. 1993 Equity Incentive Plan                    10.37          1999 10-K

           10.39  BTU(UK) Limited and RD International (UK) Limited underlease,         10.39          1994 10-K
                    relating to Unit B15 Southwood Summit Centre

           10.42  Mortgage note between BTU International, Inc. and John Hancock
                    Mutual Life Insurance Company, dated June 30, 1997                  10.42        9-28-97 10-Q

           10.43  Credit Agreement between BTU International, Inc. and US Trust,
                    dated September 5, 1997                                             10.43        9-28-97 10-Q

           10.44  Amendment to the 1993 Equity Incentive Plan                           10.44

           10.45  1998 Stock Option Plan for Non-Employee Directors                     10.45          1999 10-K

           10.46  First Amendment to Credit Agreement between
                    BTU International, Inc. and US Trust, dated December 16, 1999       10.46          1999 10-K

           10.47  Amendment No. 1 to 1988 Employee Stock Purchase Plan
                    dated June 15, 1989                                                 10.47          1999 10-K

           10.48  Amendment No. 2 to 1988 Employee Stock Purchase Plan
                    dated February 20, 1991.                                            10.48          1999 10-K

           10.49  Amendment No. 2 to 1993 Equity Incentive Plan                         10.49          1999 10-K

           10.50  Loan Agreement dated June 26, 2002 with Sovereign Bank                10.50        6-30-02 10-Q

           10.51  Employment contract between the Company and Mark
                    Rosenzweig                                                          10.51        9-29-02 10-Q

  Filed herewith:
           10.52  Executive Retirement Agreement

EXHIBIT 11.       STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
  Filed herewith:
            11.0  Calculation of net income per common share

EXHIBIT 21.       SUBSIDIARIES OF THE REGISTRANT
  Filed herewith:
            21.0  Subsidiaries of the Registrant.

EXHIBIT 23.       CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:
            23.1  Consent of Vitale, Caturano & Company P.C.
            23.2  Explanation Concerning Absence of Current Written Consent of
                    Arthur Andersen LLP
            99.1  Section 906 Certification
            99.2  Section 906 Certification

STOCK LISTING                                                   HEADQUARTERS
BTU International, Inc.                                         BTU International, Inc.
common stock is traded on                                       23 Esquire Road
The Nasdaq National Market System                               North Billerica, Massachusetts 01862 USA
under the symbol "BTUI"
                                                                OFFICERS
TRANSFER AGENT                                                  Mark R. Rosenzweig
EquiServe Trust Company, N.A.                                   President and
PO Box 43023                                                    Chief Executive Officer
Providence, Rhode Island 02940-3023
(816) 843-4299                                                  Thomas P. Kealy
www.equiserve.com                                               Vice President, Corporate Controller and Chief Accounting Officer

                                                                James M. Griffin
SEC FORM 10-K                                                   Vice President of Sales -- Americas
A copy of the company's Form 10-K, filed
with the Securities and Exchange Commission                     DIRECTORS
(SEC), is available without charge upon                         Paul J. van der Wansem
written request to:                                             Chairman of the Board of Directors

VICE PRESIDENT, CORPORATE CONTROLLER                            David A.B. Brown
BTU International, Inc.                                         President
23 Esquire Road                                                 The Windsor Group, Inc
North Billerica, Massachusetts 01862
(978) 667-4111, extension 106                                   Dr. Jeffrey Chuan Chu
                                                                Chairman
GENERAL COUNSEL                                                 Columbia International Corporation
Ropes & Gray
One International Place                                         Joseph F. Wrinn
Boston, Massachusetts 02110                                     Vice President
                                                                Teradyne, Inc.
INDEPENDENT PUBLIC ACCOUNTANTS
Vitale, Caturano & Company                                      John E. Beard
80 City Square                                                  Of Counsel, Ropes and Gray, Attorneys
Boston, Massachusetts 02129                                     Partner 1967-2000

ANNUAL MEETING                                                  AUDIT COMMITTEE
The annual meeting of stockholders will be                      David A.B. Brown
held on May 16, 2003, at 10:00 AM EST, at                       Dr. Jeffrey Chuan Chu
BTU International, 23 Esquire Road, North                       Joseph F. Wrinn
Billerica, Massachusetts 01862
                                                                COMPENSATION COMMITTEE
                                                                David A.B. Brown
                                                                Dr. Jeffrey Chuan Chu
                                                                Joseph F. Wrinn