Form 10-Q
period 2003-03-30
BTU INTERNATIONAL INC
filed 2003-05-14
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2003
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________

                         -------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 12, 2003: 7,002,578 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets                                              1-2
Condensed Consolidated Statements of Operations                                      3
Condensed Consolidated Statement of Stockholders' Equity
   and Consolidated Statements of Comprehensive Loss                                 4
Condensed Consolidated Statements of Cash Flows                                      5
Notes to Condensed Consolidated Financial Statements                               6-7
Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                      8-10
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

                           PART II. OTHER INFORMATION

Signatures                                                                          11
Exhibits and Reports on Form 8-K                                                    12
Calculation of Net Loss per Common and Common
   Equivalent Share                                                                 13

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                          (Unaudited)
                                                            March 30,  December 31,
                                                              2003         2002
                                                              ----         ----
Current assets
     Cash and cash equivalents                               $11,027     $13,847
     Accounts receivable, less reserves of $172                5,333       4,532
     Inventories (Note 2)                                      7,009       6,668
     Refundable income taxes                                   1,700       1,700
     Other current assets                                        336         417
                                                             -------     -------
         Total current assets                                 25,405      27,164
                                                             -------     -------

Property, plant and equipment, at cost
     Land                                                        210         210
     Buildings and improvements                                7,929       7,894
     Machinery and equipment                                   7,602       7,645
     Furniture and fixtures                                      856         856
                                                             -------     -------
                                                              16,597      16,605
     Less-Accumulated depreciation                            12,716      12,568
                                                             -------     -------

         Net property, plant and equipment                     3,881       4,037

Other assets, net of accumulated amortization of $365 at
   March 30, 2003 and $362 at December 31, 2002                  313         313
                                                             -------     -------
                                                             $29,599     $31,514
                                                             =======     =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (Unaudited)
                                                          March 30,    December 31,
                                                            2003          2002
                                                            ----          ----
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)              $    337      $    329
     Current portion of long-term deferred
         compensation                                         150           200
     Accounts payable                                       2,800         2,601
     Accrued expenses                                       2,512         2,623
                                                         --------      --------
         Total current liabilities                          5,799         5,753
                                                         --------      --------
Long-term debt and capital lease obligations, less
     current maturities (Note 3)                            3,921         4,010
Long-term deferred compensation                               600           650
                                                         --------      --------
                                                           10,320        10,413
                                                         --------      --------
Stockholders' Equity
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                          -             -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,151,588, outstanding 7,002,578
         at March 30, 2003 and December 31, 2002               81            81
     Additional paid-in capital                            21,976        21,976
     Deferred compensation                                    (46)          (71)
     Accumulated earnings                                   1,262         3,035
     Treasury stock- at cost,  1,149,010 shares at
     March 30, 2003 and December 31, 2002                  (4,177)       (4,177)
     Accumulated other comprehensive income                   183           257
                                                         --------      --------
         Total stockholders' equity                        19,279        21,101
                                                         --------      --------
                                                         $ 29,599      $ 31,514
                                                         ========      ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                        -----------------------------
                                                            March 30,        March 31,
                                                              2003             2002
                                                              ----             ----
Net sales                                               $     6,836      $     8,507
Cost of goods sold                                            4,983            5,940
                                                        -----------      -----------
         Gross profit                                         1,853            2,567
Operating expenses:
     Selling, general and administrative                      2,750            3,583
     Research, development and engineering                      822              946
                                                        -----------      -----------
         Loss from operations                                (1,719)          (1,962)
                                                        -----------      -----------
     Interest income                                             32               56
     Interest expense                                           (87)             (94)
     Other income, net                                            1                -
                                                        -----------      -----------
         Loss before income tax benefit                      (1,773)          (2,000)
         Income tax benefit                                       -             (700)
                                                        -----------      -----------
         Net loss                                       $    (1,773)     $    (1,300)
                                                        ===========      ===========
     Loss Per Share:
         Basic                                          $     (0.25)     $     (0.19)
         Diluted                                        $     (0.25)     $     (0.19)
                                                        ===========      ===========
     Weighted average number of Shares Outstanding:
         Basic Shares                                     7,002,578        6,840,693
         Effect of Dilutive Options                               -                -
                                                        -----------      -----------
         Diluted Shares                                   7,002,578        6,840,693
                                                        ===========      ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                          ACCUMULATED
                                ADDITIONAL                                                   OTHER           TOTAL
                     COMMON      PAID-IN      DEFERRED      ACCUMULATED      TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                      STOCK      CAPITAL        COMP.         EARNINGS         STOCK          INCOME         EQUITY
                      -----      -------        -----         --------         -----          ------         ------
Balance at
Dec. 31, 2002         $81        $21,976        $(71)        $ 3,035         $(4,177)        $ 257         $ 21,101

Net loss                -              -           -          (1,773)              -             -           (1,773)

Translation
Adjustment              -              -           -               -               -           (74)             (74)

Deferred
Compensation            -              -          25               -               -             -               25
                      ---        -------        ----         -------         -------         -----         --------
Balance at
March 30, 2003        $81        $21,976        $(46)        $ 1,262         $(4,177)        $ 183         $ 19,279
                      ===        =======        ====         =======         =======         =====         ========


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                                 (in thousands)
                                   (Unaudited)


                                                     Three Months Ended
                                                  --------------------------
                                                   March 30,       March 31,
                                                     2003            2002
                                                     ----            ----
Net loss                                           $(1,773)        $(1,300)
Other comprehensive income:
    Foreign currency translation adjustment            (74)             (5)
                                                   -------         -------
Comprehensive loss                                 $(1,847)        $(1,305)
                                                   =======         =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                                 (in thousands)
                                   (Unaudited)


                                                                           March 30,        March 31,
                                                                             2003             2002
                                                                             ----             ----
Cash flows from operating activities:
         Net loss                                                         $ (1,773)        $ (1,300)
         Adjustments to reconcile net loss to net cash
           used in by operating activities -
           Depreciation and amortization                                       294              342
           Stock based compensation                                             25               15
           Net changes in operating assets and liabilities-
              Accounts receivable                                             (801)            (918)
              Inventories                                                     (341)           1,109
              Other current assets                                              81             (500)
              Other assets                                                      (3)              25
              Accounts payable                                                 199             (490)
              Accrued expenses                                                (111)            (521)
              Deferred compensation                                           (100)               -
                                                                          --------         --------
         Net cash used in operating activities                              (2,530)          (2,238)
                                                                          --------         --------
Cash flows from investing activities:
         Purchases of property, plant and equipment, net                      (135)             (42)
                                                                          --------         --------
         Net cash used in investing activities                                (135)             (42)
                                                                          --------         --------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                         (81)             (76)
         Exercise of stock options                                               -               62
                                                                          --------         --------
         Net cash used in financing activities                                 (81)             (14)
                                                                          --------         --------
Effect of exchange rates on cash                                               (74)              (5)
                                                                          --------         --------
Net decrease in cash and cash equivalents                                   (2,820)          (2,299)
Cash and cash equivalents, at beginning of the period                       13,847           15,716
                                                                          --------         --------
Cash and cash equivalents, at end of the period                           $ 11,027         $ 13,417
                                                                          ========         ========
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                         $     87         $     94
         Income taxes                                                           17                9


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

      The condensed consolidated balance sheets as of March 30, 2003 and December 31, 2002, the related condensed consolidated statements of operations for the three months ended March 30, 2003 and March 31, 2002, the condensed consolidated statement of stockholders' equity for the three months ended March 30, 2003, the condensed consolidated statements of cash flows for the three months ended March 30, 2003 and March 31, 2002, the consolidated statements of comprehensive loss for the three months ended March 30, 2003 and March 31, 2002 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2002, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

      Inventories at March 30, 2003 and December 31, 2002 consisted of:


                                                                                   (in thousands)
                                                                              ---------------------------
                                                                              March 30,      December 31,
                                                                                2003            2002
                                                                                ----            ----
Raw materials and manufactured components                                     $ 4,122         $ 4,548
Work-in-process                                                                 2,425           2,066
Finished goods                                                                    984             816
Less: Reserves                                                                   (522)           (762)
                                                                              -------         -------
                                                                              $ 7,009         $ 6,668
                                                                              =======         =======


(3) Debt

      Debt at March 30, 2003 and December 31, 2002 consisted of:

                                                                                   (in thousands)
                                                                              -------------------------
                                                                              March 30,    December 31,
                                                                                2003          2002
                                                                                ----          ----
Mortgage note payable                                                         $4,223        $4,298
Capital lease obligations, interest rates ranging from 10.2% to 10.3%,
  net of interest of $ 3 and $ 4 in 2003 and 2002, respectively                   35            41
                                                                              ------        ------
                                                                               4,258         4,339
Less-current maturities                                                          337           329
                                                                              ------        ------
                                                                              $3,921        $4,010
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

      The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of March 30, 2003, no amounts were outstanding under this unsecured revolving line of credit.

(4) Earnings Per Share

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months ended March 30, 2003 and March 31, 2002 because they were antidilutive, were 1,258,398 and 1,033,514 respectively.

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

(6) Revenue Recognition

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

      The Company also has certain sales transactions for projects, which are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the three months ended March 30,2003 there was no revenue recognized using the percentage of completion method. For the three months ended March 31, 2002, $252,717 of revenue was recognized using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are reclassified as revenues with the associated costs reported as selling costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net Sales. Net sales decreased 19.6% from $8.5 million in the first quarter of 2002 to $6.8 million in the first quarter of 2003. The decrease represents the continued decline in demand for capital equipment by the electronics industry.

      When comparing the first quarter of 2002 to the first quarter of 2003 the percentage of net sales attributable to our customers in the United States decreased from 58.0% to 43.5%, net sales attributable to our customers in Europe increased from 13.5% to 19.3%, net sales attributable to our Asia Pacific customers increased from 26.8% to 37.2%, and net sales attributable to our customers in the Other Americas decreased from 1.7% to 0.0%.

      Gross Profit. Gross profit decreased 27.8% from $2.6 million in the first quarter of 2002 to $1.9 million in the first quarter of 2003, and as a percentage of net sales, decreased from 30.2% to 27.1%. The decrease in gross profit and gross profit percentage is a direct result of decreased demand for products in the electronics marketplace. This decrease in demand resulted in significant price pressure and under absorption of overhead costs.

      Selling, General and Administrative. Selling, general and administrative expenses decreased 23.2% from $ 3.6 million in the first quarter of 2002 to $
2.8 million in the first quarter of 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 42.1% in the first quarter 2002 to 40.2% in the first quarter of 2003. The decrease in these costs in the first quarter of 2003 was the result of lower expenditures for the Company's service, sales and marketing functions.

      Research, Development and Engineering. Research, development and engineering decreased 13.1% from $946,000 in the first quarter of 2002 to $822,000 in the first quarter of 2003, and as a percentage of net sales, increased from 11.1% to 12.0% for the same period. In the first quarter of 2003 we continued our support of product development, but at reduced levels given the current economic climate.

      Operating Loss. Operating loss decreased 12.4% from $2.0 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003, and as a percentage of net sales, increased from 23.1% to 25.1%. The decrease in operating loss was primarily the result of continued reductions in spending.

      Income Taxes. The Company has recorded a full valuation allowance to offset it's deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Accordingly, no income tax benefit is reflected in the statement of operations at March 30, 2003. Our statutory federal income tax rate is 34.0%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

      As of March 30, 2003, we had $11.0 million in cash and cash equivalents.

      The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of March 30, 2003, no amounts were outstanding under this unsecured revolving line of credit.

      We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at March 30, 2003 of approximately $4.2 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

      During the three months ended March 30, 2003, the Company used cash resources of $2.8 million. This use of cash was primarily the result of net losses of $1.8 million and an increase in accounts receivable and inventory of $1.1 million.

      We expect that our current cash position and ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements into 2004.

OTHER MATTERS

      The impact of inflation and the effect of foreign exchange rate changes during 2003 have had no material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

      See 2002 Annual Report on Form 10-K, on file with the SEC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. Such statements are made pursuant to the "safe harbor" provisions under the securities laws, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BTU INTERNATIONAL, INC.

    DATE: May 14, 2003                BY: /s/ Mark R. Rosenzweig
                                          ----------------------
                                      Mark R. Rosenzweig
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director

    DATE: May 14, 2003                BY: /s/ Thomas P. Kealy
                                          -------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark R. Rosenzweig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BTU International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                           /s/ Mark R. Rosenzweig
                           -----------------------------------------------
                           Mark R. Rosenzweig
                           President, Chief Executive Officer and Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas P. Kealy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BTU International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


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

        (b) Reports on Form 8-K

      On April 18, 2003, the Company filed a Current Report on Form 8-K to notify shareholders of the Company's release of it's financial results for quarter ended March 30, 2003.