Form 10-Q
period 2003-06-29
BTU INTERNATIONAL INC
filed 2003-08-13
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 11, 2003: 8,165,759 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                        1-2
Condensed Consolidated Statements of Operations                               3
Condensed Consolidated Statement of Stockholders' Equity
   and  Consolidated Statements of Comprehensive Loss                         4
Condensed Consolidated Statements of Cash Flows                               5
Notes to Condensed Consolidated Financial Statements                        6-7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                8-11

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

Signatures                                                                   12
Exhibits and Reports on Form 8-K                                             13
Calculation of Net Loss per Common and Common
   Equivalent Share                                                          14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS

                                                            (Unaudited)
                                                              June 29,     December 31,
                                                                2003          2002
------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                 $ 7,900       $13,847
     Accounts receivable, less reserves of $172                  5,897         4,532
     Inventories (Note 2)                                        7,769         6,668
     Refundable income taxes                                     1,922         1,700
     Other current assets                                          549           417
------------------------------------------------------------------------------------------
         Total current assets                                   24,037        27,164
------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                          210           210
     Buildings and improvements                                  7,929         7,894
     Machinery and equipment                                     7,596         7,645
     Furniture and fixtures                                        866           856
------------------------------------------------------------------------------------------
                                                                16,601        16,605
     Less-Accumulated depreciation                              12,950        12,568
------------------------------------------------------------------------------------------

         Net property, plant and equipment                       3,651         4,037

Other assets, net of accumulated amortization of $369 at
   June 29, 2003 and $362 at December 31, 2002                     822           313
------------------------------------------------------------------------------------------

                                                               $28,510       $31,514
==========================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (Unaudited)
                                                          June 29,     December 31,
                                                            2003           2002
--------------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)               $   337       $    329
     Current portion of long-term deferred
         Compensation                                         200            200
     Accounts payable                                       2,944          2,601
     Accrued expenses                                       3,172          2,623
--------------------------------------------------------------------------------------
         Total current liabilities                          6,653          5,753
--------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                            3,825          4,010
Long-term deferred compensation, less current maturities      550            650
--------------------------------------------------------------------------------------
                                                           11,028         10,413
--------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                          -              -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,165,957, outstanding 7,016,947
            at June 29, 2003 and
         Issued - 8,151,588, outstanding 7,002,578
           at December 31, 2002                                82             81
     Additional paid-in capital                            22,001         21,976
     Deferred compensation                                    (37)          (71)
     Accumulated earnings (losses)                           (601)         3,035
     Treasury stock- at cost,  1,149,010 shares at
          June 29, 2003 and December 31, 2002              (4,177)        (4,177)
     Accumulated other comprehensive income                   214            257
--------------------------------------------------------------------------------------

         Total stockholders' equity                        17,482         21,101
--------------------------------------------------------------------------------------

                                                          $28,510        $31,514
======================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                               -----------------------       ---------------------
                                               June 29,       June 30,       June 29,     June 30,
                                                 2003           2002           2003        2002
----------------------------------------------------------------------------------------------------
Net sales                                   $    7,125     $    9,360     $   13,961   $   17,868
Cost of goods sold                               5,579          6,239         10,562       12,179
----------------------------------------------------------------------------------------------------

         Gross profit                            1,546          3,121          3,399        5,689

Operating expenses:
     Selling, general and administrative         2,554          3,835          5,304        7,419
     Research, development and engineering         826            911          1,648        1,858
     Restructuring charges (note 7)                190              -            190            -
----------------------------------------------------------------------------------------------------

         Loss from operations                   (2,024)        (1,625)        (3,743)      (3,588)
----------------------------------------------------------------------------------------------------
     Interest income                                21             54             53          110
     Interest expense                              (86)           (93)          (173)        (187)
     Other income (expense), net                     4              2              5           2
----------------------------------------------------------------------------------------------------

         Loss before income tax benefit         (2,085)        (1,662)        (3,858)      (3,663)
         Income tax benefit                       (222)          (197)          (222)        (897)
----------------------------------------------------------------------------------------------------

         Net loss                           $   (1,863)    $   (1,465)    $   (3,636)     $(2,766)

====================================================================================================
     Loss Per Share:
         Basic                              $    (0.27)    $    (0.21)    $    (0.52)      $(0.40)
         Diluted                            $    (0.27)    $    (0.21)    $    (0.52)      $(0.40)
====================================================================================================
     Weighted Average Number of
      Shares Outstanding:
         Basic                               7,002,578      6,870,244      7,002,578    6,855,551
         Effect of Dilutive Options                  0              0              0            0
----------------------------------------------------------------------------------------------------
         Diluted Shares                      7,002,578      6,870,244      7,002,578    6,855,551
====================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 29, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                         ACCUMULATED
                                ADDITIONAL                                                 OTHER            TOTAL
                      COMMON     PAID-IN     DEFERRED      ACCUMULATED     TREASURY    COMPREHENSIVE     STOCKHOLDERS'
                      STOCK      CAPITAL       COMP.     EARNINGS(LOSSES)    STOCK         INCOME           EQUITY
======================================================================================================================
Balance at
Dec. 31, 2002         $ 81      $ 21,976      $ (71)         $ 3,035        $ (4,177)      $ 257          $ 21,101

Net loss                 -             -          -           (3,636)              -           -            (3,636)

Sale of Common
Stock                    1            25          -                -               -           -                26

Translation
Adjustment               -             -          -                -               -         (43)              (43)

Deferred
Compensation             -             -         34                -               -           -                34
----------------------------------------------------------------------------------------------------------------------

Balance at
June 29, 2003         $ 82      $ 22,001      $ (37)         $  (601)       $ (4,177)      $ 214          $ 17,482
======================================================================================================================


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                Three Months Ended          Six Months Ended
                                              ----------------------      ---------------------
                                              June 29,      June 30,      June 29,     June 30,
                                               2003           2002          2003         2002
--------------------------------------------------------------------------------------------------
Net Loss                                      $(1,863)      $(1,465)      $ (3,636)    $ (2,766)

Other comprehensive income (loss)
   Foreign currency translation adjustment         31            53            (43)          48
--------------------------------------------------------------------------------------------------

Comprehensive Loss                            $(1,832)      $(1,412)      $ (3,679)    $ (2,718)
==================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                              June 29,        June 30,
                                                                2003            2002
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                  $ (3,636)       $ (2,766)
   Adjustments to reconcile net loss to net cash
      used in operating activities -
      Depreciation and amortization                               580             686
      Stock based compensation                                     34              31
      Net changes in operating assets and liabilities-
         Accounts receivable                                   (1,365)         (3,510)
         Inventories                                           (1,081)          2,285
         Other current assets                                    (354)            641
         Other assets                                               -               4
         Accounts payable                                         343            (314)
         Accrued expenses                                         383            (443)
         Deferred compensation                                   (100)              -
-----------------------------------------------------------------------------------------

   Net cash used in operating activities                       (5,196)         (3,386)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net               (177)           (107)
   Cash paid for acquisition                                     (380)              -
-----------------------------------------------------------------------------------------

   Net cash used in investing activities                         (557)           (107)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments under long-term debt and
      capital lease Obligations                                  (177)           (124)
   Payments for debt refinancing                                    -             (27)
   Proceeds from issuance of Common Stock
      and Exercise of stock options                                26             200
   Purchase of treasury stock                                       -             (22)

-----------------------------------------------------------------------------------------

   Net cash used in financing activities                         (151)             27
-----------------------------------------------------------------------------------------
Effect of exchange rates on cash                                  (43)             48
-----------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                      (5,947)         (3,418)
Cash and cash equivalents, at beginning of the period          13,847          15,716
-----------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period              $  7,900        $ 12,298
=========================================================================================

Supplemental disclosures of cash flow information
   Cash paid during the periods for -
   Interest                                                  $    173        $    187
   Income taxes                                                     -              35

Non-cash disclosure:
   Fair value of assets acquired                                  540               -
   Less fair value of liabilities assumed                        (160)              -
                                                             --------
      Cash paid                                                   380               -


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

     The condensed consolidated balance sheets as of June 29, 2003 and December 31, 2002, the related condensed consolidated statements of operations for the three and six months ended June 29, 2003 and June 30, 2002, the condensed consolidated statement of stockholders' equity for the six months ended June 29, 2003, the condensed consolidated statements of cash flows for the six months ended June 29, 2003 and June 30, 2002, and the consolidated statements of comprehensive loss for the three and six months ended June 29, 2003 and June 30, 2002 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2002, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

     Inventories at June 29, 2003 and December 31, 2002 consisted of:

                                                   (in thousands)
                                              ------------------------
                                              June 29,     December 31,
                                                2003          2002
----------------------------------------------------------------------
Raw materials and manufactured components     $ 4,476       $ 4,548
Work-in-process                                 2,475         2,066
Finished goods                                  1,390           816
Less: Reserves                                   (572)         (762)
----------------------------------------------------------------------
                                               $7,769       $ 6,668
======================================================================


(3) Debt

     Debt at June 29, 2003 and December 31, 2002 consisted of:

                                                         (in thousands)
                                                     -------------------------
                                                     June 29,     December 31,
                                                       2003          2002
------------------------------------------------------------------------------
Mortgage note payable                                $ 4,147       $ 4,298
Capital Lease obligations, interest rates ranging
  from 10.2% to 10.3%, net of interest of $3 and
  $4 in 2003 and 2002, respectively                       15            41
------------------------------------------------------------------------------
                                                       4,162         4,339
Less-current maturities                                  337           329
------------------------------------------------------------------------------
                                                     $ 3,825       $ 4,010
==============================================================================

     The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

     The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of June 29, 2003 and December 31, 2002, no amounts were outstanding under this unsecured revolving line of credit.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Earnings Per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months and six months ended June 29, 2003 and June 30, 2002 because they were antidilutive, were 1,292,706 and 969,300 respectively.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been reduced increased to the pro forma amounts indicated below:

                               Three Months Ended           Six Months Ended
                              ---------------------       ----------------------
                              June 29,     June 30,       June 29,      June 30,
                                2003         2002           2003          2002
                              --------     --------       --------      --------
Net Income (loss):
  As reported...............  $(1,863)     $(1,465)      $ (3,636)     $ (2,766)
  Pro forma.................   (2,206)      (1,624)        (3,799)       (3,085)

Income per basic share:
  As reported...............  $ (0.27)     $ (0.21)      $  (0.52)     $  (0.40)
  Pro forma.................    (0.29)       (0.24)         (0.54)        (0.45)

Income per diluted share:
  As reported...............  $ (0.27)     $ (0.21)      $  (0.52)     $  (0.40)
  Pro forma.................    (0.29)       (0.24)         (0.54)        (0.45)


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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

     For the six months ended June 29, 2003 there was no revenue recognized using the percentage of completion method. For the six months ended June 30, 2002, $252,717 of revenue was recognized using the percentage of completion method.

     The Company accounts for shipping and handling costs billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are reclassified as revenues with the associated costs reported as selling costs.

(7) Restructuring Charges

     The Company recorded a $190,000 restructuring charge in the second quarter 2003. This charge was solely related to severance costs associated with the reduction of 15 non-production employees. Approximately $71,000 in severance payments were made during the second quarter. The remaining $119,000 accrual is included in other current liabilities and is expected to be paid during the third quarter of 2003.

(8) Acquisition

     In the second quarter of 2003, the Company acquired the assets of Sagarus Robotics Corporation of Tempe, Arizona. The Sagarus operations have been moved to Billerica, Massachusetts and the Sagarus products are now integrated with the BTU worldwide product offerings.

    The pro-forma presentation, to disclose the effects on the Company's results of operations as if the acquisition had been completed as of the beginning of the period report on, is immaterial to the Company's operations.

(9) Product Warranty Costs

     The Company provides standard warranty coverage for parts and labor for 12 months and special extended coverage on certain other parts. The reserve for warranty covers the estimated costs of material, labor, overhead and travel. "FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosure of a reconciliation of the changes in the guarantor's product warranty accrual for the six months ended June 29, 2003. For the periods presented there was no activity in the product warranty accrual account.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 23.9% from $9.4 million in the second quarter of 2002 to $7.1 million in the second quarter of 2003. For the first six months net sales decreased 21.8% from $17.9 million in 2002 to $14.0 million in 2003. The decrease in 2003 represents the continued decline in demand for capital equipment by the electronics industry.

     When comparing the second quarter of 2003 to the second quarter of 2002, the percentage of net sales attributable to our customers in the United States decreased by 16.4%, net sales attributable to our customers in Europe decreased by 4.5%, net sales attributable to our Asia Pacific customers increased by 19.7%, and net sales attributable to our customer in the Other Americas increased by 1.3%. Comparing the first six months of 2003 to the first six months of 2002, the percentage of net sales attributable to our customers in the United States decreased by 15.5%, net sales attributable to our customers in Europe increased by 0.4%, net sales attributable to our Asia Pacific customers increased by 15.2%, and net sales attributable to our customer in the Other Americas decreased by 0.2%.

     Gross Profit. Gross profit decreased 50.5% from $3.1 million in the second quarter of 2002 to $1.5 million in the second quarter of 2003, and as a percentage of net sales, decreased from 33.3% to 21.7%. For the first six months of 2003, gross profit decreased 40.3% from $5.7 million in 2002 to $3.4 million in 2003, and as a percentage of net sales, decreased from 31.8% to 24.7%. The decrease in gross profit and gross profit percentage is a direct result of decreased demand for products in the electronics marketplace, which resulted in significant price pressure and under absorption of overhead costs, which are reflected in the decreased gross profit percentage.

     Selling, General and Administrative. Selling, general and administrative decreased 33.4% from $ 3.8 million in the second quarter of 2002 to $ 2.6 million in the second quarter of 2003. As a percentage of net sales, selling, general, and administrative decreased from 41.0% in second quarter 2002 to 35.8% in the second quarter of 2003. For the first six months of 2003, selling, general and administrative decreased 28.5% from $7.4 million in 2002 to $5.3 million, and decreased as a percentage of net sales from 41.5% in the first six months of 2002 to 38.0% for the same period in 2003. The decreases in costs in 2003 were the result of lower expenditures for sales, service, marketing and administrative functions, as the Company reduced it's workforce to the realities of the market place.

     Research, Development and Engineering. Research, development and engineering decreased 9.3% from $911,000 in the second quarter of 2002 to $826,000 in the second quarter of 2003 and as a percentage of net sales, increased from 9.7% to 11.6% for the same period. For the first six months of 2003, research, development and engineering decreased 11.3% from $1.9 million in 2002 to $1.6 million in 2003, and as a percentage of net sales increased from 10.4% in 2002 to 11.8% in 2003. In both the second quarter and first six months of 2003, the Company continued support of product development, but at reduced levels given the current economic climate.

     Restructuring Charges. In the second quarter of 2003, the Company reduced its overhead personnel to better align its spending with the current economic market for its products. The $190,000 restructuring charge represents severance costs for the laid off employees.

     Operating Loss. Operating loss increased 24.6% from $1.6 million in the second quarter of 2002 to $2.0 million in the second quarter of 2003, and as a percentage of net sales, increased from 17.4% to 28.4%. For the first six months of 2003, operating loss increased 4.3% from $3.6 million in 2002 versus $3.7 million in 2003, and as a percentage of net sales, increased from 20.1% to 26.8%. The increase in operating losses in 2003 was primarily the result of lower net sales and lower gross profit.

     Income Taxes. The Company has recorded a full valuation allowance to offset it's deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. The income tax benefit reflected in the statement of operations at June 29, 2003 represents an additional carryback allowance calculated in the Company's 2002 federal income tax return. This one-time carryback claim is against taxes paid in prior periods which the Company now expects to recover. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 29, 2003, we had $7.9 million in cash and cash equivalents.

     The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of June 29, 2003, no amounts were outstanding under this unsecured revolving line of credit.

     We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at June 29, 2003 of approximately $4.1 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

     During the six months ended June 29, 2003, the Company used cash resources of $5.9 million. This use of cash was primarily the result of net losses of $3.6 million, an increase in accounts receivable of $1.3 million and an increase in inventory of $1.1 million.

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

CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BTU INTERNATIONAL, INC.

     DATE: August 11, 2003          BY: /s/ Mark R. Rosenzweig
                                       -----------------------------------------
                                    Mark R. Rosenzweig
                                    President, Chief Executive Officer
                                    (principal executive officer) and Director

     DATE August 11, 2003           BY: /s/ Thomas P. Kealy
                                       -----------------------------------------
                                    Thomas P. Kealy
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer (principal
                                    financial and accounting officer)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote Security Holders

     (a)  The annual meeting of stockholders was held on May 16, 2003.

     (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

     (c)  The voting for the directors was as follows:

                                            For           Withheld
                                         ---------        --------
            Paul J. van der Wansem       6,350,929         123,276
            Mark R. Rosenzweig           6,257,010         217,195
            David A.B. Brown             6,134,550         339,655
            J. Chuan Chu                 6,256,960         217,245
            John E. Beard                6,351,078         123,127
            Joseph F. Wrinn              6,257,710         216,495


     (d)  The Stockholders approved the Company's 2003 Equity Incentive Plan.

          The voting for the plan was as follows:

                  For              3,072,229
                  Against          1,460,565
                  Abstain            235,779
                  Non-Votes        1,705,632

     (e) The Stockholders approved an amendment to the Company's 1998 Stock Option Plan for Non-Employee Directors, increasing the shares available under the plan.

          The voting for the amendment was as follows:

                  For              4,131,908
                  Against            591,239
                  Abstain             45,426
                  Non-Votes        1,705,632


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11.0 - Calculation of net loss per common and common equivalent share. Exhibit 31.1 - Section 302 Certification Exhibit
          31.2 - Section 302 Certification Exhibit 32.1 - Section 906 Certification Exhibit 32.2 - Section 906 Certification

     (b)  Reports on Form 8-K

          On April 18, 2003, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of it's financial results for quarter ended March 30, 2003.