Form 10-Q
period 2003-09-28
BTU INTERNATIONAL INC
filed 2003-11-12
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the quarterly period ended September 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________


                                 --------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_ No X

         Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 11, 2003: 7,127,819 shares. shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                        1-2
Condensed Consolidated Statements of Operations                                3
Condensed Consolidated Statement of Stockholders' Equity
   and  Consolidated Statements of Comprehensive Loss                          4
Condensed Consolidated Statements of Cash Flows                                5
Notes to Condensed Consolidated Financial Statements                         6-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                      9-11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.  CONTROLS AND PROCEDURES


                           PART II. OTHER INFORMATION


Signatures                                                                    12
Exhibits and Reports on Form 8-K                                              13
Calculation of Net Loss per Common and Common
   Equivalent Share                                                           14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                   (Unaudited)
                                                                 September 28,        December 31,
                                                                      2003                2002
--------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $ 7,660             $13,847
     Accounts receivable, less reserves of $172                        5,873               4,532
     Inventories (Note 2)                                              7,320               6,668
     Refundable income taxes                                              --               1,700
     Other current assets                                                687                 417
--------------------------------------------------------------------------------------------------
         Total current assets                                         21,540              27,164
--------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                                210                 210
     Buildings and improvements                                        7,929               7,894
     Machinery and equipment                                           7,650               7,645
     Furniture and fixtures                                              866                 856
--------------------------------------------------------------------------------------------------
                                                                      16,655              16,605
     Less-Accumulated depreciation                                    13,180              12,568
--------------------------------------------------------------------------------------------------
         Net property, plant and equipment                             3,475               4,037

Other assets, net of accumulated amortization of $398 at
   Sept. 28, 2003 and $362 at December 31, 2002                          793                 313
--------------------------------------------------------------------------------------------------
                                                                     $25,808             $31,514
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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                 September 28,        December 31,
                                                                      2003                2002
--------------------------------------------------------------------------------------------------

Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                      $     4,085           $     329
     Current portion of long-term deferred
         compensation                                                    200                 200
     Accounts payable                                                  2,128               2,601
     Accrued expenses                                                  2,690               2,623
--------------------------------------------------------------------------------------------------
         Total current liabilities                                     9,103               5,753
--------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                          --               4,010
Long-term deferred compensation, less current maturities                 501                 650
--------------------------------------------------------------------------------------------------
                                                                       9,604              10,413
--------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                                    --                  --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,275,027, outstanding  7,126,017
            at September 28, 2003 and
         Issued - 8,151,588, outstanding  7,002,578
           at December 31, 2002                                           82                  81
     Additional paid-in capital                                       22,313              21,976
     Deferred compensation                                              (28)                (71)
     Accumulated earnings (losses)                                   (2,218)               3,035
     Treasury stock- at cost,  1,149,010 shares at
           Sept. 28, 2003 and December 31, 2002                      (4,177)             (4,177)
     Accumulated other comprehensive income                              232                 257
--------------------------------------------------------------------------------------------------
         Total stockholders' equity                                   16,204              21,101
--------------------------------------------------------------------------------------------------

                                                                     $25,808             $31,514
==================================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                    ----------------------       ------------------------
                                                      Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                         2003          2002          2003         2002

-------------------------------------------------------------------------------------------------------------
Net sales                                      $     6,738      $     7,100      $    20,698      $    24,968
Cost of goods sold                                   5,370            4,601           15,932           16,780
-------------------------------------------------------------------------------------------------------------

         Gross profit                                1,368            2,499            4,766            8,188

Operating expenses:
     Selling, general and administrative             2,165            3,409            7,468           10,828
     Research, development and engineering             745              903            2,393            2,761
     Restructuring charges                              --              360              190              360
-------------------------------------------------------------------------------------------------------------
          Loss from operations                      (1,542)          (2,173)          (5,285)          (5,761)
-------------------------------------------------------------------------------------------------------------

     Interest income                                     7               53               60              163
     Interest expense                                  (84)             (91)            (257)            (278)
     Other income, net                                   2               11                7               13
-------------------------------------------------------------------------------------------------------------

         Loss before income tax benefit             (1,617)          (2,200)          (5,475)          (5,863)
         Income tax benefit                             --             (539)            (222)          (1,436)
-------------------------------------------------------------------------------------------------------------

         Net loss                              $    (1,617)     $    (1,661)     $    (5,253)     $    (4,427)
=============================================================================================================
     Loss Per Share:
         Basic                                 $     (0.23)     $     (0.24)     $     (0.75)     $     (0.64)
         Diluted                               $     (0.23)     $     (0.24)     $     (0.75)     $     (0.64)
=============================================================================================================
     Weighted Average Number of
      Shares Outstanding:
         Basic                                   7,030,140        6,910,226        7,011,834        6,873,843
         Effect of  Dilutive Options                    --               --              --                --
-------------------------------------------------------------------------------------------------------------
         Diluted Shares                          7,030,140        6,910,226        7,011,834        6,873,843
=============================================================================================================





   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (in thousands)
                                   (Unaudited)


                                                                                           ACCUMULATED
                                ADDITIONAL                                                    OTHER             TOTAL
                     COMMON      PAID-IN      DEFERRED      ACCUMULATED          TREASURY  COMPREHENSIVE      STOCKHOLDERS'
                      STOCK      CAPITAL        COMP.     EARNINGS(LOSSES)        STOCK       INCOME            EQUITY

=============================================================================================================================
Balance at
Dec. 31, 2002          $ 81       $ 21,976       $ (71)          $ 3,035         $ (4,177)        $ 257            $ 21,101

Net loss                 --             --          --            (5,253)              --            --              (5,253)

Sale of Common
Stock                     1            337          --                --               --            --                 338

Translation
Adjustment               --             --          --                --               --           (25)                (25)

Deferred
Compensation             --             --          43                --               --            --                  43
-----------------------------------------------------------------------------------------------------------------------------

Balance at
Sept. 28,2003          $ 82       $ 22,313       $ (28)         $ (2,218)        $ (4,177)        $ 232            $ 16,204
=============================================================================================================================



                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                 (in thousands)
                                   (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                       -------------------------     ---------------------
                                                       Sept. 28,       Sept. 29,     Sept. 28,   Sept. 29,
                                                         2003             2002          2003        2002
----------------------------------------------------------------------------------------------------------

Net Loss                                               $ (1,617)        $ (1,661)    $ (5,253)   $ (4,427)

Other comprehensive income (loss):
   Foreign currency translation adjustment                   18               25          (25)         73
----------------------------------------------------------------------------------------------------------

Comprehensive Loss                                     $ (1,599)        $ (1,636)    $ (5,278)   $ (4.354)
==========================================================================================================



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BTU INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                 (in thousands)
                                  (Unaudited)


                                                                      September 28,     September 29,
                                                                           2003               2002
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
         Net loss                                                        $ (5,253)        $ (4,427)
         Adjustments to reconcile net income to net cash
           used in operating activities -
           Depreciation and amortization                                      863            1,001
           Stock based compensation                                            43               54
           Net changes in operating assets and liabilities-
              Accounts receivable                                          (1,341)           (912)
              Inventories                                                    (632)           2,828
              Other current assets                                           (270)             274
              Refundable income taxes                                        1,700              --
              Other assets                                                     (6)              27
              Accounts payable                                               (473)            (576)
              Accrued expenses                                                (93)            (299)
              Deferred compensation                                          (149)              --
----------------------------------------------------------------------------------------------------------

         Net cash used in operating activities                             (5,611)          (2,030)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Purchases of property, plant and equipment                          (255)            (116)
         Cash paid for acquisition                                           (380)              --
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                               (635)            (116)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
              obligations                                                    (254)            (226)
         Payments for debt refinancing                                         --              (59)
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                     338              200
         Purchase of treasury stock                                            --              (27)
----------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) financing activities                   84             (112)
----------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                             (25)               73
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (6,187)          (2,185)
Cash and cash equivalents, at beginning of the period                      13,847           15,716
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                          $  7,660         $ 13,531
==========================================================================================================

Supplemental disclosures of cash flow information
         Cash paid (received) during the periods for -
         Interest                                                            $257             $278
         Income taxes                                                      (1,700)              41

Non-cash disclosure:
         Fair value of assets acquired                                        540               --
         Less fair value of liabilities assumed                              (160)              --
                                                                         --------
           Cash paid                                                          380               --
                                                                              ===




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Basis for presentation


         The condensed consolidated balance sheets as of September 28, 2003 and December 31, 2002, the related condensed consolidated statements of operations for the three and nine months ended September 28, 2003 and September 29, 2002, the condensed consolidated statement of stockholders' equity for the nine months ended September 28, 2003, the condensed consolidated statements of cash flows for the nine months ended September 28, 2003 and September 29, 2002, and the consolidated statements of comprehensive loss for the three and nine months ended September 28, 2003 and September 29, 2002 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2002, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

         Inventories at September 28, 2003 and December 31, 2002 consisted of:


                                                           (in thousands)
                                                  -------------------------------
                                                  September 28,      December 31,
                                                       2003              2002
---------------------------------------------------------------------------------
Raw materials and manufactured components             $ 4,020           $ 4,548
Work-in-process                                         2,189             2,066
Finished goods                                          1,726               816
Less:
Reserves                                                 (615)             (762)
---------------------------------------------------------------------------------
                                                       $7,320           $ 6,668
=================================================================================


(3) Debt

     Debt at September 28, 2003 and December 31,2002 consisted of:

                                                                      (in thousands)
                                                             -------------------------------
                                                             September 28,      December 31,
                                                                  2003              2002
--------------------------------------------------------------------------------------------

Mortgage note payable                                            $ 4,069           $ 4,298
Capital lease obligations, interest rates ranging
  from 10.2% to 10.3%, net of interest of $2 and
  $4 in 2003 and 2002, respectively                                   16                41
--------------------------------------------------------------------------------------------
                                                                   4,085             4,339
Less-current maturities                                            4,085               329
--------------------------------------------------------------------------------------------
                                                                     $ 0           $ 4,010
============================================================================================

         The mortgage note payable is secured by the Company's land and building and requires monthly payments of $53,922, including interest at 8.125%. This mortgage note payable has a balloon payment of $3,825,000 due and payable at maturity on July 1, 2004.

         The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of September 28, 2003 and December 31, 2002, no amounts were outstanding under this unsecured revolving line of credit and at September 28, 2003, $8.1 million was available to borrow under the borrowing base.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)      Earnings Per Share

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months and nine months ended September 28, 2003 and September 29, 2002 because they were antidilutive, were 1,110,986 and 1,119,300 respectively.

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would be the pro forma amounts indicated below:


                                            Three Months Ended                  Nine Months Ended
                                    ------------------------------      -----------------------------
                                    September 28,    September 29,      September 28,    September 29,
                                       2003              2002               2003             2002


Net Income (loss):
  As reported.....................   $ (1,617)          $ (1,661)          $ (5,253)        $ (4,427)
  Pro forma.......................     (1,689)            (1,754)            (5,469)          (4,705)
Income per basic share:
  As reported.....................    $ (0.23)          $  (0.24)           $ (0.75)         $ (0.64)
  Pro forma.......................      (0.24)             (0.25)             (0.78)           (0.68)

Income per diluted share:
  As reported.....................    $ (0.23)          $  (0.24)            $(0.75)         $ (0.64)
  Pro forma.......................      (0.24)             (0.25)             (0.78)           (0.68)


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

         The Company also has certain sales transactions for projects that are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage of completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

         For the nine months ended September 28, 2003 there was no revenue recognized using the percentage of completion method. For the nine months ended September 29, 2002, $252,717 of revenue was recognized using the percentage of completion method.

         The Company accounts for shipping and handling costs billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are reclassified as revenues with the associated costs reported as cost of goods sold.

(7)      Restructuring Charges

         The Company recorded a $190,000 restructuring charge in the second quarter 2003. This charge was solely related to severance costs associated with the reduction of 15 non-production employees. Approximately $151,000 in severance payments were made during the second and third quarter. The remaining balance is included in other current liabilities and is expected to be paid during the fourth quarter of 2003.

(8)      Acquisition

         In the second quarter of 2003, the Company acquired the assets of Sagarus Robotics Corporation of Tempe, Arizona. The Sagarus operations have been moved to Billerica, Massachusetts and the Sagarus products are now integrated with the BTU worldwide product offerings. The pro-forma results, to disclose the effects on the Company's results of operations as if the acquisition had been completed as of the beginning of the period were not presented herein as they are immaterial to the Company's operations.

(9)      Product Warranty Costs

         The Company provides standard warranty coverage for parts and labor for 12 months and special extended coverage on certain other parts. The reserve for warranty covers the estimated costs of material, labor, overhead and travel.

         The Company is currently evaluating the warranty accrual activity and the adequacy of the ending balance. In the opinion of Management, such accruals are adequate to cover all outstanding warranty obligations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net Sales. Net sales decreased 5.1% from $7.1 million in the third quarter of 2002 to $6.7 million in the third quarter of 2003. For the first nine months net sales decreased 17.1% from $25.0 million in 2002 to $20.7 million in 2003. The decrease in both the third quarter and first nine months of 2003 was primarily a result of decreases in product shipments of the Company's advanced materials systems, whose markets have not yet rebounded.

         When comparing the third quarter of 2003 to the third quarter of 2002 the percentage of total net sales attributable to our customers in the United States decreased by 8.4%, the percentage of total net sales attributable to our customers in Europe decreased by 6.5%, the percentage of total net sales attributable to our Asia Pacific customers increased by 22.3%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 7.4%. Comparing the first nine months of 2003 to the first nine months of 2002 the percentage of total net sales attributable to our customers in the United States decreased by 14.0%, the percentage of total net sales attributable to our customers in Europe decreased by 1.6%, the percentage of total net sales attributable to our Asia Pacific customers increased by 17.7%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 2.2%.

         Gross Profit. Gross profit decreased 45.3% from $2.5 million in the third quarter of 2002 to $1.4 million in the third quarter of 2003 and, as a percentage of net sales, decreased from 35.2% to 20.3%. For the first nine months of 2003 gross profit decreased 41.8% from $8.2 million in 2002 to $4.8 million in 2003 and, as a percentage of net sales, decreased from 32.8% to 23.0%. The decrease in gross profit is a direct result of decreased demand for products in the advanced materials market. The decreased demand resulted in a product mix which has experienced significant price pressure and under-absorption of costs in 2003.

         Selling, General and Administrative. Selling, general and administrative expense decreased 36.5% from $3.4 million in the third quarter of 2002 to $2.2 million in the third quarter of 2003. As a percentage of net sales, selling, general and administrative decreased from 48.0% in the third quarter of 2002 to 32.1% in the third quarter of 2003. For the first nine months of 2003, selling, general and administrative decreased 31.0% from $10.8 million in 2002 to $7.5 million in 2003, and decreased as a percentage of net sales, from 43.4% in the first nine months of 2002 to 36.1% for the same period in 2003. The decreases in costs in 2003 were the result of lower expenditures for sales, service, marketing and administrative functions, as the Company reduced its workforce to the realities of the marketplace.

         Research, Development and Engineering. Research, development and engineering expense decreased 17.5% from $0.9 million in the third quarter of 2002 to $0.7 million in the third quarter of 2003. As a percentage of net sales, it decreased from 12.7% to 11.1% for the same periods. For the first nine months of 2003 research, development and engineering expense decreased 13.3% from $2.8 million in 2002 to $2.4 million in 2003, and as a percentage of net sales increased from 11.1% in 2002 to 11.6% in 2003. In both the third quarter and first nine months of 2003, the Company continued support of product development, but at reduced levels given the current economic climate.

         Restructuring Charges. In the second quarter of 2003, the Company reduced its overhead personnel to better align its spending with the current economic market for its products. The $190,000 restructuring charge represents severance costs for the laid- off employees.

         Operating Loss. Operating loss decreased 29.0% from $2.2 million in the third quarter of 2002 to $1.5 million in the third quarter of 2003 and, as a percentage of net sales, decreased from 30.6% to 22.9%. For the first nine months of 2003, operating loss decreased 8.3% from $5.8 million in 2002 versus $5.3 million in 2003 and, as a percentage of net sales, increased from 23.1% to 25.5%. The decrease in operating losses in the third quarter of 2003 was primarily the result of lower expenditures for all functions within the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

         Income Taxes. The Company has recorded a full valuation allowance to offset its deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. The income tax benefit reflected in the statement of operations for the nine months ended September 28, 2003 represents an additional carryback allowance calculated in the Company's 2002 federal income tax return. This one-time carryback claim represents a refund of taxes paid in prior periods which the Company received in the third quarter. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 28, 2003, we had $7.7 million in cash and cash equivalents.

         The Company has an unsecured revolving line of credit with a US bank, which allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of all assets except real estate. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2006 and is subject to maintaining certain financial covenants. As of September 28, 2003, no amounts were outstanding under this unsecured revolving line of credit.

         We have a mortgage note that is secured by our real property. The mortgage note had an outstanding balance at September 28, 2003 of approximately $4.1 million. The mortgage requires monthly payments of $53,922, which includes interest calculated at the rate of 8.125% per annum. A final balloon payment of approximately $3.8 million is due on July 1, 2004 upon maturity of the mortgage note.

         During the nine months ended September 28, 2003, the Company used cash resources of $6.2 million. This use of cash was primarily the result of net losses of $5.3 million and an increase in accounts receivable of $1.3 million.

         We expect that our current cash position, our ability to borrow necessary funds and a new mortgage note, currently being negotiated, will be sufficient to meet our corporate, operating and capital requirements into 2004.

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


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.


Item 4.     CONTROLS AND PROCEDURES

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


                                                         BTU INTERNATIONAL, INC.


DATE: November 12, 2003           BY: /s/ Mark R. Rosenzweig
                                      ------------------------------------------
                                      Mark R. Rosenzweig
                                      President, Chief Executive Officer
                                      (principal executive officer) and Director



DATE: November 12, 2003           BY: /s/ Thomas P. Kealy
                                      ------------------------------------------
                                      Thomas P. Kealy
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer (principal
                                      financial and accounting officer)

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

          (b) Reports on Form 8-K

         On July 23, 2003, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its financial results for quarter ended June 29, 2003.