Form 10-K
period 2003-12-31
BTU INTERNATIONAL INC
filed 2004-03-30
CIK 840883

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $11,156,960 on June 30, 2003.

     Indicate number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of March 26, 2004:
7,177,652 shares.

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III - Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                             BTU INTERNATIONAL, INC.
                          2003 FORM 10-K ANNUAL REPORT


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

Item 9A        Controls and Procedures

               PART III
               --------

Item 10        Directors and Executive Officers of the Registrant

Item 11        Executive Compensation

Item 12        Security Ownership of Certain Beneficial Owners and Management

Item 13        Certain Relationships and Related Transactions

Item 14        Principal Accounting Fees and Services

               PART IV
               -------

Item 15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

     BTU International designs, manufactures, sells and supports advanced thermal processing systems used primarily for semiconductor packaging, printed circuit boards (PCB) assembly and advanced materials processing. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures. We believe we are one of the leading suppliers of thermal systems used by electronics and materials manufacturers.

     Our electronics customers serve the advanced segments of the industry in which the integrated circuits of a semiconductor device are connected and sealed into a package, and where these semiconductor packages together with other components are assembled on printed circuit boards (PCB's). Our materials customers serve multiple markets in which advanced ceramics and metal alloys are used in end use applications for the automotive, fuel cell, communications and other industries. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters.

     Our products are sold worldwide through a direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 2003 were such industry leaders as IBM, Dana Corporation, Intel Corporation, Advanced Semiconductor Engineering (ASE), Compal, Nokia, Motorola, Inc., Celestica Incorporated, Delphi and Samsung Corporation.

     Our principal offices and main manufacturing facility are located at 23 Esquire Road, North Billerica, Massachusetts 01862 USA. Our telephone number is
(978) 667-4111. Our new China Manufacturing plant is located at 25 Jia Tai Road, Waigaoqiao Free Trade Zone, Shanghai, 200131, PRC. We also have sales and service facilities throughout North America, Europe and Asia. Our corporate website is www.btu.com.

INDUSTRY BACKGROUND

     ELECTRONICS MARKETS. The electronic markets are showing clear signs of a robust recovery and the outlook for the industry is one of long-term growth. The need for increasingly sophisticated electronic devices continues and new technology such as wireless networks, next generation cellular phones and personal digital assistants (PDAs) will continue to drive future demand. Other types of electronic equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems, Ethernet wireless accessories and consumer products such as automobile electronics and digital cameras. Integral to the growth in electronics are the advances in technology, which result in producing smaller, lighter and less expensive end products by increasing the performance and reducing the cost, size, weight and power requirements of electronic assemblies, PCBs and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment.

     MATERIALS MARKETS. Advanced materials are very important for sealing, connecting and package brazing for electronics manufacturing. Emerging markets including fuel cell and synthetic gas production as well as automotive markets require high performance ceramic and metal components. A significant trend is the use of multi-layer configurations that must be designed with very tight dimensional tolerances requiring very sophisticated process control and uniformity. Low Temperature Co-fired Ceramics (LTCC), high temperature ceramics and aluminum powdered metals all figure prominently in leading-edge products for these markets.

     MANUFACTURING PROCESSES. Electronics manufacturing processes include integrated circuit (IC) manufacturing, IC packaging and the assembly of PCBs. Several precision thermal process steps are required in each application. In advanced semiconductor packaging, processing takes place at both the wafer level and die level. At the wafer level, deposited solder must be thermally treated to form perfectly spherical "bumps". At the die level, these bumps allow the ICs to be bonded to the semiconductor package using precise thermal process. In the PCB assembly process, packaged circuits and other components are attached to PCBs. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow, or surface mount reflow.

     Materials processing involves many different types of thermal applications. In electronics, thick film firing is used to construct metalized electrical circuits onto ceramic or metal substrates for automotive electronics, microelectronics packaging, resistive heaters, and passive circuit applications. Electrical termination of chip capacitors is achieved by sintering a conductive material to a capacitor to create an electrical connection. Hybrid or microwave RF circuits require electrical shielding in a metal container. This is done using a Glass to Metal Sealing process, in which the glass is bonded to a metal surface to insure a strong, hermetic and electrically insulating joint.

     In addition, the manufacture of many ceramic products or components, from fuel cell anodes and cathodes to substrates for wireless networking products requires a multi-step thermal process. A binder burnout step in which organics are removed from ceramic laminate materials is followed by a high temperature sintering step that solidifies the ceramic at desired dimensions. Similar sintering processes are used for metal components across a wide variety of applications and for gadolinium and uranium fuel pellet sintering, which take place at temperatures up to 2000(degree)C.

     Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and shift to low cost regions such as China, particularly by electronics producers, has driven the demand for greater value from equipment - a balance of price and performance.


TECHNOLOGICAL CHALLENGES

     Advanced thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time.

     Advanced thermal processing systems maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the product. In addition, the thermal processing system's heat convection rate must be varied and controlled as components and materials are processed. The chamber must also dispense heat uniformly across the product at precise temperatures to ensure maximum process uniformity. Also, products must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress. With the increasing use of lead free solder processes, the control window for temperature uniformity has gotten significantly more critical.

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

     In applications using flux, the volatile compounds that are vaporized during the thermal processing cycle, must be contained and collected so that they do not condense in the system or damage the environment. The efficient containment, collection and disposal of the flux are important factors in achieving high system up time, high throughput and reliability.

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

     ATMOSPHERE UNIFORMITY AND CONTROL. Our advanced thermal processing systems provide precision control over atmospheric conditions within their process chambers by integrating our gas and physical curtain technologies. Our systems are capable of excluding virtually all oxygen from the critical process steps to maintain the safety and integrity of the process chamber atmosphere. In addition, our systems minimize the consumption of nitrogen or hydrogen, thereby reducing the operating cost of maintaining the atmosphere.

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

     RELIABILITY. Our customers place a high premium on reliability. Reliability is a major contributor to low cost of ownership because high up time can increase the productivity of an entire production line. We believe our systems are the most reliable advanced thermal processing systems in the world.

     WORLDWIDE CUSTOMER SUPPORT. We provide our customers with global technical service support, in depth process engineering support and rapid delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with twenty-four hours a day, seven days a week telephonic support and extensive customer training programs

PRODUCTS

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

     Wafer Bump Reflow. Our TCAS series of continuous belt advanced thermal processing system is rated up to 800(degree)C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen using patented gas barrier technology to achieve a safe and high purity hydrogen atmosphere. Our TCAS systems range in price from $100,000 to $400,000 and are available in various belt widths and heated lengths.

     We also provide advanced solutions for wafer bump reflow by integrating automated handling systems with thermal equipment for processing both 200mm and 300mm wafers. As a result of our acquisition of the Sagarus robotics, we now offer a complete integrated system based on BTU product modules including handling flux coating and furnace. The 300mm systems are available fully compliant with I300i protocol and with SEMI S2 and S8 standards. These integrated systems range in price from $300,000 to $1.5 million.

     Flip Chip Reflow in Package. Flip Chip Reflow provides the physical and electronic bond of the semiconductor device to its package. The PARAGON and PYRAMAX families of advanced convection reflow systems, using specialized fan drives, are rated up to 400(degree)C and operate in air or nitrogen atmospheres. The product utilizes impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, it can process substrates in dual track configurations, thereby enabling our customers to double production without increasing the machine's footprint. The family of products is available in three models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. The products range in price from $70,000 to $160,000.

          SURFACE MOUNT TECHNOLOGY (SMT). We currently sell two families (VIP and PYRAMAX) of advanced thermal processing systems used in the solder reflow and cure stages of PCB (printed circuit board) assembly.

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

          The market need for lead free solder reflow presents a unique problem by raising the process temperature critically close to the destruct temperature of the components that are being attached. PYRAMAX's unique closed loop convection control provides significantly tighter temperature window than those available from any other manufacturer

          The solder reflow process requires the thermal processing system to manage flux residues that are eliminated during the processing of the PCBs. Pyramax advanced thermal processing systems are equipped with a patented flux management system that isolates the flux outside the main process chamber, thereby helping to maintain the integrity of the atmosphere and facilitate easy disposal.

          ADVANCED MATERIALS PROCESSING. We sell several systems for the thermal processes used in advanced materials processing.

          Thick Film Resistors and Conductors. FAST FIRE continuous belt advanced thermal processing systems are rated up to 1050(degree)C in air. These systems are used for firing thick film pastes in the production of hybrid circuits and can achieve an across belt temperature uniformity of +/- 1(degree)C. Such thermal uniformity is critical in the production of resistor circuits. These systems are available in various belt widths and heated lengths and range in price from $50,000 to $180,000.

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

     Convection Batch System. BTU has introduced a new convection batch furnace leveraging our patented eductor technology. The systems are used for processing ceramic and advanced materials such as Ceramics/LTCC/MLCC, Fuel Cells and glass separation membranes. We can now uniquely offer customers convection technology at elevated temperatures, providing the customer with dramatic improvements in process uniformity as well as optimum heavy load/high throughput capability. The systems range in price from $ 250,000 to $ 750,000.

     We also offer a pusher thermal processing system, which is rated up to 1800 degrees C in a hydrogen reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.2 million.

CUSTOMERS

     Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our customers include industry leaders such as Intel, IBM, Advanced Semiconductor Engineering (ASE), Compal, Nokia, Samsung, Celestica, Dana, Delphi and Foxconn.

     Our largest customers have historically accounted for a significant percentage of our net sales. Aggregate net sales to our ten largest customers accounted for approximately 28% of our net sales in 2003. In 2003, no customer accounted for more than 10% of net sales.

SALES AND MARKETING

     We market and sell our products through our direct sales force and independent sales representatives throughout the world. Our Sales and Marketing force is responsible for educating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our independent sales representatives provide ongoing services to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. These service functions allow us to market future sales within our current customer base. In addition, our management and sales teams participate in periodic trade conventions, through which we aggressively market our products to potential customers.

     We market our systems and services globally. In 2003, approximately 76% of our net sales originated outside the United States, with Asia Pacific and Europe representing 53% and 19% of net sales, respectively, and 4% to Other Americas.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering were: $5.0 million in 2001, $3.6 million in 2002 and $3.4 million in 2003. A large percentage of our research, development and engineering expense in 2003 was spent on the development of integrated solutions for wafer bump reflow, development of our convection batch furnace for ceramics and fuel cells, the expansion of our Pyramax solder reflow platform and in support of custom design solutions.

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

MANUFACTURING AND SUPPLIERS

     Our principal manufacturing operations consist of final assembly, systems integration and testing at our facility in North Billerica, Massachusetts. We outsource the manufacture of many of our subsystems to a number of key suppliers and maintain close relationships with them while also maintaining qualified alternative suppliers in the event we exceed the capacity of our key suppliers and to maintain a cost down focus. This year we are completing a new manufacturing plant in Shanghai, China for manufacture of our SMT products as well as local sourcing of materials.

     We continue to invest in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems thereby reducing cycle time and increasing our inventory turnover. We adhere closely to the principles of total quality management and have been ISO 9001 certified since 1998 and updated to ISO 9000:2000 in October 2003. Our customers, suppliers and employees are encouraged to provide feedback and suggestions for improvements in products and services.

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

BACKLOG

     Backlog as of December 31, 2003 was $5.8 million, compared to $5.2 million as of December 31, 2002. As of December 31, 2003, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

     Our principal competitors for advanced semiconductor packaging and PCB assembly equipment vary by product application. Our principal competitors for advanced semiconductor packaging are Sikama, RTC, and Heller Industries. Our principal competitors for solder reflow systems are Vitronics-Soltec, Inc. (a Dover Technologies Company), Electrovert-Speedline Technologies and Heller Industries. Our high temperature systems for thick film, hybrid circuits, ceramics and other applications compete primarily against systems sold by Lindberg (a Unit of SPX Corp.), SierraTherm Production Furnaces, Inc., Centrotherm and Harper International Corp.

EMPLOYEES

     As of February 29, 2004, we had 214 employees, of whom 54 are engaged in sales, marketing and service, 23 in research, development and engineering, 18 in finance and administration and 119 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

     One of BTU's core values is protecting the environment in which we operate and the environment in which our equipment operate. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2004.

ITEM 2.  PROPERTIES

FACILITIES

     We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot manufacturing facility. We currently operate our manufacturing facility on a multi shift basis. In England, we lease a facility for our European sale and service operations. We also rent office space in Paris, France. In Asia, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines. We recently completed construction of a leased facility in Shanghai, China. We believe that our plants in the USA and China provide sufficient manufacturing capacity into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending as of the time of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                AGE                POSITIONS
         ----                ---                ---------

Paul J. van der Wansem       64     Chairman of the Board of Directors
Mark R. Rosenzweig           57     President and Chief Executive Officer
Thomas P. Kealy              61     Vice President, Corporate Controller and
                                    Chief Accounting Officer
James M. Griffin             46     Vice President of Sales-Americas

     Paul J. van der Wansem is Chairman of our Board of Directors. He was also President and Chief Executive Officer from 1979 until July 2002. From 1977 to 1981, he was Vice-President and advisor to the Management Board of Holec, N.V., (a Dutch-Multinational electronics company), and in 1978 started Holec (USA), Inc. and became its President. From 1973 to 1977, he was Management Consultant for The Boston Consulting Group, Inc. (BCG) in Boston, MA. Prior to this he was an Adjunct Director at Citicorp starting in 1970 in Amsterdam, The Netherlands and later at the New York headquarters through April of 1973. Mr. van der Wansem received an undergraduate degree in automotive engineering in England and holds an M.B.A. from IMD, Lausanne, Switzerland.

     Mark R. Rosenzweig joined BTU in July 2002 as President and Chief Executive Officer. From 1992 to 2002, Mr. Rosenzweig held various positions with The BOC Group, a UK based, FT 100 Company, with his last position as the Chief Executive of the BOC Edwards US operations, which was a major supplier of industrial gases and process equipment to the semiconductor industry. From 1991 to 1992, Mr. Rosenzweig was President and CEO of Datamarine, International., a Nasdaq listed, marine navigation and communications company. From 1979 to 1991, Mr. Rosenzweig held various management positions with Adams-Russell Company, which became part of Ma/Com in 1989 at which time he became a Corporate VP at Ma/Com running the Signal Processing Group. Mr. Rosenzweig holds a BSEE from Stevens Institute of Technology, Hoboken, NJ.

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

                                                                     HIGH    LOW
                                                                     ----    ---
Fiscal Year Ended December 31, 2002:
  First Quarter....................................................  6.48   4.05
  Second Quarter...................................................  6.00   3.66
  Third Quarter....................................................  4.25   1.93
  Fourth Quarter...................................................  2.70   1.63

Fiscal Year Ended December 31, 2003:
  First Quarter....................................................  2.19   1.62
  Second Quarter...................................................  2.34   1.65
  Third Quarter....................................................  3.50   1.82
  Fourth Quarter...................................................  5.38   2.41

     As of March 25, 2004 there were approximately 494 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2002 and December 31, 2003 have been derived from our consolidated financial statements audited by independent public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 1999 and December 31, 2000 and the selected consolidated balance sheet data as of December 31, 1999, December 31, 2000 and December 31, 2001 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                      1999        2000         2001         2002         2003
                                                    --------    --------     --------     --------     --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ........................................  $ 71,260    $ 99,494     $ 47,057     $ 30,631     $ 28,490
Cost of goods sold ...............................    42,449      59,112       31,625       21,030       22,098
                                                    --------    --------     --------     --------     --------
  Gross profit ...................................    28,811      40,382       15,432        9,601        6,392
Selling, general and administrative ..............    20,284      25,310       16,328       13,413        9,419
Research, development and engineering ............     4,786       6,231        5,001        3,587        3,382
Restructuring charge and executive retirement ....        --          --           --        1,350          190
                                                    --------    --------     --------     --------     --------
  Operating income (loss) ........................     3,741       8,841       (5,897)      (8,749)      (6,599)
Interest income (expense), net ...................         8         (54)         (53)        (150)        (304)
Other income (expense) ...........................        24        (440)           2           12         (148)
                                                    --------    --------     --------     --------     --------
Income (loss) before provision for income taxes ..     3,773       8,347       (5,948)      (8,887)      (7,051)

  Net income (loss) ..............................  $  2,838    $  5,422     $ (3,747)    $ (7,072)    $ (6,829)
                                                    ========    ========     ========     ========     ========

Earnings per share, diluted (1) ..................  $   0.41    $   0.74     $  (0.54)    $  (1.03)    $  (0.97)
                                                    ========    ========     ========     ========     ========

Weighted average shares outstanding, diluted .....     6,968       7,278        6,928        6,886        7,042


                                                                           DECEMBER 31,
                                                    -----------------------------------------------------------
                                                      1999        2000         2001         2002         2003
                                                    --------    --------     --------     --------     --------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................  $12,431     $ 8,886      $15,716      $13,847      $ 6,659
Working capital....................................   26,693      30,709       26,571       21,411       16,060
Total liabilities..................................   17,346      19,363       10,185       10,413       10,834
Total assets.......................................   43,149      51,160       37,836       31,514       25,654
Stockholders' equity...............................   25,803      31,797       27,651       21,101       14,820

-------------------
(1) Common share equivalents are anti dilutive when in a loss position.

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

     We derive our net sales from customers around the world. Our customers include large multinational OEM (original equipment manufacturers) and EMS (electronic manufacturing service) providers requiring advanced thermal processing equipment solutions. In 2003, net sales to our five largest customers accounted for 18.8% of our total net sales. Our net sales in 2003 were dispersed worldwide, with approximately 24% to customers in the United States, 53% to Asia Pacific customers, 19% to European customers and 4% to Other Americas. Over the past three years, the percentage of our net sales to international customers was 59% in 2001, 61% in 2002 and 76% in 2003.

     CRITICAL ACCOUNTING POLICIES

     The following is a discussion of those accounting policies that the Company deems to be "critical" - that is, they are important to the portrayal of the Company's financial condition and results, and they reflect management's reliance on estimates regarding matters that are inherently uncertain.

     REVENUE RECOGNITION - The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as updated by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

     The Company also has certain sales transactions for products, which are not completed within the normal operating cycle of the business. It is the Company's policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist. (1) The Company has received the Customer's purchase order or entered into a legally binding contract. (2) The Customer is credit worthy and collection is probable or Customer prepayments are required at product completion milestones or specific dates. (3) The sales value of the product to be delivered is significant in amount when compared to the Company's other products. (4) Product costs can be reasonably estimated; there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.

     Under the percentage completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

     INVENTORY VALUATION - The Company's inventories consist of material, labor and manufacturing overhead costs. The Company determines the cost of inventory based on the first-in, first-out method (FIFO). The Company regularly reviews the quantity of inventories on hand and compares these quantities to the expected usage of each applicable product or product line. The Company's inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of the Company's inventories depends in part on the Company's estimates of each product's net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments the Company is required to make to lower the value of the inventories are recorded as a charge to cost of revenue.

     For more information on the Company's inventory valuation, please see Note 1 to the financial statements included in this report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our consolidated statements of operations for the periods indicated.

                                                              FISCAL YEAR ENDED
                                                                 DECEMBER 31,
                                                        -----------------------------
                                                         2001       2002        2003
                                                        ------     ------      ------

Net sales............................................   100.0%     100.0%      100.0%
Cost of goods sold...................................    67.2%      68.7%       77.6%
                                                        -----      -----       -----
  Gross profit.......................................    32.8%      31.3%       22.4%

Operating expenses:
  Selling, general and administrative................    34.7%      43.8%       33.0%
  Research, development and engineering..............    10.6%      11.7%       11.9%
  Restructuring and executive retirement                  0.0%       4.4%        0.7%
                                                        -----      -----       -----
  Operating loss.....................................   (12.5)%    (28.6)%     (23.2)%
Interest income......................................     0.8%       0.7%        0.2%
Interest expense.....................................    (0.9)%     (1.2)%      (1.3)%
Other income (expense), net..........................     0.0%       0.0%       (0.5)%
                                                        -----      -----       -----
Loss before benefit from income taxes................   (12.6)%    (29.1)%     (24.8)%
Benefit from income taxes............................    (4.7)%     (5.9)%      (0.8)%
                                                        -----      -----       -----
Net Loss.............................................    (7.9)%    (23.2)%     (24.0)%
                                                        =====      =====       =====

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Net Sales. Net sales decreased 7.0% from $30.6 million in 2002 to $28.5 million in 2003. Although total net sales for 2003 were slightly lower than in 2002, quarter on quarter net sales improved from a low of $5.7 million in Q4 2002 to $7.8 million in Q4 2003. The improving quarterly net sales are due to the beginnings of a recovery and increase in demand for the Company's solder reflow systems. This increase was partially offset by decreases in product shipments of the Company's advanced materials systems, whose markets have not rebounded.

     The percentage of net sales attributable to our customers in the United States decreased in 2003 by 14.9%, net sales attributable to our customers in Europe increased by 1.6%, net sales attributable to our Asia Pacific customers increased by 16.7% and net sales attributable to our customers in the other Americas decreased by 3.4% as compared to 2002. The decrease in the percentage of net sales to United States and other Americas customers reflects the shift in the electronics business to Asia Pacific. The effect of price discounting primarily for SMT products has materially impacted the change in net sales for the periods presented.

     Gross Profit. Gross profit decreased 33.4% from $9.6 million in 2002 to $6.4 million in 2003 and, as a percentage of net sales, decreased from 31.3% in 2002 to 22.4% in 2003. The decrease in gross profit and gross profit percentage for 2003 was primarily the result of a change in product mix and selling price pressures. In 2003, the Company experienced a decrease in demand for its products in the advanced materials market. The decreased demand resulted in an under absorption of costs in 2003. Even with the increase in demand for solder reflow systems, significant price pressure has continued to depress the margins for solder reflow systems through 2003.

     Selling, General and Administrative. Selling, general and administrative costs decreased 29.8% from $13.4 million in 2002 to $9.4 million in 2003, and as a percentage of net sales, decreased from 43.8% to 33.0%. The decreases in selling, general, and administrative costs for 2003 versus 2002 for both spending and as a percentage of net sales were the result of lower expenditures for sales, service, marketing and administrative functions, as the Company reduced its workforce to reflect the existing sales levels.

     Research, Development and Engineering. Research, development and engineering costs decreased 5.6% from $3.6 million in 2002 to $3.4 million in 2003, and as a percentage of net sales, increased from 11.7% in 2002 to 11.9% in 2003. In 2003, the Company continued it's spending, at 2002 levels on new product development as it prepares for the future product needs of its customers.

     Restructuring. In the second quarter of 2003, the Company reduced its overhead personnel to better align its spending with the current economic market for its products. The $190,000 restructuring charge represents severance costs for these employees.

     Operating Loss. Operating loss decreased 24.1% from $(8.7) million in 2002 to $(6.6) million in 2003, and as a percentage of net sales, operating loss decreased from (28.6)% in 2002 to (23.2)% 2003. The decrease in operating loss for 2003 is primarily the result of reduced selling, general and administrative spending.

     Other income (expense), net. The Company recorded a $154,000 expense in the fourth quarter of 2003 in conjunction with entering into a new mortgage note. The expense represents the prepayment penalty required to terminate the old mortgage note.

     Income Taxes. Due to the uncertainty surrounding realization, the Company has recorded at December 31, 2003 a full valuation allowance to offset its deferred tax asset arising as a result of its available tax net operating loss carryforward. The income tax benefit of $222,000 reflected in the statement of operations for the year 2003 represents an additional carryback allowance calculated in the Company's 2002 federal tax return. This carryback claim is a refund of taxes paid in prior periods, which the Company received in the third quarter 2003. The Company's statutory federal income tax rate is 34%.


FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

     Net Sales. Net sales decreased 34.9%, from $47.1 million in 2001 to $30.6 million in 2002. The decrease in 2002 net sales was primarily due to decreases in product shipments of the Company's solder reflow systems, due to the lower demand in orders from our key electronics board assembly customers.

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

     Selling, General and Administrative. Selling, general and administrative costs decreased 17.9% from $16.3 million in 2001 to $13.4 million in 2002, and as a percentage of net sales, increased from 34.7% to 43.8%. The decreases in costs were primarily the result of reductions in personnel and related overhead expenses. The primary reason for the increase in S, G & A as a percentage of sales is the 35% decrease in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had $6.7 million in cash and cash equivalents, a decrease of $7.1 million compared to December 31, 2002. The decrease was primarily the result of net losses of $6.8 million.

     The Company has a secured revolving line of credit with a bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14.0 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants with which the Company is in compliance at December 31, 2003. No borrowings were outstanding under this agreement at December 31, 2003; at which time the available funds on the borrowing base formula was approximately $6.9 million.

     The Company entered into a mortgage note in December 2003 that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at December 31, 2003 of approximately $5.6 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.

     The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $196,000 in 2003, $170,000 in 2002 and $260,000 in 2001. The
Company has a lease of approximately $200,000 in rent expense per year through March 2010. As of December 31, 2003, the future minimum lease commitment for this facility is $1,250,000, payable as follows: $200,000 for each of the years 2004 through 2009, $50,000 for 2010.

     We expect that our cash position and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements throughout 2004.

CONTRACTUAL OBLIGATIONS

     The Company's contractual obligations at December 31, 2003 were:

CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                                         (IN THOUSANDS)
                                                  LESS THAN 1    1 - 3     3 - 5   MORE THAN
                                        TOTAL        YEAR        YEARS     YEARS    5 YEARS
                                       -------    -----------    -----     -----   ---------

Long-term debt.......................  $ 6,300       $  360     $5,840     $100      $  0
Capital leases.......................        0            0          0        0         0
Operating leases.....................    1,466          272        544      400       250
Open purchase orders.................    3,011        3,011          0        0         0
Other long-term liabilities..........        0            0          0        0         0
                                       -------       ------     ------     ----      ----
Total................................  $10,777       $3,643     $6,384     $500      $250

MARKET RISK DISCLOSURE

     Our primary market risk exposure is in the area of foreign currency exchange rate risk as we are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.

     As of December 31, 2003, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debts.

OTHER MATTERS

     The impact of inflation and the effect of foreign exchange rate changes during 2003 have not had a material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

     In May 2003, the Financial Accounting Standard Board (FASB) issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Derivatives and Hedging, an Amendment of SFAS No. 133. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarified under what circumstances a contract with an initial net investment meets the characteristic of a derivative of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003, which did not have any impact on the Company's results of operations or financial position.

     In January 2003, the Emerging Issues Task Force (EITF), published EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have any impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company believes that the adoption of Interpretation No. 46 and No. 46R will not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (SFAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by item 8 of Form 10-K is presented here in the following order:


Unaudited Quarterly Financial Information

Consolidated Balance Sheet as of December 31, 2003 and 2002

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Reports of Independent Public Accountants

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2003 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

               SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   QUARTER ENDED
                                              ------------------------------------------------------------------------------------
                                              MAR. 31,   JUNE 30,  SEPT. 29,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 29,   DEC. 31,
                                                2002      2002        2002       2002      2003       2003       2003       2003
                                              -------    -------    -------    -------    -------    -------    -------    -------

Net sales ................................... $ 8,507    $ 9,360    $ 7,100    $ 5,663    $ 6,836    $ 7,125    $ 6,738    $ 7,792
Cost of goods sold ..........................   5,940      6,239      4,601      4,250      4,983      5,579      5,370      6,166
                                              -------    -------    -------    -------    -------    -------    -------    -------
Gross profit ................................   2,567      3,121      2,499      1,413      1,853      1,546      1,368      1,626
Selling, general and administrative ......      3,583      3,835      3,409      2,585      2,750      2,554      2,165      1,951
Research, development and engineering .......     946        911        903        826        822        826        745        989
Restructuring and executive retirement ......      --         --        360        990         --        190         --         --
                                              -------    -------    -------    -------    -------    -------    -------    -------
Loss from operations ........................  (1,962)    (1,625)    (2,173)    (2,988)    (1,719)    (2,024)    (1,542)    (1,314)
Interest income (expense), net ..............     (38)       (39)       (38)       (35)       (55)       (65)       (77)      (107)
Other income (expense), net .................      --          2         11         (1)         1          4          2       (155)
                                              -------    -------    -------    -------    -------    -------    -------    -------
Loss before taxes ...........................  (2,000)    (1,662)    (2,200)    (3,024)    (1,773)    (2,085)    (1,617)    (1,576)
Income tax benefit ..........................    (700)      (197)      (539)      (379)        --       (222)        --         --
                                              -------    -------    -------    -------    -------    -------    -------    -------
  Net loss .................................. $(1,300)   $(1,465)   $(1,661)   $(2,645)   $(1,773)   $(1,863)   $(1,617)   $(1,576)
                                              =======    =======    =======    =======    =======    =======    =======    =======
Earnings per share, basic and diluted ....... $ (0.19)   $ (0.21)   $ (0.24)   $ (0.38)   $ (0.25)   $ (0.27)   $ (0.23)   $ (0.22)
                                              =======    =======    =======    =======    =======    =======    =======    =======
Weighted average shares, basic and diluted...   6,841      6,870      6,910      6,923      7,003      7,003      7,030      7,128


                                                                                   QUARTER ENDED
                                              ------------------------------------------------------------------------------------
                                              MAR. 31,   JUNE 30,  SEPT. 29,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 29,   DEC. 31,
                                                2002      2002        2002       2002      2003       2003       2003       2003
                                              -------    -------    -------    -------    -------    -------    -------    -------

PERCENTAGE OF NET SALES:
Net sales....................................   100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of goods sold...........................    69.8       66.7       64.8       75.0       72.9       78.3       79.7       79.1
                                              -------    -------    -------    -------    -------    -------    -------    -------
Gross profit ................................    30.2       33.3       35.2       25.0       27.1       21.7       20.3       20.9
Selling, general and administrative..........    42.1       41.0       48.0       45.6       40.2       35.8       32.1       25.0
Research, development and engineering........    11.0        9.7       12.7       14.6       12.0       11.6       11.1       12.7
Restructuring & Executive Retirement ........     0.0        0.0        5.1       17.5        0.0        2.7        0.0        0.0
                                              -------    -------    -------    -------    -------    -------    -------    -------
Loss from operations.........................   (23.1)     (17.4)     (30.6)     (52.7)     (25.1)     (28.4)     (22.9)     (16.8)
Interest income (expense), net...............    (0.4)      (0.4)      (0.5)      (0.6)      (0.8)      (0.9)      (1.1)      (1.4)
Other income (expense), net..................     0.0        0.0        0.1       (0.1)       0.0        0.0        0.0       (2.0)
                                              -------    -------    -------    -------    -------    -------    -------    -------
Loss before taxes............................   (23.5)     (17.8)     (31.0)     (53.4)     (25.9)     (29.3)     (24.0)     (20.2)
Income tax benefit...........................    (8.2)      (2.1)      (7.6)      (6.7)       0.0       (3.2)       0.0        0.0
                                              -------    -------    -------    -------    -------    -------    -------    -------
  Net loss...................................   (15.3)%    (15.7)%    (23.4)%    (46.7)%    (25.9)%    (26.1)%    (24.0)%    (20.2)%
                                              =======    =======    =======    =======    =======    =======    =======    =======


     During the eight quarters in 2002 and 2003, net sales ranged from a high of $9.4 million to a low of $5.7 million. The range of quarterly net sales for 2003 increased against the fourth quarter of 2002, yet at continued low levels.

     Gross profits as a percentage of net sales during the last eight quarters began at 30.2% and ended at 20.9%. The decline in gross profit and gross profit as a percent of net sales during 2003 was due to the change in product mix, price pressure and the under absorption of overhead.

     Selling, general and administrative costs during the last eight quarters in 2002 and 2003 decreased from a high of $3.8 million to a low of $2.0 million. Lower costs were incurred in every area of selling, general and administrative for 2003 including sales, service and commission costs as the Company continued to reduce its workforce to reflect the economic reality. This decrease in S, G&A spending was reflected in the S, G & A as a percentage of sales, which decreased from 45.6% in Q4 2002 to 25.0% in Q4 2003.

     Research, development and engineering costs for all 2002 and 2003 quarters remained relatively flat both in dollars of spending and percentage of net sales.

     Loss from operations decreased during the quarters of 2003 vs. 2002. The decrease in the loss from operations for the year 2003 was primarily the result of the decrease in S, G & A expenses versus 2002.

                            BTU INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                   AS OF DECEMBER 31,
                                                                                                 ----------------------
                                                                                                   2003          2002
                                                                                                 --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents (Notes 1 and 11) ..................................................  $  6,659      $ 13,847
  Trade accounts receivable, less reserves of $172 at December 31, 2003 and 2002 (Note 1) .....     6,073         4,532
  Inventories, net (Note 1) ...................................................................     7,795         6,668
  Refundable income taxes .....................................................................        --         1,700
  Other current assets ........................................................................       469           417
                                                                                                 --------      --------
          Total current assets ................................................................    20,996        27,164
                                                                                                 --------      --------
Property, Plant and Equipment, at cost (Notes 1)
  Land ........................................................................................       210           210
  Buildings and improvements ..................................................................     7,983         7,894
  Machinery and equipment .....................................................................     7,597         7,645
  Furniture and fixtures ......................................................................       866           856
                                                                                                 --------      --------
                                                                                                   16,656        16,605
     Less-accumulated depreciation ............................................................   (13,366)      (12,568)
                                                                                                 --------      --------
  Net property, plant and equipment ...........................................................     3,290         4,037
                                                                                                 --------      --------
Other assets, net of accumulated amortization of $414 in 2003 and $362 in 2002 (Note 1) .......     1,368           313
                                                                                                 --------      --------
          Total Assets ........................................................................  $ 25,654      $ 31,514
                                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital lease obligations (Notes 3 and 11) .........  $    160      $    329
  Current portion of long-term deferred compensation (Note 13) ................................       200           200
  Trade accounts payable (Note 9) .............................................................     2,560         2,601
  Customer deposits ...........................................................................       336           213
  Accrued expenses (Note 2) ...................................................................     1,680         2,410
                                                                                                 --------      --------
          Total current liabilities ...........................................................     4,936         5,753
Long-term debt and capital lease obligations less current maturities (Notes 3 and 11) .........     5,440         4,010
Long-term deferred compensation (Note 13) .....................................................       458           650
                                                                                                 --------      --------
          Total Liabilities ...................................................................  $ 10,834      $ 10,413
                                                                                                 --------      --------
Commitments and contingencies (Note 3)
Stockholders' Equity:
  Series preferred stock, $1.00 par value --
     Authorized -- 5,000,000 shares; Issued and outstanding - none ............................        --            --
  Common Stock, $.01 par value --
     Authorized -- 25,000,000 shares: Issued - 8,293,958, outstanding - 7,144,948 in 2003;
        and Issued - 8,151,588, outstanding - 7,002,578 in 2002 ...............................        83            81
  Additional paid-in capital ..................................................................    22,349        21,976
  Deferred compensation .......................................................................       (18)          (71)
  Retained earnings (accumulated deficit) .....................................................    (3,794)        3,035
  Less: treasury stock at cost, 1,149,010 shares at December 31, 2003 and December 31, 2002 ...    (4,177)       (4,177)
  Accumulated other comprehensive income ......................................................       377           257
                                                                                                 --------      --------
          Total stockholders' equity ..........................................................    14,820        21,101
                                                                                                 --------      --------
          Total Liabilities and Stockholders' Equity ..........................................  $ 25,654      $ 31,514
                                                                                                 ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2003        2002       2001
                                                       --------    --------    --------

Net sales (Notes 1, 4 and 5) .....................     $ 28,490    $ 30,631    $ 47,057
Cost of goods sold ...............................       22,098      21,030      31,625
                                                       --------    --------    --------
Gross profit .....................................        6,392       9,601      15,432
                                                       --------    --------    --------
  Selling, general and administrative ............        9,419      13,413      16,328
  Research, development and engineering (Note 1) .        3,382       3,587       5,001
  Restructuring and executive retirement (Note 13)          190       1,350          --
                                                       --------    --------    --------
Operating loss ...................................       (6,599)     (8,749)     (5,897)
                                                       --------    --------    --------
  Interest income ................................           67         217         360
  Interest expense (Note 3) ......................         (371)       (367)       (413)
  Other income (expense) .........................         (148)         12           2
                                                       --------    --------    --------
Loss before benefit for income taxes .............       (7,051)     (8,887)     (5,948)
Benefit for income taxes (Notes 1 and 6) .........         (222)     (1,815)     (2,201)
                                                       --------    --------    --------
Net loss .........................................     $ (6,829)   $ (7,072)   $ (3,747)
                                                       ========    ========    ========
Loss per share:
  Basic ..........................................     $  (0.97)   $  (1.03)   $  (0.54)
                                                       ========    ========    ========
  Diluted ........................................     $  (0.97)   $  (1.03)   $  (0.54)
                                                       ========    ========    ========
Weighted average number of shares outstanding:
  Basic shares ...................................        7,042       6,886       6,928
  Effect of dilutive options .....................           --          --          --
                                                       --------    --------    --------
  Diluted shares .................................        7,042       6,886       6,928
                                                       ========    ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            RETAINED                 ACCUMULATED
                                                 ADDITIONAL                 EARNINGS                   OTHER            TOTAL
                                       COMMON      PAID-IN     DEFERRED   (ACCUMULATED   TREASURY   COMPREHENSIVE    STOCKHOLDERS'
                                        STOCK      CAPITAL       COMP.       DEFICIT)     STOCK        INCOME           EQUITY
                                       ------    ----------    --------   ------------   --------   -------------    ------------

BALANCE AT DECEMBER 31, 2000 ........   $  79      $21,223      $   --      $13,854      $(3,538)       $ 179           $31,797
  Net loss ..........................      --           --          --       (3,747)          --           --            (3,747)
  Translation adjustment ............      --           --          --           --           --          (23)              (23)
  Sale of common stock and
    exercise of stock options .......       1          189          --           --           --           --               190
  Purchase of treasury stock ........      --           --          --           --         (612)          --              (612)
  Stock based compensation ..........      --          122        (122)          --           --           --                --
  Deferred compensation .............      --           --          46           --           --           --                46
                                        -----      -------      ------      -------      -------        -----           -------
BALANCE AT DECEMBER 31, 2001 ........      80       21,534         (76)      10,107       (4,150)         156            27,651
  Net loss ..........................      --           --          --       (7,072)          --           --            (7,072)
  Translation adjustment ............      --           --          --           --           --          101               101
  Sales of common stock and
    exercise of stock options .......       1          228          --           --           --           --               229
  Purchase of treasury stock ........      --           --          --           --          (27)          --               (27)
  Stock based compensation ..........      --          214         (74)          --           --           --               140
  Deferred compensation .............      --           --          79           --           --           --                79
                                        -----      -------      ------      -------      -------        -----           -------
BALANCE AT DECEMBER 31, 2002 ........      81       21,976         (71)       3,035       (4,177)         257            21,101
  Net loss ..........................      --           --          --       (6,829)          --           --            (6,829)
  Translation adjustment ............      --           --          --           --           --          120               120
  Sales of common stock and
    exercise of stock options .......       2          373          --           --           --           --               375
  Deferred compensation .............      --           --          53           --           --           --                53
                                        -----      -------      ------      -------      -------        -----           -------
BALANCE AT DECEMBER 31, 2003 ........   $  83      $22,349      $  (18)     $(3,794)     $(4,177)       $ 377           $14,820
                                        =====      =======      ======      =======      =======        =====           =======



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                   2003       2002        2001
                                                                                                 -------    -------     -------

Net loss ...................................................................................     $(6,829)   $(7,072)    $(3,747)
Other comprehensive income:
  Foreign currency translation adjustment ..................................................         120        101         (23)
                                                                                                 -------    -------     -------
Comprehensive loss .........................................................................     $(6,709)   $(6,971)    $(3,770)
                                                                                                 =======    =======     =======


   The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     2003        2002        2001
                                                                   --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................   $ (6,829)   $ (7,072)   $ (3,747)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
  Depreciation and amortization ................................      1,114       1,299       1,262
  Deferred income taxes ........................................         --          34        (671)
  Stock based compensation .....................................         53         219          46
  Deferred compensation expense ................................         --         850          --
  Loss on sale of cash surrender value of officers
     life insurance ............................................        115          --          --
Net changes in operating assets and liabilities
    (excluding business acquisition):
  Accounts receivable ..........................................     (1,541)      1,094      16,090
  Inventories ..................................................     (1,107)      2,383       4,568
  Other current assets .........................................        (52)        140         (79)
  Refundable income taxes ......................................      1,700        (275)     (1,425)
  Other assets .................................................       (141)         30         (17)
  Accounts payable .............................................        (41)       (245)     (4,076)
  Customer deposits ............................................        123         (64)        (36)
  Accrued expenses .............................................       (890)         (8)     (4,085)
  Deferred compensation ........................................       (192)         --          --
                                                                   --------    --------    --------
     Net cash provided by (used in) operating activities........     (7,688)     (1,615)      7,830
                                                                   --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net ................       (305)       (193)       (245)
Proceeds from sale of cash surrender value of officers
   life insurance ..............................................        117          --          --
Cash paid for acquisition ......................................       (380)         --          --
                                                                   --------    --------    --------
     Net cash used in investing activities .....................       (568)       (193)       (245)
                                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinance of mortgage note .......................      5,600          --          --
Principal payments under long-term debt and capital
   lease obligations ...........................................     (4,339)       (305)       (310)
Payments for debt refinancing ..................................         --         (59)          0
Restricted cash ................................................       (688)         --          --
Proceeds from issuance of common stock and exercise
   of stock options ............................................        375         229         190
Purchase of treasury stock .....................................         --         (27)       (612)
                                                                   --------    --------    --------
     Net cash provided by (used in) financing activities........        948        (162)       (732)
                                                                   --------    --------    --------
EFFECT OF EXCHANGE RATES ON CASH ...............................        120         101         (23)
                                                                   --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........     (7,188)     (1,869)      6,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................     13,847      15,716       8,886
                                                                   --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $  6,659    $ 13,847    $ 15,716
                                                                   ========    ========    ========

Supplemental disclosures of cash flow information are included in Note 10.



   The accompanying notes are an integral part of these consolidated financial statements.

                             BTU INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

ACCOUNTS RECEIVABLE

     Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $0, $90,000 and $24,000 for 2003, 2002 and 2001, respectively.

INVENTORIES

     Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

     Inventories consist of the following (in thousands):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                            2003         2002
                                                           -------     -------

Raw materials and manufactured components................  $ 3,881     $ 3,786
Work-in-progress.........................................    2,358       2,066
Finished goods...........................................    1,556         816
                                                           -------     -------
                                                           $ 7,795     $ 6,668
                                                           =======     =======

     The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. In 2003, 2002 and 2001, respectively, $200,000, $411,000 and $533,000 were recorded as a charge to cost of goods sold to provide for excess and obsolete inventories. The Company records, as a charge to cost of goods sold, any amounts required to reduce the carrying value of the inventory to net realizable value. In 2003, 2002, and 2001, respectively, $389,000, $756,000 and $665,000 were recorded as a charge to cost of goods sold to reduce the carrying value of inventory to net realizable value.

PROPERTY, PLANT AND EQUIPMENT

     The Company provides for depreciation using the straight-line method over the assets' useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements.......................................... 8-25 years
Machinery and equipment.............................................  2-8 years
Furniture and fixtures..............................................  5-8 years

     Depreciation expense was $1,062,000, $1,274,000 and $1,255,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

     The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " (SFAS
144). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Management has assessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

OTHER ASSETS

     Other assets consist of the following:


     000's                                           2003       2002
                                                     ----       ----

     Restricted cash                               $  688         --
     Deferred financing costs                         553        416
     Cash surrender value of life insurance             0        233
     Goodwill                                         250          0
     Intellectual property                            260          0
     Other                                             31         26
     Accumulated Amortization                        (414)      (362)
                                                   ------      -----
     Total                                          1,368        313
                                                   ======      =====

     The Company's restricted cash represents an interest bearing cash deposit in an escrow account with our mortgage note holder that becomes available upon the Company achieving two consecutive quarters of profitability.

     Long-lived assets include property, plant and equipment, deferred financing costs, goodwill and intellectual property. Deferred financing costs capitalized in 2003, are being amortized over three years, the term of the note. Amortization on deferred financing costs was $13,000, $25,000 and $7,000 in 2003, 2002 and 2001, respectively. Amortization on intellectual property acquired in 2003 was $39,000. The intellectual property will be amortized over five years.

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


REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as updated by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

     The Company also has certain sales transactions for products, which are not completed within the normal operating cycle of the business. It is the Company's policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist. (1) The Company has received the Customer's purchase order or entered into a legally binding contract. (2) The Customer is credit worthy and collection is probable or Customer prepayments are required at product completion milestones or specific dates. (3) The sales value of the product to be delivered is significant in amount when compared to the Company's other products. (4) Product costs can be reasonably estimated; there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.

     Under the percentage completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the year ended December 31, 2003, $639,545 of revenue was recognized using the percentage of completion method. For the year ended December 31, 2002, $432,266 of revenue was recognized and for year ended December 31, 2001, $3.4 million of revenue was recognized using the percentage of completion method.

     The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold. In 2003, $263,107 was recorded as cost of goods sold. In 2002 and 2001, $159,966 and $377,834, respectively, were recorded as a charge to selling, general, and administrative expense.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

     Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of Common shares underlying options outstanding that were not included in the determination of diluted EPS, because their effect would be antidilutive, was 1,186,395 in 2003, 1,258,398 in 2002 and 1,050,812 in 2001.

RECENT ACCOUNTING DEVELOPMENTS

     In May 2003, the Financial Accounting Standard Board (FASB) issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Derivatives and Hedging, an Amendment of SFAS No. 133. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarified under what circumstances a contract with an initial net investment meets the characteristic of a derivative of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003, which did not have any impact on the Company's results of operations or financial position.

     In January 2003, the Emerging Issues Task Force (EITF), published EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have any impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company believes that the adoption of Interpretation No. 46 and No. 46R will not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (SFAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

RECLASSIFICATION

     Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2) ACCRUED EXPENSES

     Accrued expenses at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                                 2003    2002
                                                                ------  ------

Accrued commissions............................................ $  454  $  638
Accrued warranty...............................................    635   1,038
Accrued income taxes...........................................    125      92
Payroll and payroll taxes......................................    309     631
Other..........................................................    157      11
                                                                ------  ------
                                                                $1,680  $2,410
                                                                ======  ======

     WARRANTIES

     The Company provides standard warranty coverage for parts and labor for 12 months and special extended material only coverage on certain other products. The Company sets aside a reserve, charged to cost of sales, based on anticipated warranty claims at the time product revenue is recognized. The reserve for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged against the accrual. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

     The following table reflects changes in the Company's accrued warranty account during the fiscal year ended December 31, 2003:

                                                                        2003
                                                                      -------
(in thousands)
Beginning Balance, December 31, 2002 ..............................   $ 1,038
Plus accruals related to new sales ................................       519
Less: warrant claims incurred .....................................      (525)
Less amortization of prior period accruals ........................      (397)
                                                                      -------
Ending Balance, December 31, 2003 .................................   $   635
                                                                      =======

(3) DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

     Debt at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                                 2003    2002
                                                                ------  ------

Mortgage note payable........................................   $5,600  $4,298
Capital lease obligations, interest rates ranging
   from 10.2% to 10.3%, net of interest of $4 in 2002........       --      41
                                                                ------  ------
                                                                 5,600   4,339
Less current maturities......................................      160     329
                                                                ------  ------
                                                                $5,440  $4,010
                                                                ======  ======

     The Company entered into a new mortgage note payable in December 2003, which is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of approximately $5,100,000 due at maturity on December 26, 2006. The new mortgage note replaces a mortgage, which required monthly payments of $53,922 including interest at 8.125% and required a balloon payment of approximately $3,825,000 on July 1, 2004.

     The capital lease obligations relate to various equipment leases used in the operation of the business. The obligations under capital leases were settled in 2003. Under the terms of the debt, the minimum repayments of long-term debt by year are as follows (in thousands):

                                                                        5.420%
                                                                       MORTGAGE
                                                                       --------

2004................................................................   $   160
2005................................................................       168
2006................................................................       178
2007................................................................     5,094
                                                                       -------
                                                                       $ 5,600
                                                                       =======

     The Company has a secured revolving line of credit with a bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14.0 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement was extended one year to May 31, 2007 in February 2004 and is subject to maintaining certain financial covenants with which the Company is in compliance at December 31, 2003. No borrowings were outstanding under this agreement at December 31, 2003; at which time the available funds on the borrowing base formula was approximately $6.9 million.

     The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $196,000 in 2003, $170,000 in 2002 and $260,000 in 2001. The
Company has a lease of approximately $200,000 in rent expense each year through March 2010. As of December 31, 2003, the future minimum lease commitment for this facility is $1,250,000, payable as follows: $200,000 for each of the years 2004 through 2009 and $50,000 for 2010.

     The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company's results of operations or financial condition.

(4) FOREIGN OPERATIONS

     The following table shows the amounts (in thousands) and percentages of the Company's revenues by geographic region, for the last three years:

                                         2003           2002          2001
                                     ------------   ------------   ------------

United States......................  $ 6,838  24%   $11,946  39%   $19,294   41%
Europe.............................    5,413  19      5,207  17     11,764   25
Asia Pacific.......................   15,100  53     11,027  36     13,176   28
Other Americas.....................    1,139   4      2,451   8      2,823    6


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

     The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The majority of the Company's revenues are derived from customers in the electronics manufacturing industry who are not required to provide collateral for amounts owed to the Company. The Company's customers are dispersed over a wide-geographic area and are subject to periodic review under the Company's credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

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

     One customer represented 6% of revenue in 2003, 16% of revenue in 2002 and 15% of revenue in 2001. As of December 31, 2003, there were no customers that accounted for more than 10% of accounts receivable. As of December 31, 2002, there were two customers that individually accounted for 10% and 13% accounts receivable.

(6) INCOME TAXES

     The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                      2003      2002       2001
                                                                                    -------    -------    -------

Domestic.........................................................................   $(7,288)   $(8,804)   $(5,912)
Foreign..........................................................................       237        (83)       (36)
                                                                                    -------    -------    -------
Total............................................................................   $(7,051)   $(8,887)   $(5,948)
                                                                                    =======    =======    =======


     For the years ended December 31, 2003, 2002 and 2001, the Company's benefit for income taxes were as shown below (in thousands):


                                                                         FEDERAL     STATE     FOREIGN     TOTAL
                                                                         -------    -------    -------    -------

December 31, 2003
  Current ...........................................................    $  (222)   $    --    $    --    $  (222)
  Deferred ..........................................................         --         --         --         --
                                                                         -------    -------    -------    -------
                                                                         $  (222)   $    --    $    --    $  (222)
                                                                         =======    =======    =======    =======
December 31, 2002
  Current ...........................................................    $(1,949)   $    45    $    55    $(1,849)
  Deferred ..........................................................         34         --         --         34
                                                                         -------    -------    -------    -------
                                                                         $(1,915)   $    45    $    55    $(1,815)
                                                                         =======    =======    =======    =======
December 31, 2001
  Current ...........................................................    $  (148)   $    38    $    39    $   (71)
  Deferred ..........................................................     (2,013)      (117)        --     (2,130)
                                                                         -------    -------    -------    -------
                                                                         $(2,161)   $   (79)   $    39    $(2,201)
                                                                         =======    =======    =======    =======


     The differences between the statutory United States federal income tax rate of 34% and the Company's effective tax rate are as follows (in thousands):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                      2003       2002       2001
                                                                                    -------    -------    -------

Tax benefit at United States statutory rate ....................................    $(2,397)   $(3,022)   $(2,009)
State and foreign income taxes, net of federal benefit..........................       (218)      (310)      (234)
Valuation Allowance ............................................................      2,374      1,569         --
Non-deductible and other .......................................................         19        (52)        42
                                                                                    -------    -------    -------
Total benefit ..................................................................    $  (222)   $(1,815)   $(2,201)
                                                                                    =======    =======    =======


     The components of the deferred tax assets (liabilities) at December 31, 2003 and 2002 (in thousands) are as follows:

                                                                                                 2003      2002
                                                                                               --------   -------
Accelerated tax depreciation..............................................................         (132)       51
Inventory reserves........................................................................          260       292
Deferred compensation.....................................................................          273       309
Accruals and other........................................................................          359       534
Federal net operating loss carry forwards.................................................        2,578        --
State net operating loss carry forwards...................................................          487       265
Federal tax credit carry forwards.........................................................          118       118
                                                                                               --------   -------
          Total deferred tax assets.......................................................        3,943     1,569
          Valuation allowance.............................................................       (3,943)   (1,569)
                                                                                               --------   -------
Net deferred tax asset ...................................................................     $     --   $    --
                                                                                               ========   =======

The Company has state net operating loss carryforwards of approximately $7,000,000 that expire between 2006 and 2021. The Company's federal net operating loss carryforward of approximately $7,100,000 will expire in 2023.

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

(7) EMPLOYEE BENEFITS

     The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $0, $0 and $15,000 were expensed in 2003, 2002 and 2001, respectively.

     The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company's expense under the plan was $154,200, $64,500, and $243,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(8) STOCK OPTION AND PURCHASE PLANS

     The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (1993 Plan), which expired in 2003 with 254,791 un-issued shares and the 2003 Equity Incentive Plan (2003 Plan). These plans allow stock options for employees. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company's Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (1989 Plan) and the 1998 Stock Option Plan for Non-Employee Directors (1998 Plan). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant.

     In May 2003, the shareholders approved the 2003 Equity Incentive Plan, which allows up to 700,000 shares to be awarded (plus the addition of up to 300,000 options that could be forfeited under the expired 1993 Plan). Also in May 2003, the shareholders approved an amendment to add 70,000 shares to the 1998 Stock Option Plan for Non-Employee Directors.

     Shares available for future stock option grants, pursuant to these plans, were 761,965 at December 31, 2003, 288,898 at December 31, 2002, and 548,179 at
December 31, 2001.

     A summary of all stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                2003                   2002                    2001
                                       ----------------------  ----------------------   --------------------
                                                     WEIGHTED                WEIGHTED               WEIGHTED
                                         NUMBER      AVERAGE     NUMBER      AVERAGE    NUMBER      AVERAGE
                                           OF       PRICE PER      OF       PRICE PER     OF       PRICE PER
                                         SHARES       SHARE      SHARES       SHARE     SHARES        SHARE
                                       ---------    ---------  ---------    ---------  ---------   ---------

Outstanding at beginning of year .     1,258,398    $   4.21   1,050,812    $   4.83     944,460    $   5.58
Granted ..........................       240,782        3.23     398,403        2.63     330,809        3.23
Exercised ........................      (114,145)       2.87     (51,695)       3.05     (22,172)       3.41
Forfeited ........................      (198,640)       3.59    (139,122)       5.12    (202,285)       5.87
                                       ---------    --------   ---------    --------   ---------    --------
Outstanding at end of year .......     1,186,395    $   4.24   1,258,398    $   4.21   1,050,812    $   4.83
                                       =========    ========   =========    ========   =========    ========
Options exercisable at end of year       499,237    $   5.37     532,089    $   4.73     377,103    $   4.48
                                       =========    ========   =========    ========   =========    ========

     At December 31, 2003 the outstanding options have exercise prices ranging from $1.86 to $13.63 and a weighted average remaining contractual life of 4.0 years.

     The following table summarizes information for options outstanding and exercisable at December 31, 2003:

                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                      --------------------------------------------------         ------------------------------
                                        WEIGHTED             WEIGHTED                               WEIGHTED
   RANGE OF                             AVERAGE              AVERAGE                                AVERAGE
    PRICES             NUMBER        REMAINING LIFE       EXERCISE PRICE           NUMBER        EXERCISE PRICE
--------------        ---------      --------------       --------------         --------        - ------------
$ 1.86 -  2.00          253,253          6.1 yrs               $ 1.88              53,956             $ 1.87
  2.53 -  2.88           12,404          5.0 yrs                 2.61               4,500               2.75
  3.10 -  4.00          575,409          4.5 yrs                 3.40             154,355               3.27
  4.14 -  5.55          157,828          1.4 yrs                 5.02             146,551               5.02
  6.01 -  9.38          138,400          2.0 yrs                 9.16             103,050               9.19
 10.13 - 13.63           49,101          2.1 yrs                10.38              36,826              10.38
                      ---------          -------               ------             -------             ------
                      1,186,395          4.0 yrs               $ 4.24             499,237             $ 5.37
                      ---------          -------               ------             -------             ------

     The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 127,715 remain available at December 31, 2003. During 2003, a total of 28,225 shares were purchased at prices ranging from $1.58 to $1.67 per share.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                 2003        2002        2001
                                                -------     -------     -------
                                                  (IN THOUSANDS, EXCEPT PER
                                                        SHARE DATA)
Net loss:
  As reported.................................  $(6,829)    $(7,072)    $(3,747)
  Pro forma...................................   (7,133)     (7,394)     (4,429)
Loss per basic share:
  As reported.................................  $ (0.97)    $ (1.03)    $ (0.54)
  Pro forma...................................    (1.01)      (1.07)      (0.64)
Loss per diluted share:
  As reported.................................  $ (0.97)    $ (1.03)    $ (0.54)
  Pro forma...................................    (1.01)      (1.07)      (0.64)


     Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2003, 2002 and 2001, respectively; a dividend yield rate of 0 for each year; expected lives of 5.0 for each year; expected volatility of 67.13%, 72.3% and 68.2%; and risk free interest rates of 2.59%, 3.5% and 3.9%. The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.96, $1.63 and $1.93, respectively.

     As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years. The Company has adopted the disclosure provisions of SFAS 148.

(9) RELATED PARTY TRANSACTIONS

     During 2003 and 2002, transactions were made between the Company and certain related parties. These transactions included payments to one of the Company's directors for consulting services of $5,000 and $15,000 in 2003 and 2002, respectively. The Company also had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company's key employees. The amount of contract software and hardware purchased from this party was $649,000 and $356,000 in 2003 and 2002, respectively.

(10)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                2003         2002        2001
                                               -------      -------     -------
                                                        (IN THOUSANDS)

Cash paid (received) during the year for:
 Interest .................................... $   371      $   367     $   413
 Income Taxes ................................  (1,922)          59         279

Non-cash disclosure:
 Acquisition of Sagarus Robotics Corporation
 Fair value of assets acquired ...............     540           --          --
 Less fair value of liabilities assumed ......    (160)          --          --
                                               -------      -------     -------
    Cash paid ................................     380           --          --


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

     b. Receivables, Payables and Accruals - The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments.

     c. Long-term Debt and Capital Lease Obligations - The fair value of long-term indebtedness as of December 31, 2003 and 2002 was approximately $5,606,000 and $4,580,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 5.4% and 3.9% for 2003 and 2002, respectively.

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

(13)  RESTRUCTURING, EXECUTIVE RETIREMENT AGREEMENT

     The Company recorded a $360,000 restructuring charge in the third quarter 2002. This charge is solely related to severance costs associated with the reduction of 44 employees across all lines of the Company. All payments were made in 2002

     The Company recorded a $190,000 restructuring charge in the second quarter 2003. This charge was solely related to severance costs associated with the reduction of 15 non-production employees. All payments were made in 2003.

     In 2002, the Company entered into an executive retirement agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the former President and CEO will provide, at the Company's request and subject to certain limitations, consulting services over a four-year period ending June 2007, for $200,000 per year. The Company or the former President and CEO may terminate the consulting agreement at any time. If terminated by the Company, the former President and CEO is entitled to a lump sum payment for the remaining amounts due through June 2007; if terminated by the former President and CEO, he is entitled to the same lump sum payment discounted as specified in the agreement. The agreement also provided for an initial bonus payment of $100,000 and the grant of 75,000 shares of unrestricted common stock.

     In the fourth quarter of 2002, the Company recorded a $990,000 charge in connection with the above-described portions of the agreement.

     As part of the agreement, the Company granted the former President and CEO the option to buy out the Company interest in the cash value of the split dollar life insurance executed by the Company by paying an amount equal to the sum of the Company's interest, discounted by a rate of 3% over a period equal to the number of remaining years in his life expectancy at the time of the buy out as established in trade publications for the life insurance industry. In December 2003, the former President and CEO exercised his option to buy out the split dollar policy and paid approximately $117,000. The Company recorded a loss of approximately $115,000 as a selling, general and administrative expense in the accompanying consolidated statement of operations related to the sale of the cash surrender value of life insurance.

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

(14)  STOCK COMPENSATION

     During 2001, the Company granted 20,000 shares of restricted stock to an employee. The fair value of the shares at the date of the grant was $122,000. This stock vests over a two year term. The Company has recorded a compensation charge of $15,000, $61,000 and $46,000 in 2003, 2002 and 2001 respectively, related to this grant.

During 2002, the Company granted 20,000 shares of restricted stock to the new President and CEO. The fair value of the shares at the date of the grant was $74,000. This stock vests over a two year term. The Company has recorded a compensation charge of $38,000 and $18,000 in 2003 and 2002 respectively, related to this grant. At December 31, 2003, the unvested portion of this award was $18,000.

(15)  ACQUISITION

     On April 2, 2003, the Company purchased the assets of Sagarus Robotics Corporation (Sagarus) in order to expand the Company's product offerings. The business combination has been accounted for under the purchase method. The purchase price, including cash payments and liabilities assumed of $160,000, totaled $540,000. The financial statements reflect the operations of Sagarus from the date of acquisition. The excess of the purchase price over the fair value of the net assets was allocated to goodwill.

     The purchase price has been allocated based upon an estimate of the fair value of assets acquired and liabilities assumed as follows:

                                                                          2003
                                                                       --------
Inventory............................................................  $ 20,000
Property, plant and equipment........................................    10,000
Intellectual property................................................   260,000
Goodwill.............................................................   250,000
                                                                       --------
                                                                       $540,000
                                                                       ========

     Goodwill is tested for impairment annually. Based on management's estimates, no impairment charges have been recorded as of December 31, 2003.

     The pro-forma presentation, to disclose the effects on the Company's results of operations for the years ended December 31, 2002 and December 31, 2003 as if the acquisition had been completed as of January 1, 2002, has not been presented as the effect is immaterial.

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of BTU International, Inc.


We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



VITALE, CATURANO & COMPANY, P.C.

February 20, 2004
Boston, Massachusetts

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

     On June 27, 2002, the Audit Committee of BTU International, Inc. ("BTU") recommended, and the Board of Directors of BTU agreed to engage Vitale, Caturano & Company PC to serve as BTU's new independent public accountants for the fiscal year 2002 and 2003.

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

ITEM 9A.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Accounting Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2003 and have concluded that the disclosure controls and procedures are effective. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the directors of the Company is included under the caption "Election of Directors" in the 2004 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

     Information related to compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

     We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website @ www.BTU.com.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the caption "Executive Compensation" in the 2004 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" and information relating to equity compensation plan information is included under the caption "Equity Plan Compensation Information" in the 2004 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information relating to the principal accounting fees and services is included under the caption "Principal Accounting Fees and Services" in the 2004 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements. The financial statements listed in Item 8:
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

(b)  Reports on Form 8-K

     On October 17, 2003, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its financial results for quarter ended September 28, 2003.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BTU International, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in BTU International, Inc.'s and subsidiaries (the Company's) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 2004. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2003 and 2002.





Vitale, Caturano & Co., P.C.


March 30, 2004
Boston, Massachusetts

                                                                     Schedule II

                             BTU INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      For the Year Ended December 31, 2003
                      ------------------------------------

                                                                        ADDITIONS
                                                                  ---------------------
                                                     BALANCE       CHARGED
                                                       AT         TO COSTS      CHARGED                   BALANCE
                                                    BEGINNING        AND       TO OTHER    DEDUCTIONS-    AT END
DESCRIPTION                                         OF PERIOD     EXPENSES     ACCOUNTS        (A)       OF PERIOD
-----------                                         ---------     --------     --------    -----------   ---------
Allowance for doubtful
Accounts                                             $ 172           $--          $--           $--        $ 172

                      For the Year Ended December 31, 2002
                      ------------------------------------

                                                                        ADDITIONS
                                                                  ---------------------
                                                     BALANCE       CHARGED
                                                       AT         TO COSTS      CHARGED                   BALANCE
                                                    BEGINNING        AND       TO OTHER    DEDUCTIONS-    AT END
DESCRIPTION                                         OF PERIOD     EXPENSES     ACCOUNTS        (A)       OF PERIOD
-----------                                         ---------     --------     --------    -----------   ---------
Allowance for doubtful
Accounts                                              $ 230         $ 90         $ --          $ 148      $ 172


                      For the Year Ended December 31, 2001
                      ------------------------------------

                                                                        ADDITIONS
                                                                  ---------------------
                                                     BALANCE       CHARGED
                                                       AT         TO COSTS      CHARGED                   BALANCE
                                                    BEGINNING        AND       TO OTHER    DEDUCTIONS-    AT END
DESCRIPTION                                         OF PERIOD     EXPENSES     ACCOUNTS        (A)       OF PERIOD
-----------                                         ---------     --------     --------    -----------   ---------
Allowance for doubtful
Accounts                                             $ 206          $ 24         $ --         $ --        $ 230


(A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BTU INTERNATIONAL, INC.

Date: March 30, 2004              By: /s/ MARK R. ROSENZWEIG
                                  Mark R. Rosenzweig, President, Chief Executive
                                  Officer (principal executive officer) and
                                  Director


Date: March 30, 2004              By: /s/ THOMAS P. KEALY
                                  Thomas P. Kealy, Vice President Corporate
                                  Controller and Chief Accounting Officer
                                  (principal financial and accounting officer)


Date: March 30, 2004              By: /s/ PAUL J. VAN DER WANSEM
                                  Paul J. van der Wansem President, Director
                                  and Chairman of the Board of Directors


Date: March 30, 2004              By: /s/ DR. JEFFREY CHUAN CHU
                                  Dr. Jeffrey Chuan Chu, Director


Date: March 30, 2004              By: /s/ JOSEPH F. WRINN
                                  Joseph F. Wrinn, Director:


Date: March 30, 2004              By: /s/ JOHN E. BEARD
                                  John E. Beard, Director

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

                                                                                                      SEC
                                                                              EXHIBIT                DOCKET
                                                                              -------             -----------

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BY-LAWS

  Incorporated herein by reference:

      3.1   Amended and Restated Certificate of Incorporation.                    3.1             7-1-01 10-Q

      3.2   By-Laws.                                                              3.2                33-24882

EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
            INCLUDING DEBENTURES

  Incorporated herein by reference:

      4.0   Specimen Common Stock Certificate.                                    4.0                33-24882

EXHIBIT 10. MATERIAL CONTRACTS

    *10.13  1988 Employee Stock Purchase Plan.                                  10.13               1999 10-K

    *10.15  1989 Stock Option Plan for Directors.                               10.15               1999 10-K

    *10.37  BTU International, Inc. 1993 Equity Incentive Plan                  10.37               1999 10-K

     10.39  BTU (UK) Limited and RD International (UK) Limited underlease,      10.39               1994 10-K
            relating to Unit B15 Southwood Summit Centre

     10.42  Mortgage note between BTU International, Inc. and John Hancock
            Mutual Life Insurance Company, dated June 30, 1997                  10.42            9-28-97 10-Q

    *10.44  Amendment to the 1993 Equity Incentive Plan                         10.44

    *10.45  1998 Stock Option Plan for Non-Employee Directors                   10.45               1999 10-K

    *10.47  Amendment No. 1 to 1988 Employee Stock Purchase Plan
            dated June 15, 1989                                                 10.47               1999 10-K

    *10.48  Amendment No. 2 to 1988 Employee Stock Purchase Plan
            dated February 20, 1991.                                            10.48               1999 10-K

    *10.49  Amendment No. 2 to 1993 Equity Incentive Plan                       10.49               1999 10-K

     10.50  Loan Agreement dated June 26, 2002 with Sovereign Bank              10.50            6-30-02 10-Q

    *10.51  Employment Contract between the Company and Mark Rosenzweig         10.51            9-29-02 10-Q

    *10.52  Executive Retirement Agreement                                      10.52               2002 10-K

    *10.53  2003 Equity Incentive Plan                                                   2003 Proxy Statement

  Filed herewith:

     10.54  Mortgage note with Salem Five dated December 23, 2003

     10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank

EXHIBIT 11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  Filed herewith:
     11.0   Calculation of net income per common share

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

  Filed herewith:
     21.0   Subsidiaries of the Registrant.

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

  Filed herewith:
     23.1   Consent of Vitale, Caturano & Company P.C.
     23.2   Explanation Concerning Absence of Current Written Consent of
            Arthur Andersen LLP
     31.1   Certification
     31.2   Certification
     32.1   Section 906 Certification
     32.2   Section 906 Certification

* designates management contracts or compensatory Plans or agreements.