Form 10-Q
period 2004-04-04
BTU INTERNATIONAL INC
filed 2004-05-19
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 4, 2004
                                       OR

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

      Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 17, 2004: 7,188,627 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                        1-2
Condensed Consolidated Statements of Operations                                3
Condensed Consolidated Statement of Stockholders' Equity
   and Consolidated Statements of Comprehensive Loss                           4
Condensed Consolidated Statements of Cash Flows                                5
Notes to Condensed Consolidated Financial Statements                         6-8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                      9-11

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                      12

SIGNATURES                                                                    13

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            (Unaudited)
                                                              April 4,      December 31,
                                                                2004           2003
                                                                ----           ----
Current assets
      Cash and cash equivalents                               $ 3,538         $ 6,659
      Accounts receivable, less reserves of $172                8,776           6,073
      Inventories (Note 2)                                      9,591           7,795
      Other current assets                                      1,003             469
                                                              -------         -------
           Total current assets                                22,908          20,996
                                                              -------         -------

Property, plant and equipment, at cost
      Land                                                        210             210
      Buildings and improvements                                7,983           7,983
      Machinery and equipment                                   7,657           7,597
      Furniture and fixtures                                      877             866
                                                              -------         -------
                                                               16,727          16,656
      Less-Accumulated depreciation                            13,557          13,366
                                                              -------         -------

           Net property, plant and equipment                    3,170           3,290

Other assets, net of accumulated amortization of $285 at
   April 4, 2004 and $250 at December 31, 2003                  1,364           1,368
                                                              -------         -------

                                                              $27,442         $25,654
                                                              =======         =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)
                                                                                 April 4,       December 31,
                                                                                   2004            2003
                                                                                   ----            ----
Current liabilities
      Current maturities of long-term debt and
           capital lease obligations (Note 3)                                    $    164        $    160
      Current portion of long-term deferred
           compensation                                                               200             200
      Accounts payable                                                              4,964           2,560
      Accrued expenses                                                              2,387           2,016
                                                                                 --------        --------
           Total current liabilities                                                7,715           4,936
                                                                                 --------        --------

Long-term debt and capital lease obligations, less
      current maturities (Note 3)                                                   5,423           5,440
Long-term deferred compensation                                                       412             458
                                                                                 --------        --------

                                                                                   13,550          10,834
                                                                                 --------        --------

Stockholders' Equity (Note 4)
      Series preferred stock, $1.00 par value-
           Authorized - 5,000,000 shares-
           Issued and outstanding - none                                                -               -
           Authorized - 25,000,000 shares; Issued - 8,328,162, outstanding
           7,179,152 at April 4, 2004 and Issued - 8,293,958,
           outstanding 7,144,948 December 31, 2003                                     83              83
      Additional paid-in capital                                                   22,451          22,349
      Deferred compensation                                                            (9)            (18)
      Accumulated earnings                                                         (4,774)         (3,794)
      Treasury stock- at cost,  1,149,010 shares at
      April 4, 2004 and December 31, 2003                                          (4,177)         (4,177)
      Accumulated other comprehensive income                                          318             377
                                                                                 --------        --------

           Total stockholders' equity                                              13,892          14,820
                                                                                 --------        --------

                                                                                 $ 27,442        $ 25,654
                                                                                 ========        ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 4, 2004 AND MARCH 30, 2003
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                 ------------------
                                                             April 4,          March 30,
                                                              2004               2003
                                                              ----               ----
Net sales                                                  $    11,293        $     6,836
Cost of goods sold                                               8,643              4,983
                                                           -----------        -----------

           Gross profit                                          2,650              1,853

Operating expenses:
      Selling, general and administrative                        2,640              2,750
      Research, development and engineering                        917                822
                                                           -----------        -----------

           Loss from operations                                   (907)            (1,719)
                                                           -----------        -----------

      Interest income                                                5                 32
      Interest expense                                             (77)               (87)
      Other income (loss), net                                      (1)                 1
                                                           -----------        -----------

           Loss before income tax benefit                         (980)            (1,773)
           Income tax benefit                                        -                  -
                                                           -----------        -----------

           Net loss                                        $      (980)       $    (1,773)
                                                           ===========        ===========
      Loss Per Share:
           Basic                                           $     (0.14)       $     (0.25)
           Diluted                                         $     (0.14)       $     (0.25)
                                                           ===========        ===========
      Weighted average number of Shares Outstanding:
           Basic Shares                                      7,162,126          7,002,578
           Effect of Dilutive Options                                -                  -
                                                           -----------        -----------
           Diluted Shares                                    7,162,126          7,002,578
                                                           ===========        ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 4, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                                                 ACCUMULATED
                                  ADDITIONAL                                                        OTHER           TOTAL
                     COMMON         PAID-IN       DEFERRED       ACCUMULATED      TREASURY      COMPREHENSIVE   STOCKHOLDERS'
                      STOCK         CAPITAL         COMP.         EARNINGS         STOCK           INCOME          EQUITY
                      -----         -------         -----         --------         -----           ------          ------
Balance at
Dec. 31, 2003       $     83       $ 22,349       $    (18)       $ (3,794)       $ (4,177)       $    377        $ 14,820

Net loss                   -              -              -            (980)              -               -            (980)

Exercise of
Stock options              -            102              -               -               -               -             102

Translation
Adjustment                 -              -              -               -               -             (59)            (59)

Deferred
Compensation               -              -              9               -               -               -               9
                    --------       --------       --------        --------        --------        --------        --------

Balance at
April 4, 2004       $     83       $ 22,451       $     (9)       $ (4,774)       $ (4,177)       $    318        $ 13,892
                    ========       ========       ========        ========        ========        ========        ========

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
           FOR THE THREE MONTHS ENDED APRIL 4, 2004 AND MARCH 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                                  April 4,      March 30,
                                                    2004          2003
                                                    ----          ----
Net loss                                          $  (980)       $(1,773)
Other comprehensive loss:
    Foreign currency translation adjustment           (59)           (74)
                                                  -------        -------
Comprehensive loss                                $(1,039)       $(1,847)
                                                  =======        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 4, 2004 AND MARCH 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                           April 4,        March 30,
                                                                             2004            2003
                                                                             ----            ----
Cash flows from operating activities:
           Net loss                                                        $   (980)       $ (1,773)
           Adjustments to reconcile net loss to net cash
             used in by operating activities -
             Depreciation and amortization                                      294             294
             Stock based compensation                                             9              25
             Net changes in operating assets and liabilities-
                Accounts receivable                                          (2,703)           (801)
                Inventories                                                  (1,796)           (341)
                Other current assets                                           (534)             81
                Other assets                                                    (30)             (3)
                Accounts payable                                              2,404             199
                Accrued expenses                                                371            (111)
                Deferred compensation                                           (46)           (100)
                                                                           --------        --------

           Net cash used in operating activities                             (3,011)          (2530)
                                                                           --------        --------

Cash flows from investing activities:
           Purchases of property, plant and equipment, net                     (140)           (135)
                                                                           --------        --------

           Net cash used in investing activities                               (140)           (135)
                                                                           --------        --------

Cash flows from financing activities:
           Principal payments under long-term debt and capital lease
             obligations                                                        (13)            (81)
           Exercise of stock options                                            102               -
                                                                           --------        --------

           Net cash provided by (used in) financing activities                   89             (81)
                                                                           --------        --------
Effect of exchange rates on cash                                                (59)            (74)
                                                                           --------        --------

Net decrease in cash and cash equivalents                                    (3,121)         (2,820)
Cash and cash equivalents, at beginning of the period                         6,659          13,847
                                                                           --------        --------

Cash and cash equivalents, at end of the period                            $  3,538        $ 11,027
                                                                           ========        ========

Supplemental disclosures of cash flow information
           Cash paid during the periods for -
           Interest                                                        $     77        $     87
           Income taxes                                                          22              17

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

      The condensed consolidated balance sheets as of April 4, 2004 and December 31, 2003, the related condensed consolidated statements of operations for the three months ended April 4, 2004 and March 30, 2003, the condensed consolidated statement of stockholders' equity for the three months ended April 4, 2004, the condensed consolidated statements of cash flows for the three months ended April 4, 2004 and March 30, 2003, the consolidated statements of comprehensive loss for the three months ended April 4, 2004 and March 30, 2003 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2003, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

      Inventories at April 4, 2004 and December 31, 2003 consisted of:

                                                  (in thousands)
                                                  --------------
                                               April 4,   December 31,
                                                 2004         2003
                                                 ----         ----
Raw materials and manufactured components       $4,627       $3,881
Work-in-process                                  3,245        2,358
Finished goods                                   1,719        1,556
                                                ------       ------
                                                $9,591       $7,795
                                                ======       ======

(3) Debt

      Debt at April 4, 2004 and December 31, 2003 consisted of:

                                                           (in thousands)
                                                           --------------
                                                       April 4,   December 31,
                                                         2004         2003
                                                         ----         ----
Mortgage note payable                                   $5,562       $5,600
Capital lease obligations, interest rate of 6.75%           25            -
                                                        ------       ------
                                                         5,587        5,600
Less-current maturities                                    164          160
                                                        ------       ------
                                                        $5,423       $5,440
                                                        ======       ======

            The mortgage note payable is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of $5,100,000 due and payable at maturity on December 26, 2006.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

            The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants with which the Company is in compliance at April 4, 2004. No borrowings were outstanding under this agreement at April 4, 2004; at which time the available funds on the borrowing base formula was approximately $9.2 million.

(4) Earnings Per Share

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months ended April 4, 2004 and March 30, 2003 because they were antidilutive, were 1,140,666 and 1,258,398 respectively.

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

                                    Three Months Ended
                                    ------------------
                                 April 4,        March 30,
                                   2004             2003
                                   ----             ----
Net Income (loss):
  As reported                   $    (980)       $  (1,773)
  Pro forma                        (1,078)          (1,806)
Income per basic share:
  As reported                   $   (0.14)       $   (0.25)
  Pro forma                         (0.15)           (0.25)
Income per diluted share:
  As reported                   $   (0.14)       $   (0.25)
  Pro forma                         (0.15)           (0.25)

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(6) Revenue Recognition

      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as updated by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Under these guidelines, when the terms of sale include customer acceptance provisions, and compliance with those provisions can not be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

      For the three months ended April 4, 2004 there was $572,296 of revenue was recognized using the percentage of completion method. For the three months ended March 30, 2003, there was no revenue recognized using the percentage of completion method.

     The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

(7) Product Warranty Costs

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

The following table reflects changes in the Company's accrued warranty account during the first quarter ended April 4, 2004:

                                                   2004
                                                   ----
            (in thousands)
Beginning Balance, December 31, 2003              $ 635
Plus accruals related to new sales                  165
Less: warranty claims incurred                     (108)
Less: amortization of prior period accruals         (57)
                                                  -----
Ending Balance, April 4, 2004                     $ 635
                                                  =====

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(8) Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addressed accounting for special-purposes and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provision of Interpretation No. 46R at an earlier date. The Company's adoption of Interpretations No. 46 and No. 46R, did not have a material impact on the Company's consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Net Sales. Net sales increased 65.2% from $6.8 million in the first quarter of 2003 to $11.3 million in the first quarter of 2004. The primary increase represents the expanding demand for our surface mount technology products. In addition, the first quarter sales for 2004 were favorably impacted, by approximately three percent, through a settlement of certain pricing adjustments in previously recorded sales.

      When comparing the first quarter of 2003 to the first quarter of 2004 the percentage of net sales attributable to our customers in the United States decreased from 43.5% to 19.2%, net sales attributable to our customers in Europe decreased from 19.3% to 19.1%, net sales attributable to our Asia Pacific customers increased from 37.2% to 58.7%, and net sales attributable to our customers in the Other Americas increased from 0.0% to 3.0%.

      Gross Profit. Gross profit increased 43.0% from $1.9 million in the first quarter of 2003 to $2.7 million in the first quarter of 2004, and as a percentage of net sales, decreased from 27.1% to 23.5%. The decrease in the gross profit percentage for the first quarter 2004 was principally the result of a change in product mix that reflected a larger percent of the Company's revenue for the SMT products, where price pressure continues.

      Selling, General and Administrative. Selling, general and administrative expenses decreased 4.0% from $ 2.8 million in the first quarter of 2003 to $ 2.6 million in the first quarter of 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 40.2% in the first quarter 2003 to 23.4% in the first quarter of 2004. The decrease in the percentage of net sales in the first quarter of 2004 was the result of higher revenues. The decrease in costs in sales, service, marketing and administrative expense was primarily due to a reduced workforce.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

      Research, Development and Engineering. Research, development and engineering increased 11.6% from $822,000 in the first quarter of 2003 to $917,000 in the first quarter of 2004, and as a percentage of net sales, decreased from 12.0% to 8.1% for the same period. In the first quarter of 2004 we continued our support of product development.

      Operating Loss. Operating loss decreased 47.2% from $1.7 million in the first quarter of 2003 to $907,000 in the first quarter of 2004, and as a percentage of net sales, decreased from 25.1% to 8.0%. The decrease in operating loss was primarily the result of increased revenues.

      Income Taxes. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Accordingly, no income tax benefit is reflected in the statement of operations at April 4, 2004. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of April 4, 2004, we had $3.5 million in cash and cash equivalents.

            The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants with which the Company is in compliance at April 4, 2004. No borrowings were outstanding under this agreement at April 4, 2004; at which time the available funds on the borrowing base formula was approximately $9.2 million.

      We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at April 4, 2004 of approximately $5.6 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.

      During the three months ended April 4, 2004, the Company used cash resources of $3.1 million. This use of cash was primarily the result of net losses of $980,000, an increase in accounts receivable of $2.7 million and an increase in inventory of $1.8 million offset by an increase in accounts payable of $2.4 million.

      We expect that our current cash position and ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements through 2004. Given the expected growth in the Company's markets, beginning in the second quarter of 2004, we expect to be utilizing our line of credit to fund the increases in working capital needs.

OTHER MATTERS

      The impact of inflation and the effect of foreign exchange rate changes during 2004 have had no material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

      See 2003 Annual Report on Form 10-K, on file with the SEC.

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

                        Exhibit 31.1 - Section 302 Certification

                        Exhibit 31.2 - Section 302 Certification

                        Exhibit 32.1 - Section 906 Certification

                        Exhibit 32.2 - Section 906 Certification

                  (b) Reports on Form 8-K

                        On January 20, 2004, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release to affirm its fourth quarter guidance.

                        On February 26, 2004, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its financial results for the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BTU INTERNATIONAL, INC.

DATE: May 19, 2004            BY: /s/ Mark R. Rosenzweig
                                  ----------------------
                              Mark R. Rosenzweig
                              President, Chief Executive Officer
                              (principal executive officer) and Director

DATE: May 19, 2004            BY: /s/ Thomas P. Kealy
                                  -------------------
                              Thomas P. Kealy
                              Vice President, Corporate Controller and
                              Chief Accounting Officer (principal
                              financial and accounting officer)