Form 10-Q
period 2004-07-04
BTU INTERNATIONAL INC
filed 2004-08-18
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 4, 2004
                                       OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_ No X
                                           -

      Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 16, 2004: 7,196,163 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS

                                                     (Unaudited)
                                                       July 4,      December 31,
                                                        2004           2003
--------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                        $ 1,418         $ 6,659
     Accounts receivable, less reserves of $172        11,872           6,073
     Inventories (Note 2)                              11,611           7,795
     Other current assets                                 786             469
--------------------------------------------------------------------------------
         Total current assets                          25,687          20,996
--------------------------------------------------------------------------------

Property, plant and equipment, at cost
     Land                                                 210             210
     Buildings and improvements                         8,000           7,983
     Machinery and equipment                            7,698           7,597
     Furniture and fixtures                               878             866
--------------------------------------------------------------------------------
                                                       16,786          16,656
     Less-Accumulated depreciation                     13,807          13,366
--------------------------------------------------------------------------------
         Net property, plant and equipment              2,979           3,290

Other assets, net of accumulated amortization
   of $319 at July 4, 2004 and $250 at
   December 31, 2003                                    1,316           1,368
--------------------------------------------------------------------------------
                                                      $29,982         $25,654
================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     (Unaudited)
                                                       July 4,      December 31,
                                                        2004           2003
--------------------------------------------------------------------------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)           $    169       $    160
     Borrowings under line of credit                     2,418             --
     Current portion of long-term deferred
         compensation                                      200            200
     Accounts payable                                    5,996          2,560
     Accrued expenses                                    2,482          2,016
--------------------------------------------------------------------------------
         Total current liabilities                      11,265          4,936
--------------------------------------------------------------------------------

Long-term debt and capital lease obligations,
     less current maturities (Note 3)                    5,377          5,440
Long-term deferred compensation, less current
     maturities                                            366            458
--------------------------------------------------------------------------------
                                                        17,008         10,834
--------------------------------------------------------------------------------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                      --             --
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,344,423, outstanding 7,195,413
            at July 4, 2004 and
         Issued - 8,293,958, outstanding 7,144,948
           at December 31, 2003                             83             83
     Additional paid-in capital                         22,495         22,349
     Deferred compensation                                  --            (18)
     Accumulated earnings (losses)                      (5,666)        (3,794)
     Treasury stock- at cost, 1,149,010 shares at
          July 4, 2004 and December 31, 2003            (4,177)        (4,177)
     Accumulated other comprehensive income                239            377
--------------------------------------------------------------------------------
         Total stockholders' equity                     12,974         14,820
--------------------------------------------------------------------------------
                                                      $ 29,982       $ 25,654
================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JULY 4, 2004 AND JUNE 29, 2003
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                    Three Months Ended             Six Months Ended
                                              ----------------------------    ---------------------------
                                                 July 4,        June 29,        July 4,         June 29,
                                                  2004           2003            2004             2003
---------------------------------------------------------------------------------------------------------
Net revenue                                   $    14,303     $     7,125     $    25,595     $    13,961
Cost of goods sold                                 11,035           5,579          19,678          10,562
---------------------------------------------------------------------------------------------------------
         Gross profit                               3,268           1,546           5,917           3,399

Operating expenses:
     Selling, general and administrative            3,098           2,554           5,738           5,304
     Research, development and engineering            981             826           1,898           1,648
     Restructuring charges (note 7)                    --             190              --             190
---------------------------------------------------------------------------------------------------------
         Loss from operations                        (811)         (2,024)         (1,719)         (3,743)
---------------------------------------------------------------------------------------------------------
     Interest income                                    0              21               0              53
     Interest expense                                 (84)            (86)           (161)           (173)
     Other income (expense), net                        3               4               8               5
---------------------------------------------------------------------------------------------------------
         Loss before income tax benefit              (892)         (2,085)         (1,872)         (3,858)
         Income tax benefit                            --            (222)             --            (222)
---------------------------------------------------------------------------------------------------------
         Net loss                             $      (892)    $    (1,863)    $    (1,872)    $    (3,636)
=========================================================================================================
     Loss Per Share:
         Basic and Diluted                    $     (0.12)    $     (0.27)    $     (0.26)    $     (0.52)
=========================================================================================================
     Weighted Average Number of
      Shares Outstanding:
         Basic and Diluted Shares               7,186,849       7,002,578       7,174,229       7,002,578
=========================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JULY 4, 2004
                                 (in thousands)
                                   (Unaudited)


                                                                                            ACCUMULATED
                                  ADDITIONAL                  ACCUMULATED                      OTHER            TOTAL
                      COMMON       PAID-IN       DEFERRED      EARNINGS       TREASURY     COMPREHENSIVE     STOCKHOLDERS'
                       STOCK       CAPITAL        COMP.        (LOSSES)        STOCK          INCOME            EQUITY
--------------------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 2003        $     83     $ 22,349        $ (18)      $ (3,794)      $ (4,177)        $ 377            $ 14,820

Net loss                   --           --           --         (1,872)            --            --              (1,872)

Exercise of Stock
options                    --          146           --             --             --            --                 146

Translation
Adjustment                 --           --           --             --             --          (138)               (138)

Deferred
Compensation               --           --           18             --             --            --                  18
--------------------------------------------------------------------------------------------------------------------------
Balance at
July 4, 2004         $     83     $ 22,495        $  --       $ (5,666)      $ (4,177)        $ 239            $ 12,974
--------------------------------------------------------------------------------------------------------------------------


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
        FOR THE THREE AND SIX MONTHS ENDED JULY 4, 2004 AND JULY 29, 2003
                                 (in thousands)
                                   (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                       ----------------------     -----------------------
                                                       July 4,       June 29,     July 4,       June 29,
                                                        2004           2003         2004          2003
---------------------------------------------------------------------------------------------------------
Net Loss                                               $ (892)      $ (1,863)      $ (1,872)    $ (3,636)

Other comprehensive income (loss)
   Foreign currency translation adjustment                (79)             31          (138)         (43)
---------------------------------------------------------------------------------------------------------
Comprehensive Loss                                     $ (971)      $ (1,832)      $ (2,010)    $ (3,679)
=========================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 4, 2004 AND JUNE 29, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                   July 4,      June 29,
                                                                    2004          2003
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                $ (1,872)      $ (3,636)
         Adjustments to reconcile net loss to net cash
           used in operating activities -
           Depreciation and amortization                              548            580
           Stock based compensation                                    18             34
           Net changes in operating assets and liabilities-
              Accounts receivable                                  (5,799)        (1,365)
              Inventories                                          (3,816)        (1,081)
              Other current assets                                   (317)          (354)
              Other assets                                             51             --
              Accounts payable                                      3,436            343
              Accrued expenses                                        466            383
              Deferred compensation                                   (92)          (100)
-----------------------------------------------------------------------------------------
         Net cash used in operating activities                     (7,377)        (5,196)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of property, plant and equipment, net             (236)          (177)
         Cash paid for acquisition                                     --           (380)
-----------------------------------------------------------------------------------------
         Net cash used in investing activities                       (236)          (557)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
         Principal payments under long-term debt and
            capital lease obligations                                 (54)          (177)
         Borrowings against line of credit                          2,418             --
         Proceeds from issuance of Common Stock
            and Exercise of stock options                             146             26
-----------------------------------------------------------------------------------------
         Net cash used in financing activities                      2,510           (151)
-----------------------------------------------------------------------------------------
Effect of exchange rates on cash                                     (138)           (43)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (5,241)        (5,947)
Cash and cash equivalents, at beginning of the period               6,659         13,847
-----------------------------------------------------------------------------------------
Cash and cash equivalents, at end of the period                  $  1,418       $  7,900
=========================================================================================
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                $    161       $    173
         Income taxes                                                  --             --

Non-cash disclosure:
         Fair value of assets acquired                           $     --       $    540
         Less fair value of liabilities assumed                        --           (160)
                                                                 --------       --------
           Cash paid                                             $     --       $    380


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis for presentation

      The condensed consolidated balance sheets as of July 4, 2004 and December 31, 2003, the related condensed consolidated statements of operations for the three and six months ended July 4, 2004 and June 29, 2003, the condensed consolidated statement of stockholders' equity for the six months ended July 4, 2004, the condensed consolidated statements of cash flows for the six months ended July 4, 2004 and June 29, 2003, and the consolidated statements of comprehensive loss for the three and six months ended July 4, 2004 and June 29, 2003 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2003, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2)   Inventories

      Inventories at July 4, 2004 and December 31, 2003 consisted of:

                                                      (in thousands)
                                              ----------------------------------
                                                 July 4,         December 31,
                                                  2004              2003
--------------------------------------------------------------------------------
Raw materials and manufactured components        $ 5,752           $ 3,881
Work-in-process                                    3,914             2,358
Finished goods                                     1,945             1,556
--------------------------------------------------------------------------------
                                                 $11,611           $ 7,795
================================================================================

(3)   Debt

      Long-Term Debt at July 4, 2004 and December 31, 2003 consisted of:

                                                      (in thousands)
                                              ----------------------------------
                                                 July 4,         December 31,
                                                  2004              2003
--------------------------------------------------------------------------------
Mortgage note payable                            $ 5,521           $ 5,600
Capital Lease obligations, interest
      rate of 6.75%                                   25                 -
--------------------------------------------------------------------------------
                                                   5,546             5,600
Less-current maturities                              169               160
--------------------------------------------------------------------------------
                                                 $ 5,377           $ 5,440
================================================================================

      The mortgage note payable is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of $5,100,000 due and payable at maturity on December 26, 2006.

      The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants with which the Company is in compliance at July 4, 2004. Borrowings outstanding under this agreement at July 4, 2004 were $2.4 million; at which time the available funds on the borrowing base formula were $10.7 million.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4)   Earnings Per Share

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months and six months ended July 4, 2004 and June 29, 2003 because they were antidilutive, were 1,156,894 and 1,292,706 respectively.

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, the Company's net loss and net loss per share would be the pro forma amounts indicated below:

                                   Three Months Ended        Six Months Ended
                                 ---------------------    ----------------------
                                  July 4,     June 29,     July 4,     June 29,
                                   2004         2003        2004         2003
--------------------------------------------------------------------------------
Net Income (loss):
  As reported                    $  (892)    $ (1,863)    $ (1,872)    $ (3,636)
  Pro forma                         (993)      (2,206)      (2,073)      (3,799)
Income per basic share:
  As reported                    $ (0.12)    $  (0.27)    $  (0.26)    $  (0.52)
  Pro forma                        (0.14)       (0.29)       (0.29)       (0.54)

Income per diluted share:
  As reported                    $ (0.12)    $  (0.27)    $  (0.26)    $  (0.52)
  Pro forma                        (0.14)       (0.29)       (0.29)       (0.54)

(5)   Segment Reporting

      Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates in a single business segment called thermal processing capital equipment.

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(6)    Revenue Recognition

      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Under these guidelines, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

      The Company also has certain revenue transactions for projects that are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage of completion basis. Under the percentage of completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

      For the six months ended July 4, 2004 there was $1,256,342 of revenue was recognized using the percentage of completion method. For the six months ended June 29, 2003, there was no revenue recognized using the percentage of completion method.

      The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

(7)   Restructuring Charges

      The Company recorded a $190,000 restructuring charge in the second quarter of 2003. This charge was solely related to severance costs associated with the reduction of 15 non-production employees.

(8)   Product Warranty Costs

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

The following table reflects changes in the Company's accrued warranty account during the first six months ended July 4, 2004:

                                                                 2004
                                                                 ----
(in thousands)
Beginning Balance, December 31, 2003                            $  635
Plus accruals related to new sales                                 455
Less: warranty claims incurred                                    (277)
Less: amortization of prior period accruals                       (178)
                                                                ------
Ending Balance, July 4, 2004                                    $  635
                                                                ======


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net Sales. Net sales increased 100.7% from $7.1 million in the second quarter of 2003 to $14.3 million in the second quarter of 2004. For the first six months net sales increased 83.3% from $14.0 million in 2003 to $25.6 million in 2004. The increase in 2004 represents the continuing recovery in demand for capital equipment for our Surface Mount Technology and Semi Packaging products.

      When comparing the second quarter of 2004 to the second quarter of 2003, the percentage of net sales attributable to our customers in the United States decreased by 5.9%, net sales attributable to our customers in Europe increased by 3.2%, net sales attributable to our Asia Pacific customers increased by 7.4%, and net sales attributable to our customer in the Other Americas decreased by 4.7%. Comparing the first six months of 2004 to the first six months of 2003, the percentage of net sales attributable to our customers in the United States decreased by 14.9%, net sales attributable to our customers in Europe increased by 1.6%, net sales attributable to our Asia Pacific customers increased by 14.5%, and net sales attributable to our customer in the Other Americas decreased by 1.2%.

      Gross Profit. Gross profit increased 111.4% from $1.5 million in the second quarter of 2003 to $3.3 million in the second quarter of 2004, and as a percentage of net sales, increased from 21.7% to 22.8%. For the first six months of 2004, gross profit increased 74.1% from $3.4 million in 2003 to $5.9 million in 2004, and as a percentage of net sales, decreased from 24.3% to 23.1%. The increase in gross profit is directly related to the increase in net sales. The percentage of gross profit remains low in 2004 due to a shift in product mix and the start up of the Company's manufacturing operations in China.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Selling, General and Administrative. Selling, general and administrative increased 21.3% from $2.6 million in the second quarter of 2003 to $3.1 million in the second quarter of 2004. As a percentage of net sales, selling, general, and administrative decreased from 35.8% in second quarter 2003 to 21.7% in the second quarter of 2004. For the first six months of 2004, selling, general and administrative increased 8.2% from $5.3 million in 2003 to $5.7 million, and decreased as a percentage of net sales from 38.0% in the first six months of 2003 to 22.4% for the same period in 2004. The increases in costs in 2004 were primarily the result of higher commission expenditures to support the Company's increased sales.

      Research, Development and Engineering. Research, development and engineering increased 18.8% from $826,000 in the second quarter of 2003 to $981,000 in the second quarter of 2004 and as a percentage of net sales, decreased from 11.6% to 6.9% for the same period. For the first six months of 2004, research, development and engineering increased 15.2% from $1.6 million in 2003 to $1.9 million in 2004, and as a percentage of net sales decreased from 11.8% in 2003 to 7.4% in 2004. The increased spending by the Company is in support of product development on existing and future products.

      Restructuring Charges. In the second quarter of 2003, the Company reduced its overhead personnel to better align its spending with the current economic market for its products. The $190,000 restructuring charge represents severance costs for the laid off employees.

      Operating Loss. Operating loss decreased 60.0% from $2.0 million in the second quarter of 2003 to $0.8 million in the second quarter of 2004, and as a percentage of net sales, decreased from 28.4% to 5.7%. For the first six months of 2004, operating loss decreased 54.1% from $3.7 million in 2003 versus $1.7 million in 2004, and as a percentage of net sales, decreased from 26.8% to 6.7%. The decrease in operating losses in 2004 was primarily the result of higher net sales.

      Income Taxes. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Accordingly, no income tax benefit is reflected in the statement of operations at July 4, 2004. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of July 4, 2004, we had $1.4 million in cash and cash equivalents.

      The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates pegged to either the bank's base rate or the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants with which the Company is in compliance at July 4, 2004. Borrowings outstanding under this agreement at July 4, 2004 were $2.4 million; at which time the available funds on the borrowing base formula were $10.7 million.

      We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at July 4, 2004 of approximately $5.5 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.

      During the six months ended July 4, 2004, the Company used cash resources of $5.2 million. This use of cash was primarily the result of net losses of $1.9 million, an increase in accounts receivable of $5.8 million and an increase in inventory of $3.8 million, offset by an increase in accounts payable of $3.4 million, borrowings against line of credit of $2.4 million and a decrease in accrued expenses of $0.5 million.

      We expect that our current cash position and ability to borrow necessary funds will be sufficient to meet our corporate, operating and capital requirements through 2004. Given the expected growth in the Company's markets, we expect to continue to utilize our line of credit to fund the increases in working capital needs throughout the year.

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

There were no changes to our internal control over financial reporting during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item  4.  Submission of Matters to Vote Security Holders

      (a)   The annual meeting of stockholders was held on May 27, 2004.

      (b) All directors of the Company nominated were elected at the annual meeting. The actual vote is set forth in paragraph (c) below.

      (c)   The voting for the directors was as follows:

                                              For           Withheld
                                           ---------        --------
            Paul J. van der Wansem         6,347,171         203,573
            Mark R. Rosenzweig             6,361,414         189,330
            G. Mead Wyman                  6,538,008          12,736
            J. Chuan Chu                   6,365,440         185,304
            John E. Beard                  6,492,358          58,386
            Joseph F. Wrinn                6,379,384         171,360
            J. Samuel Parkhill             6,534,508          16,236


Item  6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 31.1 - Section 302 Certification
            Exhibit 31.2 - Section 302 Certification
            Exhibit 32.1 - Section 906 Certification
            Exhibit 32.2 - Section 906 Certification

      (b)   Reports on Form 8-K

                  On April 21, 2004, the Company furnished a Current Report on
            Form 8-K to notify shareholders of the Company's release of its financial results for quarter ended April 4, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BTU INTERNATIONAL, INC.

DATE: August 18, 2004                BY: /s/ Mark R. Rosenzweig
                                         ----------------------
                                     Mark R. Rosenzweig
                                     President, Chief Executive Officer
                                     (principal executive officer) and Director

DATE August 18, 2004                 BY: /s/ Thomas P. Kealy
                                         -------------------
                                     Thomas P. Kealy
                                     Vice President, Corporate Controller and
                                     Chief Accounting Officer (principal
                                     financial and accounting officer)