Form 10-Q
period 2004-10-03
BTU INTERNATIONAL INC
filed 2004-11-17
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 3, 2004

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

      Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 12, 2004: 7,196,163 shares.

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

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            (Unaudited)
                                                             October 3,     December 31,
                                                               2004             2003
                                                            -----------      ------------
                           ASSETS
Current assets
     Cash and cash equivalents                               $     754        $   6,659
     Accounts receivable, less reserves of $172                 14,448            6,073
     Inventories (Note 2)                                       14,498            7,795
     Other current assets                                          686              469
                                                             ---------        ---------
         Total current assets                                   30,386           20,996
                                                             ---------        ---------

Property, plant and equipment, at cost
     Land                                                          210              210
     Buildings and improvements                                  8,000            7,983
     Machinery and equipment                                     7,766            7,597
     Furniture and fixtures                                        878              866
                                                             ---------        ---------
                                                                16,854           16,656
     Less-Accumulated depreciation                              14,058           13,366
                                                             ---------        ---------
         Net property, plant and equipment                       2,796            3,290

Other assets, net of accumulated amortization of $353 at
   October 3, 2004 and $250 at December 31, 2003                   847            1,368
                                                             ---------        ---------
                                                             $  34,029        $  25,654
                                                             =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                           (Unaudited)
                                                            October 3,     December 31,
                                                              2004            2003
                                                           -----------     ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)                 $     171       $     160
     Borrowings under line of credit                            6,489               -
     Current portion of long-term deferred
         compensation                                             667             200
     Accounts payable                                           6,967           2,560
     Accrued expenses                                           3,507           2,016
                                                            ---------       ---------
         Total current liabilities                             17,801           4,936
                                                            ---------       ---------

Long-term debt and capital lease obligations, less
     current maturities (Note 3)                                5,333           5,440
Long-term deferred compensation, less current maturities          313             458
                                                            ---------       ---------
                                                               23,447          10,834
                                                            ---------       ---------

Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                              -               -
     Common stock, $.01 par value-
         Authorized - 25,000,000 shares;
         Issued - 8,345,173, outstanding 7,196,163
            at October 3, 2004 and
         Issued - 8,293,958, outstanding 7,144,948
           at December 31, 2003                                    83              83
     Additional paid-in capital                                22,500          22,349
     Deferred compensation                                          -             (18)
     Accumulated losses                                        (8,045)         (3,794)
     Treasury stock- at cost, 1,149,010 shares at
           October 3, 2004 and December 31, 2003               (4,177)         (4,177)
     Accumulated other comprehensive income                       221             377
                                                            ---------       ---------
         Total stockholders' equity                            10,582          14,820
                                                            ---------       ---------
                                                            $  34,029       $  25,654
                                                            =========       =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2004 AND SEPTEMBER 28, 2003
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                              ---------------------------     ---------------------------
                                                 Oct. 3,       Sept. 28,        Oct. 3,        Sept. 28,
                                                  2004           2003            2004            2003
                                              -----------     -----------     -----------     -----------
Net sales                                     $    15,419     $     6,738     $    41,014     $    20,698
Cost of goods sold                                 11,892           5,370          31,570          15,932
                                              -----------     -----------     -----------     -----------
         Gross profit                               3,527           1,368           9,444           4,766

Operating expenses:
     Selling, general and administrative            3,228           2,165           8,965           7,468
     Research, development and engineering            890             745           2,788           2,393
     Restructuring charges                          1,648               -           1,648             190
                                              -----------     -----------     -----------     -----------
         Loss from operations                      (2,239)         (1,542)         (3,957)         (5,285)
                                              -----------     -----------     -----------     -----------
     Interest income                                    2               7               5              60
     Interest expense                                (142)            (84)           (302)           (257)
     Other income, net                                  -               2               3               7
                                              -----------     -----------     -----------     -----------
         Loss before income tax benefit            (2,379)         (1,617)         (4,251)         (5,475)
         Income tax benefit                             -               -               -            (222)
                                              -----------     -----------     -----------     -----------
         Net loss                             $    (2,379)    $    (1,617)    $    (4,251)    $    (5,253)
                                              ===========     ===========     ===========     ===========
     Loss Per Share:
         Basic and Diluted                    $     (0.33)    $     (0.23)    $     (0.59)    $     (0.75)
                                              ===========     ===========     ===========     ===========
     Weighted Average Number of
     Shares Outstanding:
         Basic and Diluted Shares               7,196,023       7,030,140       7,181,381       7,011,834
                                              ===========     ===========     ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED OCTOBER 3, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                                        ACCUMULATED
                                  ADDITIONAL                                               OTHER            TOTAL
                       COMMON      PAID-IN      DEFERRED    ACCUMULATED     TREASURY    COMPREHENSIVE    STOCKHOLDERS'
                        STOCK      CAPITAL        COMP.        LOSSES        STOCK         INCOME           EQUITY
                      --------    ----------    --------    -----------     --------    -------------    -------------
Balance at
Dec. 31, 2003         $     83     $ 22,349     $    (18)     $ (3,794)     $ (4,177)     $    377         $ 14,820

Net loss                     -            -            -        (4,251)            -             -           (4,251)

Exercise of Stock
options                      -          151            -             -             -             -              151

Translation
Adjustment                   -            -            -             -             -          (156)            (156)

Deferred
Compensation                 -            -           18             -             -             -               18
                      --------     --------     --------      --------      --------      --------         --------
Balance at
Oct. 3,2004           $     83     $ 22,500     $      -      $ (8,045)     $ (4,177)     $    221         $ 10,582
                      ========     ========     ========      ========      ========      ========         ========

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2004 AND
                               SEPTEMBER 28, 2003
                                 (in thousands)
                                   (Unaudited)

                                              Three Months Ended         Nine Months Ended
                                             ---------------------     --------------------
                                              Oct. 3,    Sept. 28,      Oct. 3,   Sept. 28,
                                               2004        2003          2004       2003
                                             --------    ---------     --------   ---------
Net Loss                                     $ (2,379)   $  (1,617)    $ (4,251)  $  (5,253)

Other comprehensive income (loss):
   Foreign currency translation adjustment        (18)          18         (156)        (25)
                                             --------    ---------     --------   ---------
Comprehensive Loss                           $ (2,397)   $  (1,599)    $ (4,407)  $  (5,278)
                                             ========    =========     ========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 3, 2004 AND SEPTEMBER 28, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                      October 3,    September 28,
                                                                         2004            2003
                                                                      ----------    -------------
Cash flows from operating activities:
         Net loss                                                      $  (4,251)     $  (5,253)
         Adjustments to reconcile net income to net cash
           used in operating activities -
           Depreciation and amortization                                     694            863
           Stock based compensation                                           18             43
           Net changes in operating assets and liabilities-
              Accounts receivable                                         (8,375)        (1,341)
              Inventories                                                 (6,703)          (632)
              Other current assets                                          (217)          (270)
              Refundable income taxes                                          -          1,700
              Other assets                                                   520             (6)
              Accounts payable                                             4,407           (473)
              Accrued expenses                                             1,491            (93)
              Deferred compensation                                          321           (149)
                                                                       ---------      ---------
         Net cash used in operating activities                           (12,095)        (5,611)
                                                                       ---------      ---------

Cash flows from investing activities:
         Purchases of property, plant and equipment                         (198)          (255)
         Cash paid for acquisition                                             -           (380)
                                                                       ---------      ---------
         Net cash used in investing activities                              (198)          (635)
                                                                       ---------      ---------

Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                       (96)          (254)
         Borrowings against line of credit                                 6,489              -
         Payments for debt refinancing                                         -              -
         Proceeds from issuance of Common Stock
            and Exercise of stock options                                    151            338
                                                                       ---------      ---------
         Net cash provided by financing activities                         6,544             84
                                                                       ---------      ---------
Effect of exchange rates on cash                                            (156)           (25)
                                                                       ---------      ---------

Net decrease in cash and cash equivalents                                 (5,905)        (6,187)
Cash and cash equivalents, at beginning of the period                      6,659         13,847
                                                                       ---------      ---------

Cash and cash equivalents, at end of the period                        $     754      $   7,660
                                                                       =========      =========
Supplemental disclosures of cash flow information
         Cash paid (received) during the periods for -
         Interest                                                      $     302      $     257
         Income taxes                                                          -         (1,700)

Non-cash disclosure:
         Fair value of assets acquired                                         -            540
         Less fair value of liabilities assumed                                -           (160)
                                                                       ---------      ---------
           Cash paid                                                           -            380
                                                                       ---------      ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis for presentation

      The condensed consolidated balance sheets as of October 3, 2004 and December 31, 2003, the related condensed consolidated statements of operations for the three and nine months ended October 3, 2004 and September 28, 2003, the condensed consolidated statement of stockholders' equity for the nine months ended October 3, 2004, the condensed consolidated statements of cash flows for the nine months ended October 3, 2004 and September 28, 2003, and the consolidated statements of comprehensive loss for the three and nine months ended October 3, 2004 and September 28, 2003 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2003, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

      Inventories at October 3, 2004 and December 31, 2003 consisted of:

                                                   (in thousands)
                                             ---------------------------
                                             October 3,     December 31,
                                                2004           2003
                                             ----------     ------------
Raw materials and manufactured components    $    7,769       $ 3,881
Work-in-process                                   4,390         2,358
Finished goods                                    2,339         1,556
                                             ----------     ------------
                                             $   14,498       $ 7,795
                                             ==========     ============

(3) Debt

      Long-Term Debt at October 3, 2004 and December 31, 2003 consisted of:

                                                         (in thousands)
                                                     -------------------------
                                                     October 3,   December 31,
                                                        2004         2003
                                                     ----------   ------------
Mortgage note payable                                 $ 5,481       $ 5,600
Capital lease obligations, interest rate of 6.75%          23             -
                                                      -------       -------
                                                        5,504         5,600
Less-current maturities                                   171           160
                                                      -------       -------
                                                      $ 5,333       $ 5,440
                                                      =======       =======

      The mortgage note payable is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of $5,100,000 due and payable at maturity on December 26, 2006.

      The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. Borrowings outstanding under this agreement at October 3, 2004, were $6.5 million; at which time the available funds on the borrowing base formula were $10.8 million.

      This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. As a result of our decrease in tangible net worth following the write-off of the $1.6 million restructuring charge and the increase in borrowings during the third quarter, the Company was out of compliance at the end of Q3 2004 with its total liabilities to tangible net worth covenant. The Bank has offered to waive the non-compliance as of the end of the third quarter, and the Bank and the Company are currently discussing the terms of that waiver.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(4) Earnings Per Share

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months and nine months ended October 3, 2004 and September 28, 2003 because they were antidilutive, were 1,148,939 and 1,110,986 respectively.

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

                                   Three Months Ended                 Nine Months Ended
                              -----------------------------     -----------------------------
                               October 3,     September 28,      October 3,     September 28,
                                 2004             2003              2004            2003
                              -----------     -------------     -----------     -------------
Net Income (loss):
  As reported..............   $    (2,379)     $    (1,617)     $    (4,251)     $    (5,253)
  Pro forma................        (2,472)          (1,689)          (4,530)          (5,469)
Income per basic share:
  As reported..............   $     (0.33)     $     (0.23)     $     (0.59)     $     (0.75)
  Pro forma................         (0.34)           (0.24)           (0.63)           (0.78)

Income per diluted share:
  As reported..............   $     (0.33)     $     (0.23)     $     (0.59)     $     (0.75)
  Pro forma................         (0.34)           (0.24)           (0.63)           (0.78)

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(6) Revenue Recognition

      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104. Under SAB No. 101, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer use, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

      For the nine months ended October 3, 2004, $1,570,165 of revenue was recognized using the percentage of completion method. For the nine months ended September 28, 2003 there was no revenue recognized using the percentage of completion method.

      The Company accounts for shipping and handling costs billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are reclassified as revenues with the associated costs reported as cost of goods sold.

(7) Restructuring Charges

      The Company recorded a $1,648,000 restructuring charge in the third quarter of 2004. These charges are the result of a redirection of development programs, resulting in the write-off of assets including the impairment of goodwill from an acquisition, and severance costs, primarily related to the departure of the previous CEO. The restructuring charge consisted of:

(in thousands)
Write-off of the Sagarus Acquisition - Goodwill, Intellectual Property and      $1,281
Inventory                                                                          367
Severance costs                                                                 ------
Total Restructuring Charge                                                      $1,648
                                                                                ======

      The Company recorded a $190,000 restructuring charge in the second quarter 2003. This charge was solely related to severance costs associated with the reduction of employees.

(8) Acquisition

      In the second quarter of 2003, the Company acquired the assets of Sagarus Robotics Corporation. See note (7) above.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

The following table reflects changes in the Company's accrued warranty account during the first nine months ended October 3, 2004:

                                                    2004
(in thousands)                                     ------
Beginning Balance, December 31, 2003               $  635
Plus accruals related to new sales                    726
Less: warranty claims incurred                       (480)
Less: amortization of prior period accruals          (246)
                                                   ------
Ending Balance, October 3, 2004                    $  635
                                                   ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net Sales. Net sales increased 128.8% from $6.7 million in the third quarter of 2003 to $15.4 million in the third quarter of 2004. For the first nine months net sales increased 98.2% from $20.7 million in 2003 to $41.0 million in 2004. The increase in both the third quarter and first nine months of 2004 was primarily a result of increases in the Company's Surface Mount Technology and Semi Packaging products as the markets for these products rebounded.

      When comparing the third quarter of 2004 to the third quarter of 2003 the percentage of total net sales attributable to our customers in the United States increased by 8.9%, the percentage of total net sales attributable to our customers in Europe increased by 0.2%, the percentage of total net sales attributable to our Asia Pacific customers decreased by 9.6%, and the percentage of total net sales attributable to our customer in the Other Americas increased by 0.5%. Comparing the first nine months of 2004 to the first nine months of 2003 the percentage of total net sales attributable to our customers in the United States decreased by 6.1%, the percentage of total net sales attributable to our customers in Europe increased by 1.5%, the percentage of total net sales attributable to our Asia Pacific customers increased by 5.0%, and the percentage of total net sales attributable to our customer in the Other Americas decreased by 0.4%.

      Gross Profit. Gross profit increased 157.8% from $1.4 million in the third quarter of 2003 to $3.5 million in the third quarter of 2004 and, as a percentage of net sales, increased from 20.3% to 22.9%. For the first nine months of 2004 gross profit increased 98.2% from $4.8 million in 2003 to $9.4 million in 2004 and, as a percentage of net sales, remained the same at 23.0%. The increase in gross profit is a direct result of increased sales.

      Selling, General and Administrative. Selling, general and administrative expense increased 49.1% from $2.2 million in the third quarter of 2003 to $3.2 million in the third quarter of 2004. As a percentage of net sales, selling, general and administrative decreased from 32.1% in the third quarter of 2003 to 20.9% in the third quarter of 2004. For the first nine months of 2004, selling, general and administrative increased 31.0% from $7.5 million in 2003 to $9.0 million in 2004, and decreased as a percentage of net sales, from 36.1% in the first nine months of 2003 to 21.9% for the same period in 2004. The increases in costs in 2004 were primarily the result of higher commission expenditures to support the Company's increased sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

      Research, Development and Engineering. Research, development and engineering expense increased 19.5% from $0.7 million in the third quarter of 2003 to $0.9 million in the third quarter of 2004. As a percentage of net sales, it decreased from 11.1% to 5.8% for the same periods. For the first nine months of 2004 research, development and engineering expense increased 16.5% from $2.4 million in 2003 to $2.8 million in 2004, and as a percentage of net sales decreased from 11.6% in 2003 to 6.8% in 2004.

      Restructuring Charges. The Company recorded a $1,648,000 restructuring charge in the third quarter of 2004. These charges are the result of a redirection of development programs, resulting in the write-off of assets including the impairment of goodwill from an acquisition, and severance costs, primarily related to the departure of the previous CEO.

      In the second quarter of 2003, the Company reduced its overhead personnel to better align its spending with the current economic market for its products. The $190,000 restructuring charge represents severance costs for the laid- off employees.

      Operating Loss. Operating loss increased 45.2% from $1.5 million in the third quarter of 2003 to $2.2 million in the third quarter of 2004 and, as a percentage of net sales, decreased from 22.9% to 14.5%. For the first nine months of 2004, operating loss decreased 25.1% from $5.3 million in 2003 versus $4.0 million in 2004 and, as a percentage of net sales, decreased from 25.5% to 9.6%. The increase in operating losses in the third quarter of 2004 of $0.7 million was the result of the $1.6 million restructuring charge.

      Income Taxes. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Accordingly, no income tax benefit is reflected in the statement of operations at October 3, 2004. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of October 3, 2004, we had $0.8 million in cash and cash equivalents.

      The Company has a secured revolving line of credit with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. Borrowings outstanding under this agreement at October 3, 2004 were $6.5 million; at which time the available funds on the borrowing base formula were $10.8 million

      This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. As a result of our decrease in tangible net worth following the write-off of the $1.6 million restructuring charge and the increase in borrowings during the third quarter, the Company was out of compliance at the end of Q3 2004 with its total liabilities to tangible net worth covenant. The Bank has offered to waive the non-compliance as of the end of the third quarter, and the Bank and the Company are currently discussing the terms of that waiver.

      We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at October 3, 2004 of approximately $5.5 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.

      During the nine months ended October 3, 2004, the Company used cash resources of $5.9 million. This use of cash was primarily the result of net losses of $4.3 million, an increase in accounts receivable of $8.4 million, an increase in inventory of $6.7 million; offset by an increases in accounts payable of $4.4 million, borrowings against line of credit of $6.5 million, increases in accrued expenses of $1.5 million.

      We anticipate that our cash from operations and our Bank line of credit, including the expected waiver, will provide us with the necessary funds to meet our operating and capital requirements into 2005.

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

        (b) Reports on Form 8-K

            On July 29, 2004, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its financial results for quarter ended July 4, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BTU INTERNATIONAL, INC.

        DATE: November 17, 2004         BY: /s/ Paul van der Wansem
                                            -----------------------
                                        Paul van der Wansem
                                        President, Chief Executive Officer
                                        (principal executive officer) and
                                        Chairman of the Board

        DATE: November 17, 2004         BY: /s/ Thomas P. Kealy
                                            -------------------
                                        Thomas P. Kealy
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer (principal
                                        financial and accounting officer)