Form 10-K
period 2004-12-31
BTU INTERNATIONAL INC
filed 2005-03-31
CIK 840883

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 0-17297
BTU INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-2781248
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

23 ESQUIRE ROAD, NORTH BILLERICA, MASSACHUSETTS	01862-2596 (Zip Code)
(Address of principal executive offices)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(978) 667-4111

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None Registered
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class

Common Stock, $.01 Par Value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $31,822,869 on June 30, 2004.
      Indicate number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of March 29, 2005: 7,230,063 shares.
DOCUMENTS INCORPORATED HEREIN BY REFERENCE
      The following documents are incorporated herein by reference: Part III — Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders, both of which are to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.
2004 FORM 10-K ANNUAL REPORT

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
      Our electronics customers serve the advanced segments of the industry. In the semiconductor market, we participate in both wafer level packaging and die level packaging where the integrated circuits are connected and sealed into a package. In the SMT market, electronic components are attached to the printed circuit boards (PCBs) through the reflow process using our convection soldering systems. In the advanced materials market, our materials customers serve multiple markets in which advanced ceramics and metal alloys are used in end use applications for the automotive, fuel cell, communications and other industries. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters.
      BTU’s products are sold worldwide through a direct technical sales force and through independent sales representatives. Among our top revenue generating customers in 2004 were such industry leaders as Motorola, IBM, Intel Corporation, Solectron Corporation, Silicon Precision Industries (SPIL), Advanced Semiconductor Engineering (ASE), and Celestica Incorporated.
      The principal offices and main manufacturing facility are located at 23 Esquire Road, North Billerica, Massachusetts 01862 USA. Our telephone number is (978) 667-4111. Our new China Manufacturing plant is located at 25 Jia Tai Road, Waigaoqiao Free Trade Zone, Shanghai, 200131, PRC. We also have sales and service facilities throughout North America, Europe and Asia. Our corporate website is www.btu.com.
INDUSTRY BACKGROUND
      Electronics Markets. The electronics markets segments showed strong growth during 2004 and the outlook for the industry is one of long-term growth. The need for increasingly sophisticated electronic devices continues and new technology such as wireless networks, next generation cellular phones and personal digital assistants (PDAs) will continue to drive future demand. Other types of electronic equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and Ethernet wireless accessories; and consumer products such as automobile electronics and digital cameras. Integral to the growth in electronics are the advances in technology, which result in producing smaller, lighter and less expensive end products by increasing the performance and reducing the cost, size, weight and power requirements of electronic assemblies, PCBs and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment.
      Semiconductor Packaging Processes. Semiconductor packaging processes include integrated circuit (IC) manufacturing and IC packaging. Several precision thermal process steps are required in each application. In advanced semiconductor packaging, processing takes place at both the wafer level and die level. At the wafer level, deposited solder must be thermally treated to form perfectly spherical “bumps”. At the die level, these bumps allow the ICs to be bonded to the semiconductor package using precise thermal process. In the PCB assembly process, packaged circuits and other components are attached to PCBs. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow, or surface mount reflow.
      Materials Markets. Advanced materials are very important for sealing, connecting and package brazing for electronics manufacturing. Emerging markets including fuel cell and synthetic gas production as well as automotive markets require high performance ceramic and metal components. A significant trend is the use of multi-layer configurations that must be designed with very tight dimensional tolerances requiring very sophisticated process control and uniformity. Low Temperature Co-fired Ceramics (LTCC), high temperature ceramics and aluminum powered metals all figure prominently in leading-edge products for these markets.
      In addition, the manufacture of many ceramic products or components, from fuel cell anodes and cathodes to substrates for wireless networking products requires a multi-step thermal process. A binder burnout step in which organics are removed from ceramic laminate materials is followed by a high temperature sintering step that solidifies the ceramic at desired dimensions. Similar sintering processes are used for metal components across a wide variety of applications and for gadolinium and uranium fuel pellet sintering, which take place at temperatures up to 1800°C.
      Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and shift to low cost regions such as China, particularly by electronics producers, has driven the demand for greater value from equipment — a balance of price and performance.
TECHNOLOGICAL CHALLENGES
      Advanced thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time.
      Advanced thermal processing systems maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the product. In addition, the thermal processing system’s heat convection rate must be varied and controlled as components and materials are processed. The chamber must also dispense heat uniformly across the product at precise temperatures to ensure maximum process uniformity. Also, products must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress. With the increasing use of lead free solder processes, the control window for temperature uniformity has gotten significantly more critical.
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
      Repeatability from System to System. We provide a high degree of repeatability from system to system through our atmosphere and temperature controls and the reliability of our systems. This repeatability is achieved through our industry leading Closed Loop Convection technology that ensures the same convection rate regardless of change in altitude or temperature. This is a critical attribute because our customers must achieve uniform manufacturing performance in plants located throughout the world.
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
      Wafer Bump Reflow. Our TCAS series of continuous belt advanced thermal processing system is rated up to 800°C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen using patented gas barrier technology to achieve a safe and high purity hydrogen atmosphere. Our TCAS systems range in price from $300,000 to $1.2 million for a fully integrated 300mm system.
      BTU offers fully integrated systems for flux coating and reflow of 200 and 300mm wafers. The 300mm systems are available fully compliant with I300i protocol and with SEMI S2 and S8 standards. These integrated systems range in price from $300,000 to $1.2 million.
      Flip Chip Reflow in Package. Flip Chip Reflow provides the physical and electronic bond of the semiconductor device to its package. The PARAGON and PYRAMAX families of advanced convection reflow systems, utilizing our Closed Loop Convection technology, are rated up to 400°C and operate in air or nitrogen atmospheres. The product utilizes impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, it can process substrates in dual track configurations, thereby enabling our customers to double production without increasing the machine’s footprint. The family of products is available in three models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. The products range in price from $70,000 to $180,000.
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
      Pyramax provides increased process flexibility due to its ability to process PCBs up to 24 inches wide. Rated up to 400°C, these products are capable of operating in air or nitrogen atmospheres and have increased convection flow for greater performance and lead free processes. Pyramax utilizes impingement technology to transfer heat to the substrate. These systems are offered in 7-zone and 10-zone heated lengths and are capable of processing lead-free solder. They range in price from $40,000 to $150,000.
      The market need for lead free solder reflow presents a unique problem by raising the process temperature critically close to the destruct temperature of the components that are being attached. PYRAMAX’s unique closed loop convection control provides significantly tighter temperature window than those available from any other manufacturer.
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
      Thick Film Resistors and Conductors. FAST FIRE continuous belt advanced thermal processing systems are rated up to 1050°C in air. These systems are used for firing thick film pastes in the production of hybrid circuits and can achieve an across belt temperature uniformity of +/-1°C. Such thermal uniformity is critical in the production of resistor circuits. These systems are available in various belt widths and heated lengths and range in price from $50,000 to $180,000.
      Our TCA continuous belt advanced thermal processing systems, rated up to 1150°C in multiple atmospheres such as nitrogen, hydrogen, forming gas and dissociated ammonia, are used for ceramic sintering, copper termination, glass to metal sealing, metal brazing and many other processes requiring tight atmosphere and temperature control. The TCA utilizes an advanced gas scrubbing system to control the binder remover phase in the termination firing process. Unique features like venturi exhaust and patented eductor technology make TCA essential for advanced materials processing. The TCA is available in various belt widths and heated lengths and ranges in price from $70,000 to $500,000.

      Our Walking Beam system is designed for high volume production applications with very heavy loads. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation at temperatures up to 1800°C. This system ranges in price from $500,000 to $2.5 million.
CUSTOM APPLICATIONS
      We design and manufacture custom high temperature systems used in such applications as metals brazing, ceramic sintering and thin film coatings.
      Advanced Ceramic Sintering. BTU’s walking beam thermal processing system is rated up to 1800°C and operates in hydrogen reducing atmospheres primarily used for sintering of multilayer ceramics. In addition, we offer a batch furnace with elevator hearth loading to accomplish precise high temperature ceramic sintering processes such as fuel cell and synthetic gas components requiring tight temperature uniformity to maintain close dimensional tolerances and minimize deformation of the product. The elevator batch system achieves temperature uniformity of +/- 5°C across the load at high throughput rates.
      Convection Batch System. BTU has introduced a new convection batch furnace leveraging our patented eductor technology. The systems are used for processing ceramic and advanced materials such as Ceramics/ LTCC/ MLCC, Fuel Cells and glass separation membranes. We can now uniquely offer customers convection technology at elevated temperatures, providing the customer with dramatic improvements in process uniformity as well as optimum heavy load/high throughput capability. The systems range in price from $70,000 to $750,000.
      We also offer a pusher thermal processing system, which is rated up to 1800°C in a hydrogen-reducing atmosphere. The Pusher is used in lower volume applications for the sintering of ceramics and nuclear fuels. These systems range in price from $500,000 to $1.2 million.
CUSTOMERS
      Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our customers include industry leaders such as Motorola, IBM, Intel Corporation, Solectron Corporation, Silicon Precision Industries (SPIL), Advanced Semiconductor Engineering (ASE) and Celestica Incorporated.
      Our largest customers have historically accounted for a significant percentage of our net sales. Aggregate net sales to our ten largest customers accounted for approximately 38% of our net sales in 2004. In 2004, no customer accounted for more than 10% of net sales.
SALES AND MARKETING
      We market and sell our products through our direct sales force and independent sales representatives throughout the world. Our Sales and Marketing force is responsible for evaluating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our independent sales representatives provide ongoing services to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. These service functions allow us to market future sales within our current customer base. In addition, our management and sales teams participate in periodic trade conventions, through which we aggressively market our products to potential customers.
      We market our systems and services globally. In 2004, approximately 75% of our net sales originated outside the United States, with Asia Pacific and Europe representing 52% and 20% of net sales, respectively, and 3% to Other Americas.

RESEARCH, DEVELOPMENT AND ENGINEERING
      Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Our expenses for research, development and engineering were: $3.6 million in 2002, $3.4 million in 2003 and $3.7 million in 2004. A large percentage of our research, development and engineering expense in 2004 was spent on the development of integrated solutions for wafer bump reflow, development of our convection batch furnace for ceramics and fuel cells, the expansion of our Pyramax solder reflow platform and in support of custom design solutions.
      Close working relationships between our key customers and our product engineering teams enable us to incorporate our customers’ feedback and needs into our product development efforts.
      We have integrated our product design, manufacturing, engineering and after sales support documentation in support of the new product introduction process and lowered research, development and engineering costs.
MANUFACTURING AND SUPPLIERS
      Our principal manufacturing operations consist of final assembly, systems integration and testing at our facility in North Billerica, Massachusetts and Shanghai, China. We outsource the manufacture of many of our subsystems to a number of key suppliers and maintain close relationships with them while also maintaining qualified alternative suppliers in the event we exceed the capacity of our key suppliers and to maintain a cost down focus. In 2004 we completed a new manufacturing plant in Shanghai, China for manufacture of our SMT products as well as local sourcing of materials.
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
BACKLOG
      Backlog as of December 31, 2004 was $6.4 million, compared to $5.8 million as of December 31, 2003. As of December 31, 2004, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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
EMPLOYEES
      As of February 28, 2005, we had 250 employees, of whom 60 are engaged in sales, marketing and service, 29 in research, development and engineering, 22 in finance and administration and 139 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.
ENVIRONMENTAL
      One of BTU’s core values is protecting the environment in which we operate and the environment in which our equipment operate. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2005.

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

ITEM 3.	LEGAL PROCEEDINGS
      There were no material legal proceedings pending as of the time of this filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions

Paul J. van der Wansem	65	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas P. Kealy	62	Vice President, Corporate Controller and Chief Accounting Officer
James M. Griffin	47	Vice President of Sales-Americas
      Paul J. van der Wansem returned to his executive position in September 2004 and is now President, Chief Executive Officer and Chairman of our Board of Directors. Since 1979 he has been our Chairman of our Board of Directors. He was also President and Chief Executive Officer from 1979 until July 2002. From 1977 to 1981, he was Vice-President and advisor to the Management Board of Holec, N.V., (a Dutch-Multinational electronics company), and in 1978 started Holec (USA), Inc. and became its President. From 1973 to 1977, he was Management Consultant for The Boston Consulting Group, Inc. (BCG) in Boston, MA. Prior to this he was an Adjunct Director at Citicorp starting in 1970 in Amsterdam, The Netherlands and later at the New York headquarters through April of 1973. Mr. van der Wansem received an undergraduate degree in automotive engineering in England and holds an M.B.A. from IMD, Lausanne, Switzerland.
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
      James M. Griffin has been Vice President Sales-Americas of our company since February 2000. Previously, Mr. Griffin was our Director of Sales-North America, and has held a number of positions within our company’s sales organization. He has been with our company for 19 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
      Our common stock has been listed on the Nasdaq National Market System under the symbol “BTUI” since February 7, 1989. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market System.

	High	Low

Fiscal Year Ended December 31, 2003:
First Quarter	2.19	1.62
Second Quarter	2.34	1.65
Third Quarter	3.50	1.82
Fourth Quarter	5.38	2.41
Fiscal Year Ended December 31, 2004:
First Quarter	6.80	3.65
Second Quarter	6.31	4.75
Third Quarter	5.44	3.41
Fourth Quarter	4.10	2.50
      As of March 29, 2005 there were approximately 483 stockholders of record.

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
      The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2003 and December 31, 2004 have been derived from our consolidated financial statements audited by independent public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2000 and December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2000, December 31, 2001 and December 31, 2002 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$99,494	$47,057	$30,631	$28,490	$54,639
Cost of goods sold	59,112	31,625	21,030	22,098	41,503

Gross profit	40,382	15,432	9,601	6,392	13,136
Selling, general and administrative	25,310	16,328	13,413	9,419	11,528
Research, development and engineering	6,231	5,001	3,587	3,382	3,691
Restructuring charge and executive retirement	—	—	1,350	190	1,648

Operating income (loss)	8,841	(5,897)	(8,749)	(6,599)	(3,731)
Interest income (expense), net	(54)	(53)	(150)	(304)	(452)
Other income (expense)	(440)	2	12	(148)	2

Income (loss) before provision for income taxes	8,347	(5,948)	(8,887)	(7,051)	(4,181)
Net income (loss)	$5,422	$(3,747)	$(7,072)	$(6,829)	$(4,181)

Earnings per share, diluted(1)	$0.74	$(0.54)	$(1.03)	$(0.97)	$(0.58)

Weighted average shares outstanding, diluted	7,278	6,928	6,886	7,042	7,185

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$8,886	$15,716	$13,847	$6,659	$372
Working capital	30,709	26,571	21,411	16,060	12,936
Total liabilities	19,363	10,185	10,413	10,834	16,407
Total assets	51,160	37,836	31,514	25,654	27,058
Stockholders’ equity	31,797	27,651	21,101	14,820	10,651

(1)	Common share equivalents are anti dilutive when in a loss position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      We design, manufacture, sell and support advanced thermal processing systems used primarily for semiconductor packaging, printed circuit boards (PCB) assembly and advanced materials processing. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures.
      We derive our net sales from customers around the world. Our customers include large multinational OEM (original equipment manufacturers) and EMS (electronic manufacturing service) providers requiring advanced thermal processing equipment solutions. In 2004, net sales to our five largest customers accounted for 25.7% of our total net sales. Our net sales in 2004 were dispersed worldwide, with approximately 25% to customers in the United States, 52% to Asia Pacific customers, 20% to European customers and 3% to Other Americas. Over the past three years, the percentage of our net sales to international customers was 61% in 2002, 76% in 2003 and 75% in 2004.
Critical Accounting Policies
      The following is a discussion of those accounting policies that the Company deems to be “critical” — that is, they are important to the portrayal of the Company’s financial condition and results, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.
      Revenue Recognition — The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions have not been previously demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.
      Applying the requirements of SAB No. 101 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales.
      The Company also has certain sales transactions for products, which are not completed within the normal operating cycle of the business. It is the Company’s policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist. (1) The Company has received the Customer’s purchase order or entered into a legally binding contract. (2) The Customer is credit worthy and collection is probable or Customer prepayments are required at product completion milestones or specific dates. (3) The sales value of the product to be delivered is significant in amount when compared to the Company’s other products. (4) Product costs can be reasonably estimated; there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.
      Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

      Inventory Valuation — The Company’s inventories consist of material, labor and manufacturing overhead costs. The Company determines the cost of inventory based on the first-in, first-out method (FIFO). The Company regularly reviews the quantity of inventories on hand and compares these quantities to the expected usage of each applicable product or product line. The Company’s inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of the Company’s inventories depends in part on the Company’s estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments the Company is required to make to lower the value of the inventories are recorded as a charge to cost of sales.
      For more information on the Company’s inventory valuation, please see Note 1 to the financial statements included in this report.
RESULTS OF OPERATIONS
      The following table sets forth the percentage of net sales of certain items in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	December 31,

	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.7%	77.6%	76.0%

Gross profit	31.3%	22.4%	24.0%
Operating expenses:
Selling, general and administrative	43.8%	33.0%	21.1%
Research, development and engineering	11.7%	11.9%	6.7%
Restructuring and executive retirement	4.4%	0.7%	3.0%

Operating loss	(28.6)%	(23.2)%	(6.8)%
Interest income	0.7%	0.2%	0.0%
Interest expense	(1.2)%	(1.3)%	(0.9)%
Other income (expense), net	0.0%	(0.5)%	(0.0)%

Loss before benefit from income taxes	(29.1)%	(24.8)%	(7.7)%
Benefit from income taxes	(5.9)%	(0.8)%	(0.0)%

Net Loss	(23.2)%	(24.0)%	(7.7)%

FISCAL YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003
      Net Sales. Net sales increased 91.8% from $28.5 million in 2003 to $54.6 million in 2004. The 2004 increase in net sales was primarily for the Company’s Surface Mount Technology (114% increase) and Semi Packaging (173% increase) systems as the markets for these products rebounded from the market slowdown of the past few years.
      The percentage of net sales attributable to our customers in the United States decreased in 2004 by 3.7%, net sales attributable to our customers in Europe decreased by 1.0%, net sales attributable to our Asia Pacific customers increased by 4.7% and net sales attributable to our customers in the other Americas remained the same as compared to 2003. The decrease in the percentage of net sales to United States customers reflects the shift in the electronics business to Asia Pacific. This continuing revenue shift from the United States to Asia is indicative of our USA based multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved within this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.

      Gross Profit. Gross profit increased 105.5% from $6.4 million in 2003 to $13.1 million in 2004 and, as a percentage of net sales, increased slightly from 22.4% in 2003 to 24.0% in 2004. The increase in gross profit for 2004 was primarily the result of a rebound in the Company’s revenue.
      Selling, General and Administrative. Selling, general and administrative costs increased 22.4% from $9.4 million in 2003 to $11.5 million in 2004, and as a percentage of net sales, decreased from 33.0% to 21.1%. The increase in costs in 2004 was primarily the result of higher commission expenditures to support the Company’s increased sales. The decreases in selling, general, and administrative costs for 2004 versus 2003 as a percentage of net sales was primarily the result of higher revenue and a continuation of expenditures in 2004 for sales, service, marketing and administrative functions near 2003 levels.
      Research, Development and Engineering. Research, development and engineering costs increased 9.1% from $3.4 million in 2003 to $3.7 million in 2004, and as a percentage of net sales, decreased from 11.9% in 2003 to 6.8% in 2004. In 2004, the Company continued it’s spending on new product development to meet the future product needs of its customers.
      Restructuring. In the third quarter of 2004, the Company recorded a $1.6 million restructuring charge. In summary, these charges were the result of a redirection of development programs, resulting in the write-off of assets including the impairment of goodwill from an acquisition, and severance costs, primarily related to the departure of the previous CEO.
      Sagarus Robotics Corporation was acquired in April 2003 with the intent to use the technology acquired to provide BTU supplied robotic automation in its wafer bump processing equipment. The Company’s efforts have proven commercially unsuccessful and BTU decided to supply robotic automation on its equipment from other established automation vendors.
      Approximately $1.3 million of the $1.6 million restructuring charge is related to asset write-offs ($438K goodwill; $676K inventory) and severance costs as a result of a redirection of the Company’s development programs for robotic automation of its wafer bump processing equipment. This $1.3 million portion of the restructuring charge represents the Company’s decision to abandon its plans for BTU supplied robotic automation and instead, offer for sale with its thermal processing equipment commercially available robotics from other existing robotic suppliers.
      The remaining approximately $0.3 million charge is primarily for the severance costs of the former CEO. Payments may continue until September 2005.
      The Company reduced its Billerica, MA work force by 11 employees (7 direct labor, 2 mfg. engineering and 2 finance) with an expected annual savings of $0.6 million. Severance payments for these reductions will end in the first quarter of 2005.
      In the second quarter 2003, the Company reduced its overhead personnel to better align its spending with the reduced level of sales. The $190,000 restructuring charge represents severance costs for the laid-off employees.
      Operating Loss. Operating loss decreased 43.5% from $(6.6) million in 2003 to $(3.7) million in 2004, and as a percentage of net sales, operating loss decreased from (23.2)% in 2003 to (6.8)% 2004. The decrease in operating loss for 2004 was primarily the result of increased net sales.
      Interest (expense). Interest expense increased by 27% from $371,000 in 2003 to $470,000 in 2004 primarily as a result of increased borrowings by the Company on its line of credit with the bank.
      Other income (expense), net. The Company recorded a $154,000 expense in the fourth quarter of 2003 in conjunction with entering into a new mortgage note. The expense represents the prepayment penalty required to terminate the old mortgage note.
      Income Taxes. The Company has recorded a full valuation allowance to offset the deferred tax asset arising principally as a result of the Company’s net operating loss carry forward due to the uncertainty surrounding realization. Accordingly, no income tax benefit is reflected in the statement of operations at December 31, 2004. The Company’s statutory federal income tax rate is 34%.

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002
      Net Sales. Net sales decreased 7.0% from $30.6 million in 2002 to $28.5 million in 2003. Although total net sales for 2003 were slightly lower than in 2002, quarter on quarter net sales improved from a low of $5.7 million in Q4 2002 to $7.8 million in Q4 2003. The improving quarterly net sales are due to the beginnings of a recovery and increase in demand for the Company’s solder reflow systems. This increase was partially offset by decreases in product shipments of the Company’s advanced materials systems, whose markets have not rebounded.
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
      Research, Development and Engineering. Research, development and engineering costs decreased 5.6% from $3.6 million in 2002 to $3.4 million in 2003, and as a percentage of net sales, increased from 11.7% in 2002 to 11.9% in 2003. In 2003, the Company continued it’s spending, at 2002 levels on new product development as it prepares for the future product needs of its customers.
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
      Income Taxes. Due to the uncertainty surrounding realization, the Company has recorded at December 31, 2003 a full valuation allowance to offset its deferred tax asset arising as a result of its available tax net operating loss carry forward. The income tax benefit of $222,000 reflected in the statement of operations for the year 2003 represents an additional carry back allowance calculated in the Company’s 2002 federal tax return. This carry back claim is a refund of taxes paid in prior periods, which the Company received in the third quarter 2003. The Company’s statutory federal income tax rate is 34%.

LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2004, we had $0.4 million in cash and cash equivalents. During 2004, the Company used cash resources of approximately $7.9 million for operating activities. This use of cash was primarily the result of net losses of $4.2 million, an increase in accounts receivable of $3.1 million, an increase in inventory of $5.6 million; offset by a decrease in other assets of $0.5 million, an increases in accounts payable of $2.9 million, increases in accrued expenses of $0.8 million and depreciation of $0.9 million.
      The Company has a secured revolving loan agreement with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates of either the prime rate or a rate pegged to the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At December 31, 2004 borrowings outstanding under this agreement were $2.2 million and the borrowing base formula permitted aggregate borrowings of approximately $8.7 million.
      As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and the Company has provided the bank with forecasted financial statements that show the Company is projecting to be in compliance with all financial covenants for all of 2005.
      Although the non-compliance at the end of the third quarter has not been waived, the bank has continued to lend funds to the Company under the terms of the existing loan agreement.
      On March 29, 2005, the bank proposed a waiver for the third quarter 2004 covenant non-compliance which would amend the loan agreement in several respects: the maximum lending under the line of credit would be reduced from $14 million to $12 million; the borrowing base formula would be revised to reduce availability based on inventories and lower the percentage loaned against certain foreign accounts receivable; and the interest rate on borrowings would be increased to prime plus 0.5%. Upon meeting certain profitability goals for 2005, the maximum lending would return to $14 million, the existing availability based on inventories would be reinstated, and the interest rate on borrowings would return to the prime rate. In addition, the bank requested that the Company use its best efforts to obtain for the bank a second mortgage on the Company’s headquarters building and provide the bank with a negative pledge that would prevent any other party from obtaining a second mortgage on the property if the second mortgage could not be obtained.
      The Company is actively discussing the proposed changes to the loan agreement with the bank, and believes it will conclude its discussions with the bank on terms that are acceptable to both parties. Based on its 2005 forecasted business plan, the borrowing base changes and other reductions in availability proposed by the bank would provide sufficient credit for the Company’s anticipated working capital needs for all of 2005. As discussed under “Risk Factors”, the Company will need continued access to working capital to fund its operations.
      The Company entered into a mortgage note in December 2003 that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at December 31, 2004 of approximately $5.4 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.
      In 2004, the Company had significant changes in its cash position, borrowings on its line of credit, accounts receivable, inventories and accounts payable. The changes are the result of operating losses and an expansion in working capital to support the rebound in the Company’s markets.

      The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $200,000 in 2004, $196,000 in 2003, and $170,000 in 2002. The Company has a lease of approximately $200,000 in rent expense per year through March 2010. As of December 31, 2004, the future minimum lease commitment for this facility is $1,050,000, payable as follows: $200,000 for each of the years 2005 through 2009, $50,000 for 2010.
      The Company does not have any material commitments for capital expenditures.
      The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements throughout 2005.
CONTRACTUAL OBLIGATIONS
      The Company’s contractual obligations at December 31, 2004 were:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt	$5,440	$168	$5,272	$0	$0
Capital leases	22	5	16	1	0
Operating leases	1,291	266	473	380	212
Open purchase orders	2,096	2,096	0	0	0
Other long-term liabilities	0	0	0	0	0

Total	$8,849	$2,495	$5,761	$381	$212
OTHER MATTERS
      The impact of inflation and the effect of foreign exchange rate changes during 2004 have not had a material impact on our business and financial results.
RISK FACTORS
      Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We are subject to cyclical downturns in the electronics and semiconductor industry
      Our business depends predominantly on the capital expenditures of electronics and semiconductor manufacturers, which in turn depend on current and anticipated market demand for printed circuit board and integrated circuits and the products that use them. The electronics and semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for electronic and semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global electronic and semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.

We have shifted a substantial portion of our production capacity to a new and expanding manufacturing facility in Shanghai, China
      In 2004 the Company began manufacturing operations in a new leased facility in Shanghai, China. The volume and variety of the Company’s products produced in China is expected to continue to increase throughout 2005. The successful operation of our China facility is important to restoring our business to profitability and allowing us to remain competitive. We need to address successfully, the transitional leadership, management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our China operation, our business and profitability will be adversely affected. In addition, during 2005, the Company plans to begin the construction of an additional building, which will be leased, and we will need to execute this expansion successfully to realize the benefit of our China operations in 2006 and beyond.

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately and we may not be able to comply despite great effort and expense
      The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and auditing of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we must begin now to document and test our internal controls in a way that we have never before been required to do as a small company. We expect this effort will involve substantial time and expense, and we cannot be sure that we will be able to complete the task or that our internal controls will meet the standards that are currently required. If we fail to comply with these requirements involving internal controls, investor confidence in our company might suffer, which could result in a decline in our stock price.

If we do not have access to additional credit, we may not be able to take advantage of a significant growth in the markets that we serve
      The electronics market that we serve may have a significantly higher growth. We need access to credit to take advantage of a higher growth rate and allow us to meet the demand for our products. As a result of our non-compliance with a bank covenant at the end of the third quarter of 2004, and as a condition to waiving that non-compliance our bank has proposed additional restrictions on our ability to borrow. Although we believe this proposal provides us with a sufficient amount of credit we need for our 2005 forecasted business plan, it may not be sufficient to allow us to take full advantage of significantly higher increases in orders for our products. In addition, if we do not continue to comply with our bank covenants, we may not be able to borrow and our business would be adversely affected.

Our primary computer business system is out dated. A significant malfunction could disrupt the activities of the Company
      The Company’s manufacturing business system is at end-of-life, potentially posing a risk to the operation of the business. Some of the computer system hardware and software have limited support, which could result in an interruption in business activities. Solutions to address these risks are being developed.
RECENT ACCOUNTING DEVELOPMENTS
      On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.
      FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123; Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company currently uses the fair value based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining “requisite service” that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, we do not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.
      SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK DISCLOSURE
      Our primary market risk exposure is in the area of foreign currency exchange rate risk as we are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.
      As of December 31, 2004, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by item 8 of Form 10-K is presented here in the following order:

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
      The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2004 with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.
SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Quarter Ended

	Mar. 31,	June 30,	Sept. 29,	Dec. 31,	Apr. 04,	July 04,	Oct. 03,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share data)
Net sales	$6,836	$7,125	$6,738	$7,792	$11,293	$14,303	$15,419	$13,624
Cost of goods sold	4,983	5,579	5,370	6,166	8,643	11,035	11,892	9,932

Gross profit	1,853	1,546	1,368	1,626	2,650	3,268	3,527	3,692
Selling, general and administrative	2,750	2,554	2,165	1,951	2,640	3,098	3,228	2,562
Research, development and engineering	822	826	745	989	917	981	890	903
Restructuring and executive retirement	—	190	—	—	—	—	1,648	—

Income (loss) from operations	(1,719)	(2,024)	(1,542)	(1,314)	(907)	(811)	(2,239)	227
Interest income (expense), net	(55)	(65)	(77)	(107)	(72)	(84)	(140)	(155)
Other income (expense), net	1	4	2	(155)	(1)	3	—	(2)

Income (loss) before taxes	(1,773)	(2,085)	(1,617)	(1,576)	(980)	(892)	(2,379)	70
Income tax benefit	—	(222)	—	—	—	—	—	—

Net income (loss)	$(1,773)	$(1,863)	$(1,617)	$(1,576)	$(980)	$(892)	$(2,379)	$70

Earnings per share, basic and diluted	$(0.25)	$(0.27)	$(0.23)	$(0.22)	$(0.14)	$(0.12)	$(0.33)	$0.01

Weighted average shares, basic	7,003	7,003	7,030	7,128	7,162	7,187	7,196	7,197
Weighted average shares diluted	7,003	7,003	7,030	7,128	7,162	7,187	7,196	7,266

	Quarter Ended

	Mar. 31,	June 30,	Sept. 29,	Dec. 31,	Apr. 04,	July 04,	Oct. 03,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.9	78.3	79.7	79.1	76.5	77.2	77.1	72.9

Gross profit	27.1	21.7	20.3	20.9	23.5	22.8	22.9	27.1
Selling, general and administrative	40.2	35.8	32.1	25.0	23.4	21.6	20.9	18.8
Research, development and engineering	12.0	11.6	11.1	12.7	8.1	6.8	5.8	6.6
Restructuring & Executive Retirement	0.0	2.7	0.0	0.0	0.0	0.0	10.7	0.0

Income (loss) from operations	(25.1)	(28.4)	(22.9)	(16.8)	(8.0)	(5.6)	(14.5)	1.7
Interest income (expense), net	(0.8)	(0.9)	(1.1)	(1.4)	(0.7)	(0.6)	(0.9)	(1.2)
Other income (expense), net	0.0	0.0	0.0	(2.0)	0.0	0.0	0.0	0.0

Income (loss) before taxes	(25.9)	(29.3)	(24.0)	(20.2)	(8.7)	(6.2)	(15.4)	0.5
Income tax benefit	0.0	(3.2)	0.0	0.0	0.0	(0.0)	0.0	0.0

Net income (loss)	(25.9)%	(26.1)%	(24.0)%	(20.2)%	(8.7)%	(6.2)%	(15.4)%	0.5%

      During the eight quarters in 2003 and 2004, net sales ranged from a high of $15.4 million to a low of $6.7 million. This increase was primarily in the Company’s Surface Mount Technology and Semi Packaging products.
      Gross profits as a percentage of net sales during the last eight quarters began at 27.1% and ended at 27.1%. Gross profit as a percent of net sales during 2004 was unchanged from 2003 due to the product mix, price pressure and the under absorption of overhead.
      Selling, general and administrative costs during the last eight quarters in 2003 and 2004 increased from a low of $2.0 million to a high of $3.2 million. Higher costs were incurred in the last three quarters in 2004 due principally to the increase in commission expense related to the increase in sales. The decrease in S, G & A as a percentage of sales, from 40.2% in 2003 to 18.8% in 2004 was the result of maintained S, G & A expenses at 2003 levels and an increase in net sales.
      Research, development and engineering costs for all 2003 and 2004 quarters remained relatively flat in dollars of spending as the Company maintained its level of expenses.
      Income (loss) from operations decreased during the quarters of 2004 vs. 2003. The decrease in the loss from operations for the year 2004 was primarily the result of the increase in net sales versus 2003.

BTU INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents (Notes 1 and 11)	$372	$6,659
Trade accounts receivable, less reserves of $172 at December 31, 2004 and 2003 (Note 1)	9,170	6,073
Inventories, net (Note 1)	13,354	7,795
Other current assets	646	469

Total current assets	23,542	20,996

Property, Plant and Equipment, at cost (Note 1)
Land	210	210
Buildings and improvements	7,999	7,983
Machinery and equipment	7,850	7,597
Furniture and fixtures	875	866

	16,934	16,656
Less-accumulated depreciation	(14,245)	(13,366)

Net property, plant and equipment	2,689	3,290

Other assets, net of accumulated amortization of $460 in 2004 and $414 in 2003 (Note 1)	827	1,368

Total Assets	$27,058	$25,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations (Notes 3 and 11)	$173	$160
Borrowings under line of credit	2,185	0
Current portion of long-term deferred compensation (Note 13)	0	200
Trade accounts payable (Note 9)	5,417	2,560
Customer deposits	39	336
Accrued expenses (Note 2)	2,792	1,680

Total current liabilities	10,606	4,936
Long-term debt and capital lease obligations less current maturities (Notes 3 and 11)	5,289	5,440
Long-term deferred compensation (Note 13)	512	458

Total Liabilities	$16,407	$10,834

Commitments and contingencies (Note 3)
Stockholders’ Equity:
Series preferred stock, $1.00 par value —
Authorized — 5,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value —
Authorized — 25,000,000 shares: Issued — 8,356,448, outstanding –7,207,438 in 2004; and Issued — 8,293,958, outstanding — 7,144,948 in 2003	83	83
Additional paid-in capital	22,529	22,349
Deferred compensation	—	(18)
Retained earnings (accumulated deficit)	(7,975)	(3,794)
Less: treasury stock at cost, 1,149,010 shares at December 31,2004 and December 31,2003	(4,177)	(4,177)
Accumulated other comprehensive income	191	377

Total stockholders’ equity	10,651	14,820

Total Liabilities and Stockholders’ Equity	$27,058	$25,654

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	data)
Net sales (Notes 1, 4 and 5)	$54,639	$28,490	$30,631
Cost of goods sold	41,503	22,098	21,030

Gross profit	13,136	6,392	9,601

Selling, general and administrative	11,528	9,419	13,413
Research, development and engineering (Note 1)	3,691	3,382	3,587
Restructuring and executive retirement (Note 13)	1,648	190	1,350

Operating loss	(3,731)	(6,599)	(8,749)

Interest income	18	67	217
Interest expense (Note 3)	(470)	(371)	(367)
Other income (expense)	2	(148)	12

Loss before benefit for income taxes	(4,181)	(7,051)	(8,887)
Benefit for income taxes (Notes 1 and 6)	0	(222)	(1,815)

Net loss	$(4,181)	$(6,829)	$(7,072)

Loss per share:
Basic and diluted	$(0.58)	$(0.97)	$(1.03)

Weighted average number of shares outstanding:
Basic and diluted shares	7,185	7,042	6,886
The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

				Retained		Accumulated
		Additional		Earnings		Other	Total
	Common	Paid-In	Deferred	(Accum.	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Comp.	Deficit)	Stock	Income	Equity

	(In thousands, except per share data)
BALANCE AT DECEMBER 31, 2001	$80	$21,534	$(76)	$10,107	$(4,150)	$156	$27,651
Net loss	—	—	—	(7,072)	—	—	(7,072)
Translation adjustment	—	—	—	—	—	101	101
Sale of common stock and exercise of stock options	1	228	—	—	—	—	229
Purchase of treasury stock	—	—	—	—	(27)	—	(27)
Stock based compensation	—	214	(74)	—	—	—	140
Deferred compensation	—	—	79	—	—	—	79

BALANCE AT DECEMBER 31, 2002	81	21,976	(71)	3,035	(4,177)	257	21,101
Net loss	—	—	—	(6,829)	—	—	(6,829)
Translation adjustment	—	—	—	—	—	120	120
Sales of common stock and exercise of stock options	2	373	—	—	—	—	375
Purchase of treasury stock	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—
Deferred compensation	—	—	53	—	—	—	53

BALANCE AT DECEMBER 31, 2003	83	22,349	(18)	(3,794)	(4,177)	377	14,820
Net loss	—	—	—	(4,181)	—	—	(4,181)
Translation adjustment	—	—	—	—	—	(186)	(186)
Sales of common stock and exercise of stock options	—	180	—	—	—	—	180
Deferred compensation	—	—	18	—	—	—	18

BALANCE AT DECEMBER 31, 2004	$83	$22,529	$—	$(7,975)	$(4,177)	$191	$10,651

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net loss	$(4,181)	$(6,829)	$(7,072)
Other comprehensive income (loss):
Foreign currency translation adjustment	(186)	120	101

Comprehensive loss	$(4,367)	$(6,709)	$(6,971)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,181)	$(6,829)	$(7,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,025	1,114	1,299
Deferred income taxes	—	—	34
Stock based compensation	18	53	219
Deferred compensation expense	—	—	850
Loss on sale of cash surrender value of officers life insurance	—	115	—
Net changes in operating assets and liabilities (excluding business acquisition):
Accounts receivable	(3,097)	(1,541)	1,094
Inventories	(5,559)	(1,107)	2,383
Other current assets	(177)	(52)	140
Refundable income taxes	—	1,700	(275)
Other assets	541	(141)	30
Accounts payable	2,857	(41)	(245)
Customer deposits	(297)	123	(64)
Accrued expenses	1,112	(890)	(8)
Deferred compensation	(146)	(192)	—

Net cash used in operating activities	(7,904)	(7,688)	(1,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(424)	(305)	(193)
Proceeds from sale of cash surrender value of officers life insurance	—	117	—
Cash paid for acquisition	—	(380)	—

Net cash used in investing activities	(424)	(568)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinance of mortgage note	—	5,600	—
Principal payments under long-term debt and capital lease obligations	(138)	(4,339)	(305)
Borrowings under line of credit	2,185	—	—
Payments for debt refinancing	—	—	(59)
Restricted cash	—	(688)	—
Proceeds from issuance of common stock and exercise of stock options	180	375	229
Purchase of treasury stock	—	—	(27)

Net cash provided by (used in) financing activities	2,227	948	(162)

EFFECT OF EXCHANGE RATES ON CASH	(186)	120	101

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,287)	(7,188)	(1,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,659	13,847	15,716

CASH AND CASH EQUIVALENTS AT END OF YEAR	$372	$6,659	$13,847

Supplemental disclosures of cash flow information are included in Note 10.
The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

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

ACCOUNTS RECEIVABLE
      Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $0, $0 and $90,000 for 2004, 2003 and 2002, respectively. Although the accounts receivable increased by 51% for 2004 as compared to 2003, the Company has maintained the same year-to-year level of reserve for bad debt at $172,000 because of its low historical write off experience.

INVENTORIES
      Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.
      Inventories consist of the following (in thousands):

	Years Ended
	December 31,

	2004	2003

Raw materials and manufactured components	$7,972	$3,881
Work-in-progress	3,770	2,358
Finished goods	1,612	1,556

	$13,354	$7,795

      The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. In 2004, 2003 and 2002, respectively, $212,300, $200,000 and $411,000 were recorded as a charge to cost of goods sold to provide for excess and obsolete

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventories. The Company also records, as a charge to cost of goods sold, any amounts required to reduce the carrying value of the finished goods inventory to net realizable value. In 2004, 2003, and 2002, respectively, $413,236, $389,000 and $756,000 were recorded as a charge to cost of goods sold to reduce the carrying value of inventory to net realizable value.

PROPERTY, PLANT AND EQUIPMENT
      The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Furniture and fixtures	5-8 years
      Depreciation expense was $902,000, $1,062,000 and $1,274,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.
      The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

OTHER ASSETS
      Other assets consist of the following:

000’s	2004	2003

Restricted cash	$689	$688
Net deferred financing costs	111	139
Goodwill	0	250
Intellectual property	0	260
Other	27	31
Total	827	1368
      The Company’s restricted cash represents an interest bearing cash deposit in an escrow account with our mortgage note holder that becomes available upon the Company achieving two consecutive quarters of profitability.
      Deferred financing costs capitalized in 2004, are being amortized over three years, the term of the mortgage note. Amortization on deferred financing costs was $84,000, $13,000 and $25,000 in 2004, 2003 and 2002, respectively. Amortization on intellectual property acquired in 2003 was $39,000 in both 2004

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2003. The goodwill intellectual property was written-off in the third quarter 2004 as part of the $1.6 million restructuring charge.

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

TRANSLATION OF FOREIGN CURRENCIES
      Assets and liabilities of the Company’s foreign operations are translated from their functional currency into United States dollars at year end exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders’ equity, as the functional currency of the subsidiaries is their local currency, and the reporting currency of the Company is the US dollar. Exchange gains and losses (if any) arising from transactions denominated in foreign currencies are included in income as incurred. Such exchange gains or losses were not material during the periods presented.

PATENTS
      The Company has patents in the United States and certain foreign countries for some of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION
      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.
      Applying the requirements of SAB No. 101 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales.
      The Company also has certain sales transactions for products, which are not completed within the normal operating cycle of the business. It is the Company’s policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist. (1) The Company has received the Customer’s purchase order or entered into a legally binding contract. (2) The Customer is credit worthy and collection is probable or Customer prepayments are required at product completion milestones or specific dates. (3) The sales value of the product to be delivered is significant in amount when compared to the Company’s other products. (4) Product costs can be reasonably estimated; there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the year ended 2004, 2003 and 2002, $1,570,165, $639,545 and $432,266, respectively, was recognized as revenue using the percentage of completion method.
      There are no post shipment obligations that could impact revenue recognition.
      The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 “Accounting for Shipping and Handling Fees and Cost”. Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold. In 2004 and 2003, $409,630 and $263,107, respectively, were recorded as cost of goods sold. In 2002, $159,966 was recorded as a charge to selling, general, and administrative expense.

RESEARCH, DEVELOPMENT AND ENGINEERING
      Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION
      Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of Common shares underlying options outstanding that were not included in the determination of diluted EPS, because their effect would be antidilutive, was 729,139 in 2004, 1,186,395 in 2003 and 1,258,398 in 2002, as of December 31.

RECENT ACCOUNTING DEVELOPMENTS
      On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.
      FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123; Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company currently uses the fair value based method for recognition of compensation expense under SFAS 123. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining “requisite service” that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, we do not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.
      SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the consolidated financial statements.

RECLASSIFICATION
      Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2)	ACCRUED EXPENSES
      Accrued expenses at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Accrued commissions	$823	$426
Accrued warranty	635	635
Accrued income taxes	33	125
Accrued severance	312	0
Accrued sales tax	187	28
Payroll and payroll taxes	331	309
Other	471	157

	$2,792	$1,680

Warranties
      The Company provides standard warranty coverage for parts and labor for 12 months and special extended material only coverage on certain other products. The Company sets aside a reserve, charged to

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost of sales, based on anticipated warranty claims at the time product revenue is recognized. The reserve for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged against the accrual. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.
      The following table reflects changes in the Company’s accrued warranty account during the fiscal year ended December 31, 2004:

2004

(In thousands)
Beginning Balance, December 31, 2003	$635
Plus accruals related to new sales	844
Less: warrant claims incurred	(592)
Less: reversal of excess requirements	(252)

Ending Balance, December 31, 2004	$635

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES
      The Company has a secured revolving loan agreement with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates of either the prime rate or a rate pegged to the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At December 31, 2004 borrowings outstanding under this agreement were $2.2 million and the borrowing base formula permitted aggregate borrowings of approximately $8.7 million.
      As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and the Company has provided the bank with forecasted financial statements that show the Company is projecting to be in compliance with all financial covenants for all of 2005.
      Although the non-compliance at the end of the third quarter has not been waived, the bank has continued to lend funds to the Company under the terms of the existing loan agreement.
      On March 29, 2005, the bank proposed a waiver for the third quarter 2004 covenant non-compliance which would amend the loan agreement in several respects: the maximum lending under the line of credit would be reduced from $14 million to $12 million; the borrowing base formula would be revised to reduce availability based on inventories and lower the percentage loaned against certain foreign accounts receivable; and the interest rate on borrowings would be increased to prime plus 0.5%. Upon meeting certain profitability goals for 2005, the maximum lending would return to $14 million, the existing availability based on inventories would be reinstated, and the interest rate on borrowings would return to the prime rate. In addition, the bank requested that the Company use its best efforts to obtain for the bank a second mortgage on the Company’s headquarters building and provide the bank with a negative pledge that would prevent any other party from obtaining a second mortgage on the property if the second mortgage could not be obtained.
      The Company is actively discussing the proposed changes to the loan agreement with the bank, and believes it will conclude its discussions with the bank on terms that are acceptable to both parties. Based

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on its 2005 forecasted business plan, the borrowing base changes and other reductions in availability proposed by the bank would provide sufficient credit for the Company’s anticipated working capital needs for all of 2005. As discussed under “Risk Factors”, the Company will need continued access to working capital to fund its operations.
      Long Term Debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Mortgage note payable	$5,440	$5,600
Capital lease obligations, interest rate 6.75%, net of interest of $2 in 2004	22	—

	5,462	5,600
Less current maturities	173	160

	$5,289	$5,440

      The Company entered into a new mortgage note payable in December 2003, which is secured by the Company’s land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of approximately $5,100,000 due at maturity on December 26, 2006.
      The capital lease obligations relate to one equipment lease used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt and capital lease obligations by year are as follows (in thousands):

		6.750%
	5.420%	Capital
	Mortgage	Leases	Total

2005	$168	$5	$173
2006	178	5	183
2007	5,094	6	5,100
2008	—	6	6

	$5,440	$22	$5,462

      The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $200,000 in 2004, $196,000 in 2003, and $170,000 in 2002. The Company has a lease of approximately $200,000 in rent expense per year through March 2010. As of December 31, 2004, the future minimum lease commitment for this facility is $1,050,000, payable as follows: $200,000 for each of the years 2005 through 2009, $50,000 for 2010.
      The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	FOREIGN OPERATIONS
      The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2004

			2003

					2002

United States	$13,798	25%	$8,626	29%	$11,946	39%
Europe	10,834	20	5,824	21	5,207	17
Asia Pacific	28,264	52	13,159	47	11,027	36
Other Americas	1,743	3	881	3	2,451	8

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
      Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution.
      The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The majority of the Company’s revenues are derived from customers in the electronics manufacturing industry who are not required to provide collateral for amounts owed to the Company. The Company’s customers are dispersed over a wide-geographic area and are subject to periodic review under the Company’s credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.
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
      One customer represented 7% of revenue in 2004, 6% of revenue in 2003 and 16% of revenue in 2002. As of December 31, 2004, there were two customers that individually accounted for 11% and one customer that accounted for 13% of accounts receivable. As of December 31, 2003, there were no customers that accounted for more than 10% of accounts receivable.

(6)	INCOME TAXES
      The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Domestic	$(4,578)	$(7,288)	$(8,804)
Foreign	397	237	(83)

Total	$(4,181)	$(7,051)	$(8,887)

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, the Company’s benefit for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total

December 31, 2004
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	$—	$—	$—	$—

December 31, 2003
Current	$(222)	$—	$—	$(222)
Deferred	—	—	—	—

	$(222)	$—	$—	$(222)

December 31, 2002
Current	$(1,949)	$45	$55	$(1,849)
Deferred	34	—	—	34

	$(1,915)	$45	$55	$(1,815)

      The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Tax benefit at United States statutory rate	$(1,422)	$(2,397)	$(3,022)
State and foreign income taxes, net of federal benefit	(275)	(218)	(310)
Valuation Allowance	1,718	2,374	1,569
Non-deductible and other	(21)	19	(52)

Total benefit	$—	$(222)	$(1,815)

      The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (as percentages):

	Percent Tax (Benefit)
	Years Ended December 31,

	2004	2003	2002

	%	%	%
Tax benefit at United States statutory rate	(34.0)	(34.0)	(34.0)
State and foreign income taxes, net of federal benefit	(6.6)	(3.1)	(3.4)
Valuation Allowance	41.0	33.7	17.6
Non-deductible and other	(0.4)	0.3	(0.6)

Total benefit	0.0	(3.1)	(20.4)

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred tax assets (liabilities) at December 31, 2004 and 2003 (in thousands) are as follows:

	2004	2003

Accelerated tax depreciation	(50)	(132)
Inventory reserves	542	260
Deferred compensation	332	273
Accruals and other	484	359
Intangible assets	184	—
Federal net operating loss carry forwards	3,675	2,578
State net operating loss carry forwards	385	487
Federal tax credit carry forwards	109	118

Total deferred tax assets	5,661	3,943
Valuation allowance	(5,661)	(3,943)

Net deferred tax asset	$—	$—

      The Company has state net operating loss carryforwards of approximately $11,500,000 that expire between 2006 and 2022. The Company’s federal net operating loss carryforward of approximately $11,600,000 will expire in 2023.
      The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income to use the deductions underlying the assets. After an assessment of all available evidence, including historical and projected operating trends, the company recorded a full valuation allowance to offset the Company’s deferred tax assets due to the uncertainty surrounding their realization.

(7)	EMPLOYEE BENEFITS
      The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, no amounts were expensed in 2004, 2003 or 2002.
      The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $153,300, $154,200, and $64,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS
      The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (1993 Plan), which expired in 2003 with 254,791 un-issued shares and the 2003 Equity Incentive Plan (2003 Plan). These plans allow stock options for employees. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (1989 Plan) and the 1998 Stock Option Plan for Non-Employee Directors (1998 Plan). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2003, the shareholders approved the 2003 Equity Incentive Plan, which allows up to 700,000 shares to be awarded (plus the addition of up to 300,000 options that could be forfeited under the expired 1993 Plan). Also in May 2003, the shareholders approved an amendment to add 70,000 shares to the 1998 Stock Option Plan for Non-Employee Directors.
      Shares available for future stock option grants, pursuant to these plans, were 1,070,000 at December 31, 2004, 761,965 at December 31, 2003, and 288,898 at December 31, 2002.
      A summary of all stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Price per	Number of	Price per	Number of	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	1,186,395	$4.24	1,258,398	$4.21	1,050,812	$4.83
Granted	32,648	4.86	240,782	3.23	398,403	2.63
Exercised	(48,679)	2.89	(114,145)	2.87	(51,695)	3.05
Forfeited	(441,225)	4.12	(198,640)	3.59	(139,122)	5.12

Outstanding at end of year	729,139	$4.43	1,186,395	$4.24	1,258,398	$4.21

Options exercisable at end of year	425,916	$5.50	499,237	$5.37	532,089	$4.73

      At December 31, 2004 the outstanding options have exercise prices ranging from $1.86 to $13.63 and a weighted average remaining contractual life of 3.56 years.
      The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$ 1.86 – 2.00	203,221	5.0 yrs	$1.88	81,184	$1.88
2.53 – 2.69	7,928	3.5 yrs	2.57	7,928	2.57
3.10 – 4.00	306,251	3.8 yrs	3.29	153,269	3.19
4.14 – 5.55	43,505	4.9 yrs	5.21	15,802	5.31
6.01 – 9.38	120,500	1.1 yrs	9.16	120,000	9.17
10.13 – 13.63	47,734	1.1 yrs	10.36	47,734	10.36

	729,139	3.6 yrs	$4.43	425,917	$5.50

      The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 114,654 remain available at December 31, 2004. During 2004, a total of 13,061 shares were purchased at prices ranging from $2.59 to $3.26 per share.
      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, “Accounting for Stock-Based

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation”, the Company’s net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	data)
Net loss:
As reported	$(4,181)	$(6,829)	$(7,072)
Pro forma	(4,554)	(7,133)	(7,394)
Loss per basic share:
As reported	$(0.58)	$(0.97)	$(1.03)
Pro forma	(0.63)	(1.01)	(1.07)
Loss per diluted share:
As reported	$(0.58)	$(0.97)	$(1.03)
Pro forma	(0.63)	(1.01)	(1.07)
      Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2004, 2003 and 2002, respectively; a dividend yield rate of 0 for each year; expected lives of 5.0 for each year; expected volatility of 61.04%, 67.13% and 72.3%; and risk free interest rates of 3.0%, 2.5% and 3.5%. The weighted average fair value of options granted during 2004, 2003 and 2002 was $4.89, $1.96 and $1.63, respectively.
      As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years. The Company has adopted the disclosure provisions of SFAS 148.

(9)	RELATED PARTY TRANSACTIONS
      During 2004 and 2003, transactions were made between the Company and certain related parties. These transactions included payments to one of the Company’s directors for consulting services of $5,000 in 2003. The Company also had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company’s key employees. The amount of contract software and hardware purchased from this party was $1,069,857 and $649,000 in 2004 and 2003, respectively.

(10)	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands)
Cash paid (received) during the year for:
Interest	$470	$371	$367
Income Taxes	—	(1,922)	59
Non-cash disclosure:
Acquisition of Sagarus Robotics Corporation
Fair value of assets acquired	—	540	—
Less fair value of liabilities assumed	—	(160)	—

Cash paid	—	380	—

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
      a. Cash and Cash Equivalents — The carrying amount of these assets on the Company’s Consolidated Balance Sheets approximates their fair value because of the short maturities of these instruments.
      b. Receivables, Payables and Accruals — The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments.
      c. Long-term Debt and Capital Lease Obligations — The fair value of long-term indebtedness as of December 31, 2004 and 2003 was approximately $5,318,000 and $5,606,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 6.4% and 5.4% for 2004 and 2003, respectively.

(12)	SEGMENT REPORTING
      Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.
      The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used for sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment’s customers are multinational original equipment manufacturers and contract manufacturing companies.
(13a)     RESTRUCTURING, EXECUTIVE RETIREMENT AGREEMENT
      In 2002, the Company entered into an executive retirement agreement with its former President and Chief Executive Officer Mr. Paul J. van der Wansem. Under the terms of the agreement, the former President and CEO will provide, at the Company’s request and subject to certain limitations, consulting services over a four-year period ending June 2007, for $200,000 per year. The Company or the former President and CEO may terminate the consulting agreement at any time. If terminated by the Company, the former President and CEO is entitled to a lump sum payment for the remaining amounts due through June 2007; if terminated by the former President and CEO, he is entitled to the same lump sum payment discounted as specified in the agreement. The agreement also provided for an initial bonus payment of $100,000 and the grant of 75,000 shares of unrestricted common stock.
      In the fourth quarter of 2002, the Company recorded a $990,000 charge in connection with the above-described portions of the agreement.
      As part of the agreement, the Company granted the former President and CEO the option to buy out the Company interest in the cash value of the split dollar life insurance executed by the Company by paying an amount equal to the sum of the Company’s interest, discounted by a rate of 3% over a period equal to the number of remaining years in his life expectancy at the time of the buy out as established in

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
trade publications for the life insurance industry. In December 2003, the former President and CEO exercised his option to buy out the split dollar policy and paid approximately $117,000. The Company recorded a loss of approximately $115,000 as a selling, general and administrative expense in the accompanying consolidated statement of operations related to the sale of the cash surrender value of life insurance.
      Also as part of the agreement, the Company will compensate the former President and CEO $100,000 per year in connection with his responsibilities as Chairman of the Board for the period July 2003 through June 2007. The Company will recognize these amounts as the services are performed. The agreement also provides for certain settlement amounts if the former President and CEO’s responsibilities as Chairman of the Board are terminated.
      Subsequently, in October of 2004, Mr. van der Wansem resumed his positions as President and CEO of the Company. Mr. van der Wansem and the Company have agreed that the Company will cease making consulting payments to him under his Retirement Agreement but that upon his termination of employment the Company will make a lump-sum payment to him equal to the payments foregone. If his employment terminates before the end of the consulting period, the consulting period will resume on that date. In all other respects, the Retirement Agreement remains in full force and effect.
(13b)     RESTRUCTURING
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
      In the third quarter of 2004, the Company recorded a $1,648,000 restructuring charge. In summary, these charges were the result of a redirection of development programs, resulting in the write-off of assets including the impairment of goodwill from an acquisition, and severance costs, primarily related to the departure of the previous CEO.
      BTU acquired Sagarus Robotics Corporation in April 2003 with the intent to use the technology acquired to provide BTU supplied robotic automation in its wafer bump processing equipment. The company’s efforts have proven commercially unsuccessful and BTU decided to supply robotic automation on its equipment from established automation vendors.
      Approximately $1.3 million of the $1.6 million restructuring charge is related to asset write-offs ($438K goodwill; $676K inventory) and severance costs as a result of a redirection of the Company’s development programs for robotic automation of its wafer bump processing equipment. This $1.3 million portion of the restructuring charge represents the Company’s decision to abandon its plans for BTU supplied robotic automation; and instead, offer for sale with its thermal processing equipment commercially available robotics from existing robotic suppliers.
      The remaining approximately $0.3 million charge is primarily for the severance costs for the former CEO. Payments may continue until September 2005.
      The Company reduced its Billerica, MA work force by 11 employees (7 direct labor, 2 mfg. engineering and 2 finance) with an expected annual savings of $0.6 million. Severance payments for these reductions will end in the first quarter of 2005.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	STOCK COMPENSATION
      During 2001, the Company granted 20,000 shares of restricted stock to an employee. The fair value of the shares at the date of the grant was $122,000. This stock vested over a two-year term. The Company has recorded a compensation charge of $15,000, $61,000 and $46,000 in 2003, 2002 and 2001 respectively, related to this grant.
      During 2002, the Company granted 20,000 shares of restricted stock to the then President and CEO. The fair value of the shares at the date of the grant was $74,000. This stock vested over a two-year term. The Company has recorded a compensation charge of $18,000, $38,000 and $18,000 in 2003, 2002 and 2001 respectively, related to this grant.

(15)	ACQUISITION
      On April 2, 2003, the Company purchased the assets of Sagarus Robotics Corporation (Sagarus) in order to expand the Company’s product offerings. The business combination has been accounted for under the purchase method. The purchase price, including cash payments and liabilities assumed of $160,000, totaled $540,000. The financial statements reflect the operations of Sagarus from the date of acquisition. The excess of the purchase price over the fair value of the net assets was allocated to goodwill.
      The purchase price has been allocated based upon an estimate of the fair value of assets acquired and liabilities assumed as follows:

2003

Inventory	$20,000
Property, plant and equipment	10,000
Intellectual property	260,000
Goodwill	250,000

$540,000

      The asset values associated with the Sagarus products were written off as part of the restructuring charge recorded in the third quarter of 2004 (see note 13b).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS’ REPORT
To the Shareholders and Board of Directors of BTU International, Inc.
      We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2004, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
VITALE, CATURANO & COMPANY, LTD.
February 18, 2005 (except with respect to the matters
discussed in footnote 3 as to which the date is March 29, 2005.)
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
To the Shareholders and Board of Directors of BTU International, Inc.:
      We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      On June 10, 2002, the Audit Committee of BTU International, Inc. (“BTU”) recommended, and the Board of Directors of BTU decided to no longer engage Arthur Andersen LLP (“Andersen”) as BTU’s independent public accountants.
      Andersen’s reports on BTU’s consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2001 and December 31, 2000 and through the date hereof, there were no disagreements between BTU and Andersen concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on BTU’s consolidated financial statements for such years. There were no reportable events as defined in Item 304 (a)(l)(v) of Regulation S-K.
      On June 27, 2002, the Audit Committee of BTU International, Inc. (“BTU”) recommended, and the Board of Directors of BTU agreed to engage Vitale, Caturano & Company PC to serve as BTU’s new independent public accountants for the fiscal year 2002 and 2003.
      During the years ended December 31, 2001 and December 31, 2000 and through the date hereof, BTU did not consult Vitale, Caturano & Company PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on BTU’s consolidated financial statements, or any other matter that was either the subject of disagreement (as defined in Item 304 (a)(l)(iv) of Regulation S-K) or a reportable event (as described in Item 304 (a)(l)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES
      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Accounting Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2004 and have concluded that the disclosure controls and procedures are effective. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information relating to the executive officers of the Company is included in Item 4A of Part I.
      Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2005 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.
      Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement for BTU International, Inc. and is incorporated here by reference.

      We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website @www.btu.com.

ITEM 11.	EXECUTIVE COMPENSATION
      Information relating to executive compensation is included under the caption “Executive Compensation” in the 2005 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and information relating to equity compensation plan information is included under the caption “Equity Plan Compensation Information” in the 2005 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2005 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a) 1. Financial Statements. The financial statements listed in Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.
      2. Financial Statement Schedule. The financial statement schedule II  — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.
      3. Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.
      (b) Reports on Form 8-K
      On October 6, 2004, the Company filed a Current Report on Form 8-K reporting certain management changes.
      On October 26, 2004, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company’s release of its financial results for quarter ended October 3, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To BTU International, Inc.:
      We have audited in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements included in BTU International, Inc.’s and subsidiaries (the Company’s) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 2005 (except with respect to the matter discussed in Footnote 3 as to which the date is March 29, 2005). Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set for the therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2004, 2003 and 2002.
VITALE, CATURANO & COMPANY, LTD.
February 18, 2005 (except with respect to the matter discussed in Footnote 3 as to which the date is March 29, 2005)
Boston, Massachusetts

Schedule II
BTU INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
For the Year Ended December 31, 2004

Additions

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other	Deductions-	at End
Description	of Period	Expenses	Accounts	(A)	of Period

Allowance for doubtful Accounts	$172	$—	$—	$—	$172
For the Year Ended December 31, 2003

Additions

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other	Deductions-	at End
Description	of Period	Expenses	Accounts	(A)	of Period

Allowance for doubtful Accounts	$172	$—	$—	$—	$172
For the Year Ended December 31, 2002

Additions

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other	Deductions-	at End
Description	of Period	Expenses	Accounts	(A)	of Period

Allowance for doubtful Accounts	$230	$90	$—	$148	$172

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTU INTERNATIONAL, INC.
Date: March 31, 2005

By:	/s/ PAUL J. VAN DER WANSEM

Paul J. van der Wansem,
President, Chief Executive Officer
(principal executive officer) and
Chairman of the Board of Directors
Date: March 31, 2005

By:	/s/ THOMAS P. KEALY

Thomas P. Kealy,
Vice President Corporate Controller and
Chief Accounting Officer
(principal financial and accounting officer)
Date: March 31, 2005

By:	/s/ DR. JEFFREY CHUAN CHU

Dr. Jeffrey Chuan Chu,
Director
Date: March 31, 2005

By:	/s/ JOSEPH F. WRINN

Joseph F. Wrinn,
Director:
Date: March 31, 2005

By:	/s/ JOHN E. BEARD

John E. Beard,
Director
Date: March 31, 2005

By:	/s/ G. MEAD WYMAN

G. Mead Wyman,
Director

Date: March 31, 2005

By:	/s/ J. SAMUEL PARKHILL

J. Samuel Parkhill,
Director

EXHIBIT INDEX
      The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1989 Form 10-K (“1989 10-K”), the annual report as reported on the 1991 Form 10-K (“1991 10-K”), the annual report as reported on the 1992 Form 10-K (“1992 10-K”), the annual report as reported on the 1993 Form 10K (“1993 10-K”), the annual report as reported on the 1994 Form 10K (“1994 10-K”), the annual report as reported on the 1999 Form 10K (“1999 10-K”),Or the quarterly report as reported on 9-28-97 Form 10Q (“9-28-97 10-Q”) or the quarterly report as reported on 6-28-98 Form 10Q(6-28-98 10-Q). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from file no. 0-17297.

	Exhibit	SEC Docket

EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS
Incorporated herein by reference:
3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q
3.2 By-Laws.	3.2	33-24882
EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
Incorporated herein by reference:
4.0 Specimen Common Stock Certificate.	4.0	33-24882
EXHIBIT 10. MATERIAL CONTRACTS
*10.13 1988 Employee Stock Purchase Plan.	10.13	1999 10-K
*10.15 1989 Stock Option Plan for Directors.	10.15	1999 10-K
*10.37 BTU International, Inc. 1993 Equity Incentive Plan	10.37	1999 10-K
10.39 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.39	1994 10-K
*10.44 Amendment to the 1993 Equity Incentive Plan	10.44
*10.45 1998 Stock Option Plan for Non-Employee Directors	10.45	1999 10-K
*10.47 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.47	1999 10-K
*10.48 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.48	1999 10-K
*10.49 Amendment No. 2 to 1993 Equity Incentive Plan	10.49	1999 10-K
10.50 Loan Agreement dated June 26, 2002 with Sovereign Bank	10.50	6-30-02 10-Q
*10.51 Employment contract between the Company and Mark Rosenzweig	10.51	9-29-02 10-Q
*10.52 Executive Retirement Agreement	10.52	2002 10-K
*10.53 2003 Equity Incentive Plan	10.53	2003 Proxy
10.54 Mortgage note with Salem Five dated December 23, 2003	10.54	2003 10-K
10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank	10.55	2003 10-K

Filed herewith:
*10.56 Employment contract between the Company and Paul J. van der Wansem

	Exhibit	SEC Docket

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT
Filed herewith:
21.0 Subsidiaries of the Registrant.
EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL
Filed herewith:
23.1 Consent of Vitale, Caturano & Company Ltd
31.1 Certification
31.2 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

*	designates management contracts or compensatory plans or agreements

0857-10K-04