Form 10-Q
period 2005-04-03
BTU INTERNATIONAL INC
filed 2005-05-18
CIK 840883

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 3, 2005
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

                        ---------------------------------

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

      Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of May 16, 2005: 7,231,938 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                  PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                     1-2
Condensed Consolidated Statements of Operations                             3
Condensed Consolidated Statement of Stockholders' Equity
   and Consolidated Statements of Comprehensive Loss                        4
Condensed Consolidated Statements of Cash Flows                             5
Notes to Condensed Consolidated Financial Statements                      6-8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                  10-11

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         12

Item 4. CONTROLS AND PROCEDURES                                            12

                  PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                 14

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                           (Unaudited)
                                                             April 3,    December 31,
                                                               2005          2004
                                                           -----------   ------------
Current assets
     Cash and cash equivalents                             $       365   $        372
     Accounts receivable, less reserves of $172                 10,171          9,170
     Inventories (Note 2)                                       12,154         13,354
     Other current assets                                          664            646
                                                           -----------   ------------
         Total current assets                                   23,354         23,542
                                                           -----------   ------------
Property, plant and equipment, at cost
     Land                                                          210            210
     Buildings and improvements                                  7,999          7,999
     Machinery and equipment                                     7,851          7,850
     Furniture and fixtures                                        891            875
                                                           -----------   ------------
                                                                16,951         16,934
     Less-Accumulated depreciation                              14,496         14,245
                                                           -----------   ------------

         Net property, plant and equipment                       2,455          2,689

Other assets, net of accumulated amortization of $481 at
   April 3, 2005 and $460 at December 31, 2004                     806            827
                                                           -----------   ------------

                                                           $    26,615   $     27,058
                                                           ===========   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                        April 3,    December 31,
                                                          2005          2004
                                                      -----------   ------------
Current liabilities
     Current maturities of long-term debt and
         capital lease obligations (Note 3)           $       176   $        173
     Borrowings under line of credit                        2,290          2,185
     Accounts payable                                       4,488          5,417
     Accrued expenses                                       3,129          2,831
                                                      -----------   ------------
         Total current liabilities                         10,083         10,606
                                                      -----------   ------------
Long-term debt and capital lease obligations, less
     current maturities (Note 3)                            5,245          5,289
Long-term deferred compensation                               512            512
                                                      -----------   ------------

                                                           15,840         16,407
                                                      -----------   ------------
Stockholders' Equity (Note 4)
     Series preferred stock, $1.00 par value-
         Authorized - 5,000,000 shares-
         Issued and outstanding - none                          -              -
         Authorized - 25,000,000 shares;
         Issued - 8,379,073, outstanding 7,230,063
         at April 3, 2005 and Issued - 8,356,448,
         outstanding 7,207,438 at December 31, 2004            84             83
     Additional paid-in capital                            22,593         22,529
     Deferred compensation                                    (60)             -
     Accumulated losses                                    (7,808)        (7,975)
     Treasury stock- at cost,  1,149,010 shares at
     April 3, 2005 and December 31, 2004                   (4,177)        (4,177)
     Accumulated other comprehensive income                   143            191
                                                      -----------   ------------

         Total stockholders' equity                        10,775         10,651
                                                      -----------   ------------

                                                      $    26,615   $     27,058
                                                      ===========   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 3, 2005 AND APRIL 4, 2004
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                Three Months Ended
                                              -----------------------
                                               April 3,     April 4,
                                                 2005         2004
                                              ----------   ----------
Net sales                                     $   12,792   $   11,293
Cost of goods sold                                 8,277        8,643
                                              ----------   ----------

         Gross profit                              4,515        2,650

Operating expenses:
     Selling, general and administrative           3,444        2,640
     Research, development and engineering           772          917

                                              ----------   ----------


         Income (Loss) from operations               299         (907)
                                              ----------   ----------

     Interest income                                   1            5
     Interest expense                               (133)         (77)
     Other income (loss), net                          -           (1)
                                              ----------   ----------

         Income (Loss) before income taxes           167         (980)
         Income tax provision (benefit)                -            -
                                              ----------   ----------

         Net income (loss)                    $      167   $     (980)
                                              ==========   ==========
     Income (Loss) Per Share:
         Basic                                $     0.02   $    (0.14)
         Diluted                              $     0.02   $    (0.14)
                                              ==========   ==========
     Weighted average number of
     Shares Outstanding:
         Basic Shares                          7,218,624    7,162,126
         Effect of Dilutive Options               71,996            -
                                              ----------   ----------
         Diluted Shares                        7,290,620    7,162,126
                                              ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 3, 2005
                                 (in thousands)
                                   (Unaudited)

                                                                             ACCUMULATED
                       ADDITIONAL                                               OTHER           TOTAL
               COMMON   PAID-IN      DEFERRED    ACCUMULATED    TREASURY    COMPREHENSIVE    STOCKHOLDERS'
               STOCK    CAPITAL        COMP.      EARNINGS       STOCK          INCOME          EQUITY
               ------  ----------    --------    -----------    --------    -------------    -------------
Balance at
Dec. 31, 2004  $   83  $   22,529    $      -    $    (7,975)   $ (4,177)   $         191    $      10,651

Net income          -           -           -            167           -                -              167

Exercise of
Stock options       1          64           -              -           -                -               65

Translation
Adjustment          -           -           -              -           -              (48)             (48)

Deferred
Compensation        -           -         (60)             -           -                -              (60)
               ------  ----------    --------    -----------    --------    -------------    -------------
Balance at
April 3, 2005  $   84  $   22,593    $    (60)   $    (7,808)   $ (4,177)   $         143    $      10,775
               ======  ==========    ========    ===========    ========    =============    =============

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE MONTHS ENDED APRIL 3, 2005 AND APRIL 4, 2004
                                 (in thousands)
                                   (Unaudited)

                                                   Three Months Ended
                                                   ------------------
                                                   April 3,  April 4,
                                                     2005      2004
Net income (loss)                                  $    167  $   (980)
Other comprehensive loss:
    Foreign currency translation adjustment             (48)      (59)
                                                   --------  --------
Comprehensive income (loss)                        $    119  $ (1,039)
                                                   ========  ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 3, 2005 AND APRIL 4, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                               April 3,   April 4,
                                                                                 2005       2004
                                                                               --------   --------
Cash flows from operating activities:
         Net income (loss)                                                     $    167   $   (980)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities -
           Depreciation and amortization                                            251        294
           Stock based compensation                                                   -          9
           Net changes in operating assets and liabilities-
              Accounts receivable                                                (1,001)    (2,703)
              Inventories                                                         1,200     (1,796)
              Other current assets                                                  (18)      (534)
              Other assets                                                           21        (30)
              Accounts payable                                                     (929)     2,404
              Accrued expenses                                                      298        371
              Deferred compensation                                                 (60)       (46)
                                                                               --------   --------

         Net cash used in operating activities                                      (61)    (3,011)
                                                                               --------   --------
Cash flows from investing activities:
         Purchases of property, plant and equipment, net                            (17)      (140)
                                                                               --------   --------

         Net cash used in investing activities                                      (17)      (140)
                                                                               --------   --------
Cash flows from financing activities:
         Principal payments under long-term debt and capital lease
           obligations                                                              (41)       (13)
         Borrowings against line of credit                                          105          -
         Exercise of stock options                                                   65        102
                                                                               --------   --------

         Net cash provided by financing activities                                  129         89
                                                                               --------   --------
Effect of exchange rates on cash                                                    (48)       (59)
                                                                               --------   --------

Net decrease in cash and cash equivalents                                            (7)    (3,121)
Cash and cash equivalents, at beginning of the period                               372      6,659
                                                                               --------   --------

Cash and cash equivalents, at end of the period                                $    365   $  3,538
                                                                               ========   ========
Supplemental disclosures of cash flow information
         Cash paid during the periods for -
         Interest                                                              $    133   $     77
         Income taxes                                                                 -         22

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis for presentation

      The condensed consolidated balance sheets as of April 3, 2005 and December 31, 2004, the related condensed consolidated statements of operations for the three months ended April 3, 2005 and April 4, 2004, the condensed consolidated statement of stockholders' equity for the three months ended April 3, 2005, the condensed consolidated statements of cash flows for the three months ended April 3, 2005 and April 4, 2004, the consolidated statements of comprehensive loss for the three months ended April 3, 2005 and April 4, 2004 are audited at December 31, 2004 and unaudited at April 4, 2004 and April 3, 2005. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2004, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2)   Inventories

      Inventories at April 3, 2005 and December 31, 2004 consisted of:

                                                         (in thousands)
                                                   --------------------------
                                                   April 3,      December 31,
                                                     2005            2004
                                                   --------      ------------
Raw materials and manufactured components          $  6,481      $      7,972
Work-in-process                                       3,843             3,770
Finished goods                                        1,830             1,612
                                                   --------      ------------
                                                   $ 12,154      $     13,354
                                                   ========      ============

(3)   Debt

      Long-Term Debt at April 3, 2005 and December 31, 2004 consisted of:

                                                         (in thousands)
                                                   --------------------------
                                                   April 3,      December 31,
                                                     2005            2004
                                                   --------      ------------
Mortgage note payable                              $  5,401      $      5,440
Capital lease obligations, interest rate of 6.75%        20                22
                                                   --------      ------------
                                                      5,421             5,462
Less-current maturities                                 176               173
                                                   --------      ------------
                                                   $  5,245      $      5,289
                                                   ========      ============

            The mortgage note payable is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of $5,100,000 due and payable at maturity on December 26, 2006, if the Company does not exercise its option to a three-year contractual extension.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

            The Company has a secured revolving loan agreement with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates of either the prime rate or a rate pegged to the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At April 3, 2005 borrowings outstanding under this agreement were $2.3 million and the borrowing base formula permitted aggregate borrowings of approximately $10.8 million.

            As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and April 3, 2005. The Company has provided the bank with forecasted financial statements that show the Company is projecting to be in compliance with all financial covenants for all of 2005.

            Although the non-compliance at the end of the third quarter 2004 has not been waived, the bank has continued to lend funds to the Company under the terms of the existing loan agreement. On March 29, 2005, the bank proposed a waiver for the third quarter 2004 covenant non-compliance which would amend the loan agreement in several respects: the maximum lending under the line of credit would be reduced from $14 million to $12 million; the borrowing base formula would be revised to reduce availability based on inventories and lower the percentage loaned against certain foreign accounts receivable; and the interest rate on borrowings would be increased to prime plus 0.5%. Upon meeting certain profitability goals for 2005, the maximum lending would return to $14 million, the existing availability based on inventories would be reinstated, and the interest rate on borrowings would return to the prime rate. In addition, the bank requested that the Company use its best efforts to obtain for the bank a second mortgage on the Company's headquarters building and provide the bank with a negative pledge that would prevent any other party from obtaining a second mortgage on the property if the second mortgage could not be obtained.

            The Company is discussing the proposed changes to the loan agreement with the bank, and believes it will conclude its discussions with the bank on terms that are acceptable to both parties. Based on its 2005 forecasted business plan, the borrowing base changes and other reductions in availability proposed by the bank would provide sufficient credit for the Company's anticipated working capital needs for all of 2005. As discussed under "Risk Factors" in our 2004 Form 10- K, the Company will need continued access to working capital to fund its operations.

(4)   Earnings Per Share

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three months ended April 4, 2004 because they were antidilutive due to the Company reporting a loss, were 1,140,666.

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                            Three Months Ended
                                            ------------------
                                            April 3,  April 4,
                                              2005      2004
Net Income (loss):
 As reported.....................           $    167  $   (980)
 Pro forma.......................                 72    (1,078)
Income per basic share:
 As reported.....................           $   0.02  $  (0.14)
 Pro forma.......................               0.01     (0.15)
Income per diluted share:
 As reported.....................           $   0.02  $  (0.14)
 Pro forma.......................               0.01     (0.15)

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

      Applying the requirements of SAB No. 101 to future sales arrangements used in the Company's equipment sales may result in the deferral of the revenue for some equipment sales.

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

      For the three months ended April 3, 2005 there was no revenue recognized using the percentage of completion method. For the three months ended April 4, 2004, there was $572,296 of revenue recognized using the percentage of completion method.

      At April 3, 2005, there are no post shipment obligations that could impact revenue recognition.

      The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Cost". Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

(7)   Product Warranty Costs

      The Company provides standard warranty coverage for parts and labor for 12 months and special extended material only coverage on certain other products. The Company sets aside a reserve for anticipated warranty claims based on revenue. The reserve for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to expense. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company's accrued warranty account during the first quarter ended April 3, 2005:

                                                2005
                                               ------
(in thousands)
Beginning Balance, December 31, 2004           $  635
Plus accruals related to new sales                157
Less: warranty claims incurred                   (149)
Less: reversal of excess requirements              (8)
                                               ------
Ending Balance, April 3, 2005                  $  635
                                               ======

(8)   Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No.123 (revised 2004),"Share-Based Payment" Statement. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in their financial statements in the first quarter of fiscal 2006. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

            In November 2004, the FASB issued SFAS No. 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Net Sales. Net sales increased 13.3% from $11.3 million in the first quarter of 2004 to $12.8 million in the first quarter of 2005. The growth in net sales represents an increase in our large high temperature products, while other product areas remained relatively steady.

      When comparing the first quarter of 2004 to the first quarter of 2005 the percentage of net sales attributable to our customers in the United States increased from 19.2% to 31.3%, net sales attributable to our customers in Europe increased from 19.1% to 36.2%, net sales attributable to our Asia Pacific customers decreased from 58.7% to 30.0%, and net sales attributable to our customers in the Other Americas decreased from 3.0% to 2.6%. The first quarter of 2005 percent geographical sales is not a good indicator of future sales distribution as several large orders in the first quarter distort the expected trend to expanded Asian sales. We expect a continuing revenue shift from the United States to Asia which is indicative of our USA based multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved in this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.

      Gross Profit. Gross profit increased 70.4% from $2.7 million in the first quarter of 2004 to $4.5 million in the first quarter of 2005, and as a percentage of net sales, increased from 23.5% to 35.3%. The increase in the gross profit percentage for the first quarter 2005 was principally the result of a favorable product mix, which included higher-end systems for semiconductor packaging and high temperature advanced materials processing and lower costs as our China assembly operations expand.

      Selling, General and Administrative. Selling, general and administrative expenses increased 30.5% from $ 2.6 million in the first quarter of 2004 to $
3.4 million in the first quarter of 2005. As a percentage of net sales, selling, general and administrative expenses increased from 23.4% in the first quarter 2004 to 26.9% in the first quarter of 2005. The increase in selling, general and administrative expense and percentage of net sales in the first quarter of 2005 was the result of higher revenues resulting in higher commission costs at a higher rate of commission as discounts on products decreased. Also, the Company increased its spending for customer service related costs.

      Research, Development and Engineering. Research, development and engineering decreased 15.8% from $917,000 in the first quarter of 2004 to $772,000 in the first quarter of 2005, and as a percentage of net sales, decreased from 8.1% to 6.0% for the same period. The first quarter of 2005 spending reflects the reduction of R&D spending primarily related to the Company's decision to integrate third-party to automation rather than develop it internally.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

      Operating Income. Operating income increased from a loss of $907,000 in the first quarter of 2004 to income of $299,000 in the first quarter of 2005, and as a percentage of net sales, increased from 8.0% to 6.0%. The increase in operating income was primarily the result of increased revenues and improved margins.

      Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $11,500,000. Accordingly, no income tax provision is reflected in the Statement of Operations for the three months ended April 3, 2005. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

            As of April 3, 2005 the Company had $0.4 million in cash and cash equivalents.

            During the first quarter of 2005, the Company used net cash resources of approximately $0.1 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $1.0 million and a decrease in accounts payable of $0.9 million; offset by a decrease in inventory of $1.2 million, a decrease of fixed assets of $0.2 million, an increase in other current liabilities of $0.3 million and a net profit of $0.2 million.

            Although the Company's accounts receivable increased by $1.0 million in the first quarter of 2005, an analysis of the outstanding receivables and our historical experience on the collection of receivables, is judged that we can maintained the same level of reserve as at year end 2004.

            In the first quarter of 2005, there were no material changes in the Company's balance sheet accounts.

            The Company has a secured revolving loan agreement with a US bank that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable and inventory. The Company may elect to borrow at interest rates of either the prime rate or a rate pegged to the LIBOR rate in effect from time to time. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At April 3, 2005 borrowings outstanding under this agreement were $2.3 million and the borrowing base formula permitted aggregate borrowings of approximately $10.8 million.

            As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and April 3, 2005. The Company has provided the bank with forecasted financial statements that show the Company is projecting to be in compliance with all financial covenants for all of 2005.

            Although the non-compliance at the end of the third quarter 2004 has not been waived, the bank has continued to lend funds to the Company under the terms of the existing loan agreement. On March 29, 2005, the bank proposed a waiver for the third quarter 2004 covenant non-compliance which would amend the loan agreement in several respects: the maximum lending under the line of credit would be reduced from $14 million to $12 million; the borrowing base formula would be revised to reduce availability based on inventories and lower the percentage loaned against certain foreign accounts receivable; and the interest rate on borrowings would be increased to prime plus 0.5%. Upon meeting certain profitability goals for 2005, the maximum lending would return to $14 million, the existing availability based on inventories would be reinstated, and the interest rate on borrowings would return to the prime rate. In addition, the bank requested that the Company use its best efforts to obtain for the bank a second mortgage on the Company's headquarters building and provide the bank with a negative pledge that would prevent any other party from obtaining a second mortgage on the property if the second mortgage could not be obtained.

            The Company is discussing the proposed changes to the loan agreement with the bank, and believes it will conclude its discussions with the bank on terms that are acceptable to both parties. Based on its 2005 forecasted business plan, the borrowing base changes and other reductions in availability proposed by the bank would provide sufficient credit for the Company's anticipated working capital needs for all of 2005. As discussed under "Risk Factors" in our 10- K, the Company will need continued access to working capital to fund its operations.

      We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at April 3, 2005 of approximately $5.4 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. A final balloon payment of approximately $5.1 million is due on December 26, 2006 upon maturity of the mortgage note.

      There are no material commitments for capital expenditures as of April 3, 2005.

      The Company's business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements throughout 2005.

OTHER MATTERS

      The impact of inflation and the effect of foreign exchange rate changes during 2005 have had no material impact on our business and financial results.

RECENT ACCOUNTING DEVELOPMENTS

      See 2004 Annual Report on Form 10-K, on file with the SEC.

FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of compliance with financial covenants in our bank agreement is a forward-looking statement. Such statements are made pursuant to the "safe harbor" provisions under the securities laws, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

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

      (b)   Reports on Form 8-K

                  On February 18, 2005, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release to affirm its fourth quarter guidance.

                  On March 3, 2005, the Company filed a Current Report on Form 8-KA to notify shareholders that the Company had entered into an employment agreement with Paul J. van der Wansem.

                  On March 3, 2005, the Company filed a Current Report on Form 8-K to notify shareholders the Company's award of option grants and restricted stock grants, acceleration of underwater stock options and establishment of 2005 Bonus Targets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BTU INTERNATIONAL, INC.

      DATE: May 18, 2005       BY: /s/ Paul J. van der Wansem
                                   --------------------------
                               Paul J. van der Wansem
                               President, Chief Executive Officer
                               (principal executive officer) and Chairman of the
                               Board of Directors

      DATE: May 18, 2005       BY: /s/ Thomas P. Kealy
                                   -------------------
                               Thomas P. Kealy
                               Vice President, Corporate Controller and
                               Chief Accounting Officer (principal
                               financial and accounting officer)