Form 10-Q
period 2005-07-03
BTU INTERNATIONAL INC
filed 2005-08-17
CIK 840883

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of August 15, 2005: 7,376,092 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                          1
Condensed Consolidated Statements of Operations                                2
Condensed Consolidated Statement of Stockholders' Equity and
   Comprehensive Income (Loss)                                               3-4
Condensed Consolidated Statements of Cash Flows                                5
Notes to Condensed Consolidated Financial Statements                        6-10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                           11-14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            14

Item 4. CONTROLS AND PROCEDURES                                               15

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                      16

SIGNATURES                                                                    17

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             (Unaudited)     (Audited)
                                                               July 3,     December 31,
                                                                 2005          2004
                                                             -----------   ------------
Assets

Current assets
   Cash and cash equivalents                                   $   468       $   372
   Accounts receivable, less reserves of $227                   13,022         9,170
   Inventories                                                  12,295        13,354
   Other current assets                                            903           646
                                                               -------       -------
      Total current assets                                      26,688        23,542
                                                               -------       -------
Property, plant and equipment, net                               2,284         2,689

Other assets, net                                                  130           827
                                                               -------       -------
         Total assets                                          $29,102       $27,058
                                                               =======       =======

Liabilities and stockholders' equity

Current liabilities
   Current portion of long-term debt                           $   178       $   173
   Borrowings under line of credit                               2,812         2,185
   Accounts payable                                              5,457         5,417
   Accrued expenses                                              3,351         2,831
                                                               -------       -------
      Total current liabilities                                 11,798        10,606

Long-term debt, less current portion                             5,199         5,289

Long-term deferred compensation                                    283           512
                                                               -------       -------
         Total liabilities                                      17,280        16,407
                                                               -------       -------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $1.00 par value - 5,000 shares
      authorized; no shares issued or outstanding                   --            --
   Common stock, $0.01 par value - 25,000,000 shares
      authorized; 8,475,805 shares issued and 7,326,795
      shares outstanding at July 3, 2005 and 8,356,448
      shares issued and 7,207,438 shares
      outstanding at December 31, 2004                              85            83
   Additional paid in capital                                   22,913        22,529
   Deferred compensation                                           (60)           --
   Accumulated deficit                                          (7,038)       (7,975)
   Treasury stock, at cost                                      (4,177)       (4,177)
   Accumulated other comprehensive income                           99           191
                                                               -------       -------
      Total stockholders' equity                                11,822        10,651
                                                               -------       -------
         Total liabilities and stockholders' equity            $29,102       $27,058
                                                               =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                       Three Months Ended             Six Months Ended
                                                  ---------------------------   ---------------------------
                                                  July 3, 2005   July 4, 2004   July 3, 2005   July 4, 2004
                                                  ------------   ------------   ------------   ------------
Net sales                                          $   15,806     $   14,303     $   28,598     $   25,595
Costs of goods sold                                    10,218         11,035         18,495         19,678
                                                   ----------     ----------     ----------     ----------
   Gross profit                                         5,588          3,268         10,103          5,917

Operating expenses:
   Selling, general and administrative                  3,813          3,098          7,257          5,738
   Research, development and engineering                  867            981          1,639          1,898
                                                   ----------     ----------     ----------     ----------
Operating income (loss)                                   908           (811)         1,207         (1,719)
Interest income                                             1             --              2             --
Interest expense                                         (139)           (84)          (272)          (161)
Other income, net                                          --              3             --              8
                                                   ----------     ----------     ----------     ----------
Income (loss) before provision for income taxes           770           (892)           937         (1,872)
Provision for income taxes                                 --             --             --             --
                                                   ----------     ----------     ----------     ----------
Net income (loss)                                  $      770     $     (892)    $      937     $   (1,872)
                                                   ==========     ==========     ==========     ==========

Income (loss) per share:
   Basic                                           $     0.11     $    (0.12)    $     0.13     $    (0.26)
   Diluted                                         $     0.11     $    (0.12)    $     0.13     $    (0.26)

Weighted average number of shares outstanding:
   Basic shares                                     7,246,924      7,186,849      7,232,620      7,174,229
   Effect of dilutive options                         119,805             --        100,545             --
                                                   ----------     ----------     ----------     ----------
   Diluted shares                                   7,366,729      7,186,849      7,333,165      7,174,229
                                                   ==========     ==========     ==========     ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                     THREE AND SIX MONTHS ENDED JULY 3, 2005
                                   (unaudited)
                                 (in thousands)

                                                                                          Accumulated
                                           Additional                                        Other
                                  Common     Paid-In    Deferred   Retained   Treasury   Comprehensive
                                   Stock     Capital      Comp.     Deficit     Stock        Income       Total
                                  ------   ----------   --------   --------   --------   -------------   -------
Three months ended July 3, 2005
   Balance at April 3, 2005         $84      $22,593      $(60)    $(7,808)   $(4,177)       $143        $10,775
   Net income                        --           --        --         770         --          --            770
   Exercise of stock options          1          320        --          --         --          --            321
   Translation adjustment            --           --        --          --         --         (44)           (44)
   Deferred compensation             --           --        --          --         --          --             --
                                    ---      -------      ----     -------    -------        ----        -------
   Balance at July 3, 2005          $85      $22,913      $(60)    $(7,038)   $(4,177)       $ 99        $11,822
                                    ===      =======      ====     =======    =======        ====        =======

Six months ended July 3, 2005
   Balance at December 31, 2004     $83      $22,529      $ --     $(7,975)   $(4,177)       $191        $10,651
   Net income                        --           --        --         937         --          --            937
   Exercise of stock options          2          384        --          --         --          --            386
   Translation adjustment            --           --        --          --         --         (92)           (92)
   Deferred compensation             --           --       (60)         --         --          --            (60)
                                    ---      -------      ----     -------    -------        ----        -------
   Balance at July 3, 2005          $85      $22,913      $(60)    $(7,038)   $(4,177)       $ 99        $11,822
                                    ===      =======      ====     =======    =======        ====        =======

                                                  Three     Six
                                                 Months   Months
                                                  Ended    Ended
                                                 ------   ------
                                                   July 3, 2005
                                                 ---------------
Comprehensive income is calculated as follows:
   Net income                                     $770     $937
   Other comprehensive loss
      Foreign currency translation adjustment      (44)     (92)
                                                  ----     ----
   Comprehensive income                           $726     $845
                                                  ====     ====

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                     THREE AND SIX MONTHS ENDED JULY 4, 2004
                                   (unaudited)
                                 (in thousands)

                                                                                          Accumulated
                                           Additional                                        Other
                                  Common     Paid-In    Deferred   Retained   Treasury   Comprehensive
                                   Stock     Capital      Comp.     Deficit     Stock        Income       Total
                                  ------   ----------   --------   --------   --------   -------------   -------
Three months ended July 4, 2004
   Balance at April 4, 2004         $83     $22,451       $ (9)    $(4,774)   $(4,177)       $ 318       $13,892
   Net loss                          --          --         --        (892)        --           --          (892)
   Exercise of stock options         --          44         --          --         --           --            44
   Translation adjustment            --          --         --          --         --          (79)          (79)
   Deferred compensation             --          --          9          --         --           --             9
                                    ---     -------       ----     -------    -------        -----       -------
   Balance at July 4, 2004          $83     $22,495       $ --     $(5,666)   $(4,177)       $ 239       $12,974
                                    ===     =======       ====     =======    =======        =====       =======

Six months ended July 4, 2004
   Balance at December 31, 2003     $83     $22,349       $(18)    $(3,794)   $(4,177)       $ 377       $14,820
   Net loss                          --          --         --      (1,872)        --           --        (1,872)
   Exercise of stock options         --         146         --          --         --           --           146
   Translation adjustment            --          --         --          --         --         (138)         (138)
   Deferred compensation             --          --         18          --         --           --            18
                                    ---     -------       ----     -------    -------        -----       -------
   Balance at July 4, 2004          $83     $22,495       $ --     $(5,666)   $(4,177)       $ 239       $12,974
                                    ===     =======       ====     =======    =======        =====       =======

                                                  Three     Six
                                                 Months    Months
                                                  Ended    Ended
                                                 ------   -------
                                                   July 4, 2004
                                                 ----------------
Comprehensive loss is calculated as follows:
   Net loss                                      $(892)   $(1,872)
   Other comprehensive loss
      Foreign currency translation adjustment      (79)      (138)
                                                 -----    -------
   Comprehensive loss                            $(971)   $(2,010)
                                                 =====    =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 3, 2005 AND JULY 4, 2004
                                   (unaudited)
                                 (in thousands)

                                                                     July 3,   July 4,
                                                                       2005      2004
                                                                     -------   -------
Cash flows from operating activities:
   Net income (loss)                                                 $   937   $(1,872)
   Adjustments to reconcile net cash used in operating activities:
      Depreciation and amortization                                      515       548
      Stock based compensation                                           (60)       18
      Net change in operating assets and liabilities:
         Accounts receivable                                          (3,852)   (5,799)
         Inventories                                                   1,059    (3,816)
         Other current assets                                           (257)     (317)
         Other assets                                                    697        51
         Accounts payable                                                 40     3,436
         Accrued expenses                                                520       466
         Deferred compensation                                          (229)      (92)
                                                                     -------   -------
      Net cash used in operating activities                             (630)   (7,377)
                                                                     -------   -------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                      (110)     (236)
                                                                     -------   -------
      Net cash used in investing activities                             (110)     (236)
                                                                     -------   -------
Cash flows from financing activities:
      Principal payments under loan and capital lease agreements         (85)      (54)
      Net borrowings under revolving credit agreement                    627     2,418
      Proceeds from the exercise of stock options                        386       146
                                                                     -------   -------
         Net cash provided by financing activities                       928     2,510
                                                                     -------   -------
Effects of exchange rates on cash                                        (92)     (138)
                                                                     -------   -------
Net increase (decrease) in cash and cash equivalents                      96    (5,241)
Cash and cash equivalents, beginning of period                           372     6,659
                                                                     -------   -------
Cash and cash equivalents, end of period                             $   468   $ 1,418
                                                                     =======   =======
Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                       $   272   $   161
      Income taxes                                                   $    24   $    --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2004, have been audited as of that date. The condensed consolidated balance sheet as of July 3, 2005 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders' equity and comprehensive income for the three and six months ended July 3, 2005 and July 4, 2004 are unaudited. The condensed consolidated statements of cash flows for the six months ended July 3, 2005 and July 4, 2004 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the period ended December 31, 2004, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2)  Inventories

Inventories at July 3, 2005 and December 31, 2004 consisted of (in thousands):

                                                          July 3,   December 31,
                                                            2005        2004
                                                          -------   ------------
Raw materials and manufactured components                 $ 6,454      $ 7,972
Work-in-process                                             3,485        3,770
Finished goods                                              2,356        1,612
                                                          -------      -------
                                                          $12,295      $13,354
                                                          =======      =======

(3)  Debt

Long-Term Debt at July 3, 2005 and December 31, 2004 consisted of (in thousands):

                                                          July 3,   December 31,
                                                            2005        2004
                                                          -------   ------------
Mortgage note payable                                      $5,372      $5,440
Capital lease obligations, interest rate of 6.75%               5          22
                                                           ------      ------
                                                            5,377       5,462
Less - current maturities                                     178         173
                                                           ------      ------
                                                           $5,199      $5,289
                                                           ======      ======

The mortgage note payable is secured by the Company's land and building in Billerica, MA and requires monthly payments of $38,269, including interest at 5.42%. This mortgage note payable has a balloon payment of $5.1 million due and payable at maturity on December 26, 2006, if the Company does not exercise its option to a three-year contractual extension.

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

On June 30, 2005, the Company executed a loan modification agreement on its secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $12 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank's prime rate plus 0.25% or LIBOR plus 2.50%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At July 3, 2005 borrowings outstanding under this agreement were $2.8 million with the borrowing base formula permitting aggregate borrowings of approximately $9.5 million.

As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and July 3, 2005. On June 30, 2005, the Company received a waiver for the October 3, 2004 noncompliance.

(4)  Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three and six months ended July 4, 2004 because they were anti-dilutive due to the Company reporting a loss, were 1,156,894. In addition, for the three and six months ended July 3, 2005, 324,205 and 315,734 shares respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of the diluted shares since their inclusion would be anti-dilutive.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized related to the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for the awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would be the pro forma amounts indicated below (in thousands, except per share data):

                                         Three Months Ended    Six Months Ended
                                         ------------------   -----------------
                                          July 3,   July 4,   July 3,   July 4,
                                            2005      2004      2005      2004
                                          -------   -------   -------   -------
Net income (loss):
   As reported                             $ 770    $ (892)    $ 937    $(1,872)
   Pro forma                               $ 657    $ (993)    $ 711    $(2,073)
Income per basic share
   As reported                             $0.11    $(0.12)    $0.13    $ (0.26)
   Pro forma                               $0.09    $(0.14)    $0.10    $ (0.29)
Income per diluted share
   As reported                             $0.11    $(0.12)    $0.13    $ (0.26)
   Pro forma                               $0.09    $(0.14)    $0.10    $ (0.29)

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

Revenue by geographic location is as follows (in thousands):

                                          Three Months Ended    Six Months Ended
                                          ------------------   -----------------
                                           July 3,   July 4,   July 3,   July 4,
                                             2005      2004      2005      2004
                                           -------   -------   -------   -------
United States                              $ 2,852   $ 2,978   $ 6,471   $ 5,174
Europe                                       3,290     3,314     7,489     5,559
Asia Pacific                                 9,140     7,739    13,823    14,267
Other Americas                                 524       272       815       595
                                           -------   -------   -------   -------
                                           $15,806   $14,303   $28,598   $25,595
                                           =======   =======   =======   =======

Long-lived assets by geographic location is as follows (in thousands):

                                                          July 3,   December 31,
                                                            2005        2004
                                                          -------   ------------
North America                                              $2,179      $3,364
Asia Pacific                                                  235         152
                                                           ------      ------
                                                           $2,414      $3,516
                                                           ======      ======

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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

For the three and six months ended July 3, 2005, there was $699,000 of revenue recognized using the percentage of completion method. For the six months ended July 4, 2004, there was $1,256,000 of revenue recognized using the percentage of completion method.

At July 3, 2005, there are no post shipment obligations that could impact revenue recognition.

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

The following table reflects changes in the Company's accrued warranty account during the six months ended July 3, 2005 (in thousands):

                                                                           2005
                                                                          -----
Beginning balance, December 31, 2004                                      $ 635
Plus: accruals related to new sales                                         202
Less: warranty claims incurred                                             (173)
Less: reversal of excess requirements                                       (29)
                                                                          -----
Balance, end of period                                                    $ 635
                                                                          =====

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(8)  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123 (revised
2004),"Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in their financial statements in the first quarter of fiscal 2006. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BTU International, Inc. designs, manufactures, sells and supports advanced thermal processing systems used primarily for semiconductor packaging, printed circuit board (PCB) assembly and energy generation. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures. We are one of the leading suppliers of thermal systems used by electronics manufacturers.

Our electronics customers serve the advanced segments of the industry. In the semiconductor market, we participate in both wafer level processing and die level packaging where the integrated circuits are connected and sealed into a package. In the SMT market, electronic components are attached to the PCB through the reflow process using our convection soldering systems. In the energy generation market, our materials customers serve multiple markets in which advanced ceramics and metal alloys are used in end-use applications for the fuel cell, solar cell, nuclear, communications, automotive, and other industries. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters.

RESULTS OF OPERATIONS

The following tables sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of total revenue and percent change.

                                                                 Three Months Ended
                                                  -----------------------------------------------
                                                       July 3, 2005             July 4, 2004
                                                  ----------------------   ----------------------
                                                                  % of                     % of     Percent
                                                  $ thousands   revenues   $ thousands   revenues    change
                                                  -----------   --------   -----------   --------   -------
Total revenues                                      $15,806      100.0%      $14,303      100.0%     10.5%
Cost of goods sold                                   10,218       64.6%       11,035       77.2%     (7.4)%
                                                    -------                  -------
Gross profit                                          5,588       35.4%        3,268       22.8%     71.0%

Selling, general and administrative expenses          3,813       24.1%        3,098       21.7%     23.1%
Research, development and engineering                   867        5.5%          981        6.9%    (11.6)%
                                                    -------                  -------
Operating income (loss)                                 908        5.8%         (811)      (5.8)%   212.0%

Income (loss) before provision for income taxes         770        4.9%         (892)      (6.2)%   186.3%
                                                    -------                  -------
Net income (loss)                                   $   770        4.9%      $  (892)      (6.2)%   186.3%
                                                    =======                  =======

                                                                  Six Months Ended
                                                  -----------------------------------------------
                                                       July 3, 2005             July 4, 2004
                                                  ----------------------   ----------------------
                                                                  % of                     % of     Percent
                                                  $ thousands   revenues   $ thousands   revenues    change
                                                  -----------   --------   -----------   --------   -------
Total revenues                                      $28,598      100.0%      $25,595      100.0%     11.7%
Cost of goods sold                                   18,495       64.7%       19,678       76.9%     (6.0)%
                                                    -------                  -------
Gross profit                                         10,103       35.3%        5,917       23.1%     70.7%

Selling, general and administrative expenses          7,257       25.4%        5,738       22.4%     26.5%
Research, development and engineering                 1,639        5.7%        1,898        7.4%    (13.6)%
                                                    -------                  -------
Operating income (loss)                               1,207        4.2%       (1,719)      (6.7)%   170.2%

Income (loss) before provision for income taxes         937        3.3%       (1,872)      (7.3)%   150.1%
                                                    -------                  -------
Net income (loss)                                   $   937        3.3%      $(1,872)      (7.3)%   150.1%
                                                    =======                  =======

Net Sales. The growth in net sales in the second quarter was primarily due to an increase in orders from our SMT (Surface Mount Technology) products while the growth in net sales for the first quarter represents an increase in orders for our high temperature products. Year to date growth in net sales has primarily been from the SMT and high temperature products.

The following tables sets forth, for the periods indicated, select geographical data (in thousands) expressed as a percentage of total revenue.

                            Three Months Ended                         Six Months Ended
                 ---------------------------------------   ---------------------------------------
                     July 3, 2005        July 4, 2004         July 3, 2005         July 4, 2004
                 ------------------   ------------------   ------------------   ------------------
                             % of                 % of                 % of                 % of
                    $      revenues      $      revenues       $     revenues      $      revenues
                 -------   --------   -------   --------   -------   --------   -------   --------
United States    $ 2,852     18.0%    $ 2,978     20.8%    $ 6,471     22.6%    $ 5,174     20.2%
Europe             3,290     20.8%      3,314     23.2%      7,489     26.2%      5,559     21.7%
Asia Pacific       9,140     57.9%      7,739     54.1%     13,823     48.4%     14,267     55.8%
Other Americas       524      3.3%        272      1.9%        815      2.8%        595      2.3%
                 -------              -------              -------              -------
                 $15,806              $14,303              $28,598              $25,595
                 =======              =======              =======              =======

The second quarter of 2005 percent geographical sales is an indicator of future sales distribution as orders continue the expected trend to expanded Asian sales. We expect a continuing revenue shift from the United States to Asia which is indicative of our multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved in this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.

Gross Profit. The increase in the gross profit percentage for the second quarter 2005 was principally the result of lower costs as our China assembly and China material sourcing operations expanded, combined with growth in the SMT markets at higher average selling prices due to lower discounts. The increase in gross profit for the first quarter was primarily due to a favorable product mix, which included higher-end systems for wafer level semiconductor packaging and high temperature energy processing.

Selling, General and Administrative. The increase in selling, general and administrative expense and as a percentage of net sales in 2005 was due to increased commission costs resulting from additional sales and higher commission rates as discounts on products decreased. Also, the Company increased its spending for customer service, sales, marketing and administration related costs in line with its expanding business needs.

Research, Development and Engineering. The 2005 spending reduction primarily reflects the reduction of research and development spending primarily related to the Company's decision to integrate third-party automation rather than develop it internally.

Operating Income. The increase in operating income was primarily the result of increased revenues and improved margins.

Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $12 million. Accordingly, no income tax provision is reflected in the Statement of Operations for the three and six months ended July 3, 2005. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of the Company's net operating loss carryforward due to the uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2005, the Company had $0.5 million in cash and cash equivalents.

During the six months ended July 3, 2005, the Company used net cash resources of approximately $0.6 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $3.9 million; offset by a decrease in inventory of $1.1 million, adding back depreciation and amortization of $0.5 million, an increase in current liabilities of $0.4 million, a decrease in other current and long term assets of $0.4 million and a net profit of $0.9 million.

Although the Company's accounts receivable increased by $3.9 million in the six months ended July 3, 2005, an analysis of the outstanding receivables and our historical experience on the collection of receivables it is judged that we can maintain a reserve for bad debt at near the same level as at year end 2004.

On June 30, 2005, the Company executed a loan modification agreement on its secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $12 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank's prime rate plus 0.25% or LIBOR plus 2.50%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At July 3, 2005 borrowings outstanding under this agreement were $2.8 million with the borrowing base formula permitting aggregate borrowings of approximately $9.5 million.

As a result of a decrease in tangible net worth following the write-off of the $1.6 million restructuring charge at the end of the third quarter of 2004 and an increase in borrowings, the Company was out of compliance with its total liabilities to tangible net worth covenant under the loan agreement at October 3, 2004. The Company was in compliance with all financial covenants at December 31, 2004 and July 3, 2005. On June 30, 2005, the Company received a waiver for the October 3, 2004 noncompliance.

We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at July 3, 2005 of approximately $5.4 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. This mortgage note payable has a balloon payment of $5.1 million due and payable at maturity on December 26, 2006, if the Company does not exercise its option to a three-year contractual extension.

There are no material commitments for capital expenditures as of July 3, 2005.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We have shifted a substantial portion of our production capacity to a new and expanding manufacturing facility in Shanghai, China

In 2004 the Company began manufacturing and material sourcing operations in a new leased facility in Shanghai, China. The volume and variety of the Company's products produced in China is expected to continue to increase throughout 2005. The successful operation of our China facility is important to sustaining our business profitability and allowing us to remain competitive. We need to address successfully the transitional leadership, management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our China operation, our business and profitability will be adversely affected. In addition, during 2005, the Company plans to begin the construction of additional facilities, which will be leased, and we will need to execute this expansion successfully to realize the benefit of our China operations in 2006 and beyond.

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately and we may not be able to comply despite great effort and expense

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and auditing of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we must document and test our internal controls in a way that we have never before been required to do as a small company. We expect this effort will involve substantial time and expense, and we cannot be sure that we will be able to complete the task or that our internal controls will meet the standards that are currently required. If we fail to comply with these requirements involving internal controls, investor confidence in our company might suffer, which could result in a decline in our stock price.

If we do not have access to additional credit, we may not be able to take advantage of a significant growth in the markets that we serve

The electronics market that we serve may have a significantly higher growth rate. We need access to credit to take advantage of a higher growth rate and allow us to meet the demand for our products. As a result of our non-compliance with a bank covenant at the end of the third quarter of 2004, and as a condition to waiving that non-compliance, our bank has imposed additional restrictions on our ability to borrow. Although we believe the modified line of credit provides us with a sufficient amount of credit that we need for our 2005 forecasted business plan, it may not be sufficient to allow us to take full advantage of significantly higher increases in orders for our products. In addition, if we do not continue to comply with our bank covenants, we may not be able to borrow and our business would be adversely affected.

Our primary computer business system is of an older generation. A significant malfunction could disrupt the activities of the Company

The Company's manufacturing business system is at the end of its life, potentially posing a risk to the operation of the business. Some of the computer system hardware and software have limited support, which could result in an interruption in business activities. Solutions to address these risks are being developed but may not be developed in time.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 10.1 - Sovereign Bank waiver and revised terms and conditions
          Exhibit 31.1 - Section 302 Certification
          Exhibit 31.2 - Section 302 Certification
          Exhibit 32.1 - Section 906 Certification
          Exhibit 32.2 - Section 906 Certification

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

          On March 14, 2005, the Company filed a Current Report on Form 8-KA to notify shareholders that the Company had entered incorrect information on the previously filed March 3, 2005 8-K.

          On April 22, 2005, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its first quarter results.

          On June 21, 2005, the Company filed a Current Report on Form 8-K to notify shareholders that the Company had entered into an amendment to the employment agreement with Paul J. van der Wansem.

          On July 22, 2005, the Company furnished a Current Report on Form 8-K to notify shareholders of the Company's release of its second quarter results.

          On July 22, 2005, the Company furnished a Current Report on Form 8-K to notify shareholders that the Company had executed an agreement with its bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BTU INTERNATIONAL, INC.


DATE: August 17, 2005                   BY: /s/ Paul J. van der Wansem
                                            ------------------------------------
                                            Paul J. van der Wansem
                                            President, Chief Executive Officer
                                            (principal executive officer) and
                                            Chairman of the Board of Directors


DATE: August 17, 2005                   BY: /s/ Thomas P. Kealy
                                            ------------------------------------
                                            Thomas P. Kealy
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (principal financial and accounting
                                            officer)