Form 10-Q
period 2005-10-02
BTU INTERNATIONAL INC
filed 2005-11-16
CIK 840883

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 2, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                                   ----------

                        Commission File Number 000-17297

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate the number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of the latest practicable date: As of November 11, 2005: 7,621,771 shares.

                             BTU INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets                                          1
Condensed Consolidated Statements of Operations                                2
Condensed Consolidated Statement of Stockholders' Equity
   and Comprehensive Income (Loss)                                           3-4
Condensed Consolidated Statements of Cash Flows                                5
Notes to Condensed Consolidated Financial Statements                        6-10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                     11-16

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISK                                                          16

Item 4. CONTROLS AND PROCEDURES                                               17

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS                                                              18

SIGNATURES                                                                    19

                             BTU INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                            October 2,   December 31,
                                                               2005          2004
                                                            ----------   ------------
Assets
Current assets
   Cash and cash equivalents                                 $   581       $   372
   Accounts receivable, net                                   15,754         9,170
   Inventories                                                13,922        13,354
   Other current assets                                          791           646
                                                             -------       -------
      Total current assets                                    31,048        23,542
                                                             -------       -------
Property, plant and equipment, net                             2,177         2,689
Other assets, net                                                161           827
                                                             -------       -------
         Total assets                                        $33,386       $27,058
                                                             =======       =======
Liabilities and stockholders' equity
Current liabilities
   Current portion of long-term debt                         $   180       $   173
   Borrowings under line of credit                             3,589         2,185
   Accounts payable                                            6,068         5,417
   Accrued expenses                                            4,359         2,831
                                                             -------       -------
      Total current liabilities                               14,196        10,606
Long-term debt, less current portion                           5,153         5,289
Long-term deferred compensation                                  283           512
                                                             -------       -------
         Total liabilities                                    19,632        16,407
                                                             -------       -------
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 5,000 shares
      authorized; no shares issued or outstanding                 --            --
   Common stock, $0.01 par value - 25,000,000 shares
      authorized; 8,582,155 shares issued and 7,433,145
      shares outstanding at October 2, 2005 and 8,356,448
      shares issued and 7,207,438 shares outstanding at
      December 31, 2004                                           86            83
   Additional paid in capital                                 23,226        22,529
   Deferred compensation                                         (53)           --
   Accumulated deficit                                        (5,447)       (7,975)
   Treasury stock, at cost                                    (4,177)       (4,177)
   Accumulated other comprehensive income                        119           191
                                                             -------       -------
      Total stockholders' equity                              13,754        10,651
                                                             -------       -------
         Total liabilities and stockholders' equity          $33,386       $27,058
                                                             =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                          Three Months Ended                  Nine Months Ended
                                                  ---------------------------------   ---------------------------------
                                                  October 2, 2005   October 3, 2004   October 2, 2005   October 3, 2004
                                                  ---------------   ---------------   ---------------   ---------------
Net sales                                            $   18,543        $   15,419        $   47,141       $   41,014
Costs of goods sold                                      11,880            11,892            30,375           31,570
                                                     ----------        ----------        ----------       ----------
   Gross profit                                           6,663             3,527            16,766            9,444

Operating expenses:
   Selling, general and administrative                    4,031             3,228            11,288            8,965
   Research, development and engineering                    893               890             2,532            2,788
   Restructuring charges                                     --             1,648                --            1,648
                                                     ----------        ----------        ----------       ----------
Operating income (loss)                                   1,739            (2,239)            2,946           (3,957)
Interest income                                              --                 2                 2                5
Interest expense                                           (148)             (142)             (420)            (302)
Other income, net                                            --                --                --                3
                                                     ----------        ----------        ----------       ----------
Income (loss) before provision for income taxes           1,591            (2,379)            2,528           (4,251)

Provision for income taxes                                   --                --                --               --
                                                     ----------        ----------        ----------       ----------
Net income (loss)                                    $    1,591        $   (2,379)       $    2,528       $   (4,251)
                                                     ==========        ==========        ==========       ==========
Income (loss) per share:
   Basic                                             $     0.22        $    (0.33)       $     0.35       $    (0.59)
   Diluted                                           $     0.20        $    (0.33)       $     0.34       $    (0.59)

Weighted average number of shares outstanding:
   Basic shares                                       7,383,503         7,196,023         7,282,603        7,181,381
   Effect of dilutive options                           395,873                --           219,674               --
                                                     ----------        ----------        ----------       ----------
   Diluted shares                                     7,779,376         7,196,023         7,502,277        7,181,381
                                                     ==========        ==========        ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                        NINE MONTHS ENDED OCTOBER 2, 2005
                                   (unaudited)
                                 (in thousands)

                                                                                            Accumulated
                                             Additional                                        Other
                                    Common     Paid-In    Deferred   Retained   Treasury   Comprehensive
                                     Stock     Capital      Comp.     Deficit     Stock        Income       Total
                                    ------   ----------   --------   --------   --------   -------------   -------
Nine months ended October 2, 2005
   Balance at December 31, 2004       $83      $22,529      $ --     $(7,975)   $(4,177)        $191       $10,651
   Net income                          --           --        --       2,528         --           --         2,528
   Exercise of stock options            3          697        --          --         --           --           700
   Translation adjustment              --           --        --          --         --          (72)          (72)
   Deferred compensation               --           --       (53)         --         --           --           (53)
                                      ---      -------      ----     -------    -------         ----       -------
   Balance at October 2, 2005         $86      $23,226      $(53)    $(5,447)   $(4,177)        $119       $13,754
                                      ===      =======      ====     =======    =======         ====       =======

                                                       Nine
                                                      Months
                                                      Ended
                                                 October 2, 2005
                                                 ---------------
Comprehensive income is calculated as follows:
   Net income                                         $2,528
   Other comprehensive gain (loss)
      Foreign currency translation adjustment            (72)
                                                      ------
   Comprehensive income                               $2,456
                                                      ======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                        NINE MONTHS ENDED OCTOBER 3, 2004
                                   (unaudited)
                                 (in thousands)

                                                                                            Accumulated
                                             Additional                                        Other
                                    Common     Paid-In    Deferred   Retained   Treasury   Comprehensive
                                     Stock     Capital      Comp.     Deficit     Stock        Income       Total
                                    ------   ----------   --------   --------   --------   -------------   -------
Nine months ended October 3, 2004
   Balance at December 31, 2003       $83      $22,349      $(18)    $(3,794)   $(4,177)       $ 377       $14,820
   Net loss                            --           --        --      (4,251)        --           --        (4,251)
   Exercise of stock options           --          151        --          --         --           --           151
   Translation adjustment              --           --        --          --         --         (156)         (156)
   Deferred compensation               --           --        18          --         --           --            18
                                      ---      -------      ----     -------    -------        -----       -------
   Balance at October 3, 2004         $83      $22,500      $ --     $(8,045)   $(4,177)       $ 221       $10,582
                                      ===      =======      ====     =======    =======        =====       =======

                                                      Nine
                                                     Months
                                                     Ended
                                                October 3, 2004
                                                ---------------
Comprehensive loss is calculated as follows:
   Net loss                                         $(4,251)
   Other comprehensive loss
      Foreign currency translation adjustment          (156)
                                                    -------
   Comprehensive loss                               $(4,407)
                                                    =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 2, 2005 AND OCTOBER 3, 2004
                                   (unaudited)
                                 (in thousands)

                                                         October 2,   October 3,
                                                            2005         2004
                                                         ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                      $ 2,528      $ (4,251)
   Adjustments to reconcile net cash used in operating
      activities:
      Depreciation and amortization                           731           694
      Loss on disposal of fixed assets                         19            --
      Stock based compensation                                (53)           18
      Net change in operating assets and liabilities:
         Accounts receivable                               (6,584)       (8,375)
         Inventories                                         (568)       (6,703)
         Other current assets                                (145)         (217)
         Other assets                                         611           520
         Accounts payable                                     652         4,407
         Accrued expenses                                   1,528         1,491
         Deferred compensation                               (229)          321
                                                          -------      --------
      Net cash used in operating activities                (1,510)      (12,095)
                                                          -------      --------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net           (183)         (198)
                                                          -------      --------
      Net cash used in investing activities                  (183)         (198)
                                                          -------      --------
Cash flows from financing activities:
   Principal payments under loan and capital lease
      agreements                                             (129)          (96)
   Net borrowings under revolving credit agreement          1,403         6,489
   Proceeds from the exercise of stock options                700           151
                                                          -------      --------
      Net cash provided by financing activities             1,974         6,544
                                                          -------      --------
Effects of exchange rates on cash                             (72)         (156)
                                                          -------      --------
Net increase (decrease) in cash and cash equivalents          209        (5,905)
Cash and cash equivalents, beginning of period                372         6,659
                                                          -------      --------
Cash and cash equivalents, end of period                  $   581      $    754
                                                          =======      ========

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                            $   420      $    302
      Income taxes                                        $    67      $     --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BTU INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2004, have been derived from our consolidated financial statements which have been audited as of that date. The condensed consolidated balance sheet as of October 2, 2005 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders' equity and comprehensive income for the three and nine months ended October 2, 2005 and October 3, 2004 are unaudited. The condensed consolidated statements of cash flows for the nine months ended October 2, 2005 and October 3, 2004 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of, and for the year ended December 31, 2004, together with the auditors' report, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2)  Inventories

Inventories at October 2, 2005 and December 31, 2004 consisted of (in thousands):

                                            October 2,   December 31,
                                               2005          2004
                                            ----------   ------------
Raw materials and manufactured components     $ 8,494    $ 7,972
Work-in-process                                 3,538      3,770
Finished goods                                  1,890      1,612
                                              -------    -------
                                              $13,922    $13,354
                                              =======    =======

(3)  Debt

Long-Term Debt at October 2, 2005 and December 31, 2004 consisted of (in thousands):

                                                    October 2,   December 31,
                                                       2005          2004
                                                    ----------   ------------
Mortgage note payable                                 $5,315        $5,440
Capital lease obligations, interest rate of 6.75%         18            22
                                                      ------        ------
                                                       5,333         5,462
Less - current maturities                                180           173
                                                      ------        ------
                                                      $5,153        $5,289
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

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

On June 30, 2005, the Company executed a loan modification agreement on its secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $13 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank's prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At October 2, 2005 borrowings outstanding under this agreement were $3.6 million with the borrowing base formula permitting aggregate borrowings of approximately $11.4 million.

(4)  Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Options outstanding, which were not included in the determination of diluted EPS for the three and nine months ended October 3, 2004 because they were anti-dilutive due to the Company reporting a loss, were 1,148,939. In addition, for the three and nine months ended October 2, 2005, 144,484 and 176,989 shares respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of the diluted shares since their inclusion would be anti-dilutive.

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

                                     Three Months Ended        Nine Months Ended
                                  -----------------------   -----------------------
                                  October 2,   October 3,   October 2,   October 3,
                                     2005         2004         2005         2004
                                  ----------   ----------   ----------   ----------
Net income (loss):
   As reported                      $1,591      $(2,379)      $2,528      $(4,251)
   Pro forma                        $1,477      $(2,472)      $2,187      $(4,530)
Income (loss) per basic share
   As reported                      $ 0.22      $ (0.33)      $ 0.35      $ (0.59)
   Pro forma                        $ 0.20      $ (0.34)      $ 0.30      $ (0.63)
Income (loss) per diluted share
   As reported                      $ 0.20      $ (0.33)      $ 0.34      $ (0.59)
   Pro forma                        $ 0.19      $ (0.34)      $ 0.29      $ (0.63)

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

The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, energy generation and other industries. This business segment includes the supply of equipment used in a number of process steps to produce electronic devices such as: solder reflow systems used for surface mount applications in printed circuit board assembly, integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used in several process steps for alternative energy generation such as: sintering nuclear fuel for commercial power generation; metallization and diffusion of photovoltaic solar cells and the doping and firing of solid oxide fuel cells (SOFC). The business segment's customers are multinational original equipment manufacturers and electronic manufacturing service providers.

Revenue by geographic location is as follows (in thousands):

                    Three Months Ended        Nine Months Ended
                 -----------------------   -----------------------
                 October 2,   October 3,   October 2,   October 3,
                    2005         2004         2005         2004
                 ----------   ----------   ----------   ----------
United States      $ 2,647      $ 4,720      $ 7,975      $ 9,894
Europe               5,214        2,904       12,263        8,463
Asia Pacific         9,849        7,189       24,130       21,455
Other Americas         833          606        2,773        1,202
                   -------      -------      -------      -------
                   $18,543      $15,419      $47,141      $41,014
                   =======      =======      =======      =======

Long-lived assets by geographic location are as follows (in thousands):

                October 2,   December 31,
                   2005          2004
                ----------   ------------
North America     $2,049        $3,364
Asia Pacific         289           152
                  ------        ------
                  $2,338        $3,516
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

For the three and nine months ended October 2, 2005, there was $1,639,256 and $2,338,046, respectively of revenue recognized using the percentage of completion method. For the nine months ended October 3, 2004, there was $1,570,165 of revenue recognized using the percentage of completion method.

At October 2, 2005, there are no post shipment obligations that could impact revenue recognition.

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

The following table reflects changes in the Company's accrued warranty account during the nine months ended October 2, 2005 (in thousands):

                                         2005
                                        -----
Beginning balance, December 31, 2004    $ 635
Plus: accruals related to new sales       706
Less: warranty claims incurred           (443)
Less: reversal of excess requirements    (159)
                                        -----
Balance, end of period                  $ 739
                                        =====

                             BTU INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

(8) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123 (revised
2004),"Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in our financial statements in the first quarter of fiscal 2006. The Company is currently evaluating the financial statement impact of the adoption of Statement 123(R).

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of Statement 151.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BTU International, Inc. designs, manufactures, sells and supports advanced thermal processing systems used primarily for printed circuit board (PCB) assembly, semiconductor packaging and energy generation. In addition, we produce custom thermal systems for a variety of specialty applications for a wide range of temperatures. We are one of the leading suppliers of thermal systems used by electronics manufacturers.

Our electronics customers serve the advanced segments of the industry. In the Surface Mount Technology (SMT) market, electronic components are attached to the PCB through the reflow process using our convection soldering systems. In the semiconductor market, we participate in both wafer level processing and die level packaging where the integrated circuits are connected and sealed into a package. In the energy generation market, our materials customers serve multiple markets in which advanced ceramics and metal alloys are used in end-use applications for the fuel cell, solar cell and nuclear applications. Our customers typically require high throughput, high yield and highly reliable advanced thermal processing systems with tightly controlled temperature and atmosphere parameters.

RESULTS OF OPERATIONS

The following tables sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of total revenue and percent change.

                                                                 Three Months Ended
                                                  -----------------------------------------------
                                                      October 2, 2005          October 3, 2004
                                                  ----------------------   ----------------------
                                                                  % of                     % of     Percent
                                                  $ thousands   revenues   $ thousands   revenues    change
                                                  -----------   --------   -----------   --------   -------
Total revenues                                      $18,543      100.0%      $15,419      100.0%      20.3%
Cost of goods sold                                   11,880       64.1%       11,892       77.1%      (0.1)%
                                                    -------                  -------
Gross profit                                          6,663       35.9%        3,527       22.9%      88.9%
Selling, general and administrative expenses          4,031       21.7%        3,228       20.9%      24.9%
Research, development and engineering                   893        4.8%          890        5.8%       0.3%
Restructuring charges                                    --        0.0%        1,648       10.7%    (100.0)%
                                                    -------                  -------
Operating income (loss)                               1,739        9.4%       (2,239)     (14.5)%    177.7%
Income (loss) before provision for income taxes     $ 1,591        8.6%      $(2,379)     (15.4)%    166.9%
                                                    =======                  =======

                                                                 Nine Months Ended
                                                  -----------------------------------------------
                                                      October 2, 2005          October 3, 2004
                                                  ----------------------   ----------------------
                                                                  % of                     % of     Percent
                                                  $ thousands   revenues   $ thousands   revenues    change
                                                  -----------   --------   -----------   --------   -------
Total revenues                                      $47,141      100.0%      $41,014      100.0%      14.9%
Cost of goods sold                                   30,375       64.4%       31,570       77.0%      (3.8)%
                                                    -------                  -------
Gross profit                                         16,766       35.6%        9,444       23.0%      77.5%
Selling, general and administrative expenses         11,288       23.9%        8,965       21.9%      25.9%
Research, development and engineering                 2,532        5.4%        2,788        6.8%      (9.2)%
Restructuring charges                                    --        0.0%        1,648        4.0%    (100.0)%
                                                    -------                  -------
Operating income (loss)                               2,946        6.3%       (3,957)      (9.7)%    174.5%
Income (loss) before provision for income taxes     $ 2,528        5.4%      $(4,251)     (10.4)%    159.5%
                                                    =======                  =======

Net Sales. The growth in total revenues in the third quarter was primarily due to an increase in sales of our energy generation products. Year to date growth in revenue has primarily been from the energy generation and surface mount technology (SMT) products.

The following tables sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue.

                            Three Months Ended                        Nine Months Ended
                 ---------------------------------------   ---------------------------------------
                   October 2, 2005      October 3, 2004      October 2, 2005      October 3, 2004
                 ------------------   ------------------   ------------------   ------------------
                             % of                 % of                 % of                 % of
                    $      revenues      $      revenues      $      revenues      $      revenues
                 -------   --------   -------   --------   -------   --------   -------   --------
United States    $ 2,647     14.3%    $ 4,720     30.6%    $ 7,975     16.9%    $ 9,894     24.1%
Europe             5,214     28.1%      2,904     18.8%     12,263     26.0%      8,463     20.6%
Asia Pacific       9,849     53.1%      7,189     46.7%     24,130     51.2%     21,455     52.4%
Other Americas       833      4.5%        606      3.9%      2,773      5.9%      1,202      2.9%
                 -------              -------              -------              -------
                 $18,543              $15,419              $47,141              $41,014
                 =======              =======              =======              =======

The third quarter of 2005 showed a continued trend of a greater percentage of sales in Asia Pacific. We expect a continuing revenue shift from the United States to Asia which is indicative of our multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has established furnace assembly operations in China to remain competitive in response to this trend.

Gross Profit. The increase in the gross profit percentage for the third quarter and the first nine months of 2005 was principally the result of lower costs in our U.S. operations and due to improvements and expansion in our China assembly and China material sourcing operations, combined with a favorable product mix.

Selling, General and Administrative. The increase in selling, general and administrative expense in absolute dollars and as a percentage of net sales in 2005 was due to increased commission costs resulting from additional sales and higher commission rates as discounts on products decreased. Also, the Company increased its spending for customer service, sales, marketing and administration related costs in line with its expanding business needs.

Research, Development and Engineering. In the third quarter of 2005, the Company has increased its spending on RD&E versus the first half of 2005, although the total spending is below 2004 levels.

Operating Income. The increase in operating income was primarily the result of increased revenues and improved margins.

Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $12 million. Accordingly, no income tax provision is reflected in the Statement of Operations for the three and nine months ended October 2, 2005. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carryforward because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 2, 2005, the Company had $0.6 million in cash and cash equivalents.

During the nine months ended October 2, 2005, the Company used net cash resources of approximately $1.5 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $6.6 million, and an increase in inventory of $0.6 million; offset by an increase in accounts payable of $0.7 million, adding back depreciation and amortization of $0.7 million, an increase in current liabilities of $1.3 million, a decrease in other assets of $0.5 million and a net profit of $2.5 million.

The Company's accounts receivable increased by $6.6 million or 72% in the nine months ended October 2, 2005. The Company has increased its accounts receivable reserves by a similar percentage.

On June 30, 2005, the Company executed a loan modification agreement on its secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $13 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank's prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At October 2, 2005 borrowings outstanding under this agreement were $3.6 million with the borrowing base formula permitting aggregate borrowings of approximately $11.4 million.

We have a mortgage note that is secured by our real property in Billerica, MA. The mortgage note had an outstanding balance at October 2, 2005 of approximately $5.3 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. This mortgage note payable has a balloon payment of $5.1 million due and payable at maturity on December 26, 2006, if the Company does not exercise its option to a three-year contractual extension.

There are no material commitments for capital expenditures as of October 2, 2005.

The Company's business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2006.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We are subject to cyclical downturns in the electronics and semiconductor industry.

Our business depends predominantly on the capital expenditures of electronics and semiconductor manufacturers, which in turn depend on current and anticipated market demand for printed circuit board and integrated circuits and the products that use them. The electronics and semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for electronic and semiconductor processing equipment, including equipment that we manufacture and market. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we may fail to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.

We have shifted a portion of our production capacity to a new and expanding manufacturing facility in Shanghai, China.

In 2004, the Company began manufacturing and material sourcing operations in a new leased facility in Shanghai, China. The volume and variety of the Company's products produced in China has continued to increase throughout 2005. The successful operation of our China facility is important to sustaining our business profitability and allowing us to remain competitive. We need to address successfully the transitional leadership, management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our China operations, our business and profitability will be adversely affected. During 2005, the Company began the construction of additional facilities, which will be leased, and we will need to execute this expansion successfully to realize the benefit of our China operations in 2006 and beyond.

If we are unable to increase sales and reduce costs, our profitability may be affected negatively.

During the first nine months of 2005, we generated net income of $2.5 million. This compares to a loss of $4.3 million during the same period in 2004, which included a restructuring charge of $1.6 million. Our increased net income was mainly due to a combination of a 14.9% increase in net sales and an increase in gross profit percentage from 23.0% to 35.6%, resulting in a 77.5% increase in gross profit dollars. We attribute this increase in gross profit primarily to reduced costs resulting from better procurement management in the U.S. and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of production to China. We may not experience comparable cost reductions in future periods.

In addition, our reported net income will be negatively impacted when we begin to expense stock options pursuant to Statement of Financial Accounting Standards
(SFAS) No. 123 (revised 2004), "Share-Based Payment," which will increase our reported operating expenses. We expect to recognize the effects of SFAS No. 123(R) in our financial statements beginning in the first quarter of 2006.

If we do not have access to additional credit, we may not be able to take advantage of increased growth in the markets that we serve.

Historically, we have relied on access to credit to finance growth of our business. Our bank imposes restrictions on our ability to borrow under our credit agreement. Although we believe this line of credit provides us with sufficient credit to finance our 2006 business plan, it may not be sufficient to allow us to take full advantage of higher than anticipated increases in orders for our products. In addition, if we do not continue to comply with our bank covenants, we may not be able to borrow, and our business would be adversely affected.

If we do not generate positive cash flow from operations, we will need to incur more debt or issue additional stock.

Over the past several years we have consistently used more cash in our operations that we have generated from them and, as a result, have relied on external financing to fund our operations. We will need to generate positive cash flow from our operating activities for our business to be successful. We had $0.6 million in cash as of October 2, 2005. If we borrow additional funds, our level of indebtedness will rise which may harm our financial condition and results of operations by increasing our vulnerability to adverse changes in general economic and industry conditions and limiting our ability to obtain additional financing for capital expenditures, acquisitions and general corporate and other purposes. If, to fund our operations, we issue additional shares of stock, our shareholders may be diluted. Furthermore, we may not be able to obtain additional equity or debt financing on acceptable terms or at all.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.

The industry in which we compete is extremely competitive. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings. If customers prefer products offered by our competitors, we will have difficulty maintaining or increasing our revenue. Our principal competitors for advanced semiconductor packaging are Sikama, Semigear and Heller Industries. Our principal competitors for solder reflow systems are Vitronics-Soltec, Inc. (a Dover Technologies Company), Heller Industries, Futakawa, ERSA, Rehm, and Electrovert-Speedline Technologies. Our systems for the Energy generation markets and other applications compete primarily against SierraTherm Production Furnaces, Inc., RTC, Centrotherm and Harper International Corp. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, or the introduction by our competitors of products with perceived or actual advantages, could result in reduced sales of, or lower margins on, our products. In future years, we expect to face increased competition based on price, particularly from companies in Asia. If we are unable to reduce the costs of our products or introduce new lower cost products, we will lose sales to these competitors.

Our international sales and operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international sales accounted for approximately 83.1% of our consolidated revenue for the nine months ended October 2, 2005. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

     -    fluctuations in currency exchange rates;

     -    the imposition of governmental controls;

     -    import and export license requirements;

     -    political instability;

     -    difficulties enforcing contractual and intellectual property rights;

     -    terrorist activities and armed conflict;

     - restrictions on direct investments by foreign entities and trade restrictions;

     -    changes in tax laws and tariffs;

     - costs and difficulties in staffing and managing international operations; and

     -    longer payment cycles.

In addition, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions.

We conduct a portion of our business in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

Because a majority of our revenue is generated from sales in Asia, our operations are particularly vulnerable to instability in that region and competition from Asian organizations.

During the nine months ended October 2, 2005, approximately 51.2% of our revenue was generated from sales in the Asia Pacific region of the world. Political or economic instability in any of the major Asian economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in Asia could negatively impact spending by our customers.

The occurrence of natural disasters in Asia may adversely impact our operations and sales.

We have an expanding engineering and manufacturing facility in China, and the majority of our sales are made to destinations in Asia. Asia is known for being vulnerable to natural disasters and other risks, such as earthquakes, floods and avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or health crisis could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and we do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner would adversely impact our operations.

We use numerous vendors to supply components for the manufacture of our products. We do not have multiple qualified suppliers for all of the parts we use. Some key parts may only be available from a single supplier. Accordingly, we may experience problems in obtaining adequate and reliable quantities of various components. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Our results of operations will be materially adversely impacted if we are unable to obtain adequate supplies of components in a timely and cost effective manner.

If we fail to maintain positive relationships with particular individuals, we may be unable to successfully grow our business.

Our future operating results depend substantially upon the continued service of our key personnel, some of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we may fail to attract and retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Because the emerging fuel cell technology for the energy generating market has not been commercially proven yet, and we have limited experience in servicing this customer base, we may not be able to successfully grow this business.

The developing fuel cell sector of the energy markets is in a stage of product development without any guarantees of commercial success. There is therefore considerable risk that this technology may not succeed and our business may not develop. We have only recently expanded our product offerings to the fuel cell sector of the energy market. Historically, we have focused on other sectors of the energy markets. Given our limited experience in this segment of the energy generation market, we may encounter problems growing this part of our business.

The market for nuclear fuel pellets used in power generation is dependent upon the further growth in nuclear power production. Consequently, without growth in the production of nuclear power, our opportunities to grow in this area will be limited. In addition, we rely upon export licenses to supply this type of equipment to several countries in the world. Failure to maintain such licenses and obtain new licenses will limit our ability to expand our revenue from this market.

The solar energy sector is dependent upon continuation of governmental subsidies. A decline in these subsidies would reduce our ability to grow this aspect of our business. The solar energy sector also depends on the availability of raw materials such as silicon. Limits in the supply of these raw materials will constrain growth in this sector and, therefore, limit our prospects for increasing sales in this area.

Because our primary computer business system is outdated, a significant malfunction could disrupt the activities of the Company.

Our manufacturing business system is at the end of its life, potentially posing a risk to the operation of our business. Some of the computer system hardware and software have limited support, which could result in an interruption in business activities. Solutions to address these risks include: a disaster recovery plan; hardware and software replacement; and a new enterprise business system being developed, but may not be developed in time. Even if this system does not malfunction, it will not be sufficient to continue to support our operations.

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately, and we may not be able to comply despite substantial effort and expense.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we have already begun documenting and testing our internal controls in a way that we have never before been required to do. We expect this effort will involve substantial time and expense, and we cannot be sure that we will be able to complete the task or that our internal controls will meet the standards that are currently required. In connection with our efforts to date, we have reviewed various significant control deficiencies that have been identified by our registered public accounting firm. The issues involved, among other things, include a computer accounting system that does not meet our current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the documentation of our policies, procedures, and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting, and provide the required auditor attestation, until at least the end of the next fiscal year, there is more than a remote likelihood that our registered public accounting firm could inform us of one or more material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in remediating them within the required time frame.

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

There were no changes to our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the Company has begun the process of preparing for the eventual reporting of the effectiveness of its internal controls over financial reporting required by the Sarbanes-Oxley Act. In connection therewith, management has reviewed various significant control deficiencies that have been identified by its registered public accounting firm. The issues involved, among other things, include a computer accounting system that does not meet the Company's current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the Company's documentation of the policies, procedures and related internal controls surrounding the accounting and financial reporting functions of the Company. Although the Company is not required to report on its assessment of the effectiveness of its internal control over financial reporting, and provide the required auditor attestation, until at least the end of the next fiscal year, there is more than a remote likelihood that its registered public accounting firm could inform the Company of one or more material weaknesses before the Company has completed its compliance and remediation efforts. The Company is working to address the issues raised by these control deficiencies, but it may not be successful in remediating them within the required timeframe.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

                                        BTU INTERNATIONAL, INC.


DATE: November 16, 2005                 BY: /s/ Paul J. van der Wansem
                                            ------------------------------------
                                            Paul J. van der Wansem
                                            President, Chief Executive Officer
                                            (principal executive officer) and
                                            Chairman of the Board of Directors


DATE: November 16, 2005                 BY: /s/ Thomas P. Kealy
                                            ------------------------------------
                                            Thomas P. Kealy
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (principal financial and accounting
                                            officer)