Form 10-K
period 2005-12-31
BTU INTERNATIONAL INC
filed 2006-03-30
CIK 840883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 000-17297
BTU INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-2781248
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

23 ESQUIRE ROAD, NORTH BILLERICA, MASSACHUSETTS (Address of principal executive offices)	01862-2596 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(978) 667-4111

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None Registered
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Each Class
Common Stock, $.01 Par Value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $20,057,310 on June 30, 2005.
      Indicate number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of March 28, 2006: 9,095,898 shares.
DOCUMENTS INCORPORATED HEREIN BY REFERENCE
      The following documents are incorporated herein by reference: Part III — Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.
2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS
Overview
      BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a market-leading supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We also provide thermal process equipment for the solar cell, fuel cell and nuclear fuel industries.
      Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. Our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced high-density surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. Our customers in the energy generation market use our thermal systems to process advanced ceramics and metal alloys which are used in fuel cell, solar cell and nuclear fuel applications.
      We sell products worldwide primarily through a direct technical sales force and through independent sales representatives. Our top revenue generating customers in 2005 included ASE, BP Solar, Celestica, Corning, Hynix, IBM, Inventec, Jurong Hi-Tech, Motorola, Nokia, Sagem, Samsung, Solectron and SPIL.
Industry Background

Electronics Markets
      Demand for increasingly sophisticated electronic devices continues, and we expect that new technologies such as wireless networks, next generation cellular phones and personal digital assistants will drive future growth. Other types of electronic equipment are becoming more complex, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and Ethernet wireless accessories and consumer products such as automobile electronics and digital cameras. Integral to the growth in electronics are advances in technology that result in smaller, lighter and less expensive end products by increasing performance and reducing cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment.
      Printed Circuit Board Assembly. In the printed circuit board assembly process, packaged circuits and other components are attached to printed circuit boards. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow or surface mount reflow. Industry observers estimate that the printed circuit board assembly market is growing at approximately 7% per year. In recent years, several of our markets have been implementing legislation that requires lead free solder processing of printed circuit boards and semiconductors. Japan’s lead free implementation deadline went effective in January 2006, while the implementation deadline for the European Union is scheduled for July 2006. As manufacturers replace non-compliant thermal processing equipment, these market segments are growing at an increased rate.
      Wafer Level and Die Level Semiconductor Packaging. Semiconductor packaging processes include precision thermal processing steps. In advanced semiconductor packaging, processing takes place at both the wafer level and die level. At the wafer level, deposited solder must be thermally treated to form perfectly spherical “bumps.” At the die level, these bumps allow the integrated circuits to be bonded to the semiconductor package using precise thermal processes. Advancements in the semiconductor industry toward higher chip speeds, smaller form factors and reduced costs are driving the transition to wafer level packaging from the traditional wire bonding technique. Industry observers estimate that the semiconductor packaging market for thermal processing systems is growing at approximately 13% per year.

Energy Generation Markets
      The processing of advanced materials used in non-fossil fuel power generation applications is a significant target market. The rising cost of fossil fuels and environmental concerns have increased demand for power generation without the use of fossil fuels. For power generation applications, we serve the photovoltaic, fuel cell and nuclear fuel markets. We support our worldwide energy customers through our global sales and service network.
      Photovoltaics. We offer continuous furnaces for solar cell manufacturing. Processes for this application include diffusion, anti-reflective coatings and thick film silver contact firing. Our Quartz muffle furnaces are used for phosphorus diffusion. Our Atmosphere Pressure Chemical Vapor Deposition furnaces are used in the deposition of anti-reflective coatings. In March 2006, we acquired the product lines of Radiant Technology Corporation (RTC) to expand our product offering to include Infrared (IR) lamp furnaces used for rapid thermal processing of silver contact applications. These systems generally range in price from $180,000 to $500,000.
      Fuel Cells. We offer a range of products used primarily in the manufacturing of SOFCs (Solid Oxide Fuel Cells). Typical processes performed by our equipment in this market are drying, sintering, co-firing and glass to metal sealing. In addition to supplying individual systems, we offer complete turnkey systems for the manufacture of fuel cell components. Drying applications are processed in our CHT series convection drying systems. Sintering and co-firing applications can be in excess of 1500°C. Our Convection Batch and Pusher furnaces are used for these processes. These systems generally range in price from $175,000 to $1.0 million.
      Nuclear Fuel. We offer systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell for up to $2.5 million.
      Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and the shift to low cost regions such as China, particularly by electronics producers, has driven the demand for equipment with a lower cost of ownership.
Technological Challenges
      Thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time. Thermal processing systems must maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the product. In addition, the thermal processing system’s heat convection rate must be varied and controlled as components and materials are processed. The chamber must also dispense heat uniformly across the product at precise temperatures to ensure maximum process uniformity. Also, products must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress. With the increasing use of lead free solder processes, the control window for temperature uniformity has become significantly more critical.
      Another technological challenge for thermal processing systems is achieving precisely controlled atmospheric conditions within the process chamber. In order to facilitate thermal processing without contamination of or damage to the product, many thermal processing systems use a substantially oxygen-free atmosphere of nitrogen or hydrogen in their process chambers. If such gases are used, the entry of contaminating air must be minimized, even though the product enters and exits the system continuously from the ambient atmosphere. Maintaining a pure, safe and controlled atmosphere in the process chamber, while minimizing the consumption of nitrogen or hydrogen gases in order to reduce operating costs, presents significant engineering challenges.
      Handling products in thermal processing systems requires highly reliable conveyance systems that can easily be converted to process a wide variety of products having different specifications, sometimes on side-by-side tracks through the process chamber. The product handling system must also fully support a wide variety of product sizes.
      The mechanical components in thermal processing systems must operate almost continuously in a demanding, elevated temperature environment with frequent thermal cycles. The use of materials that are resistant to high temperature and thermal stress is important to achieving high reliability.
      In applications using flux, the volatile compounds that are vaporized during the thermal processing cycle must be contained and collected so that they do not condense in the system or damage the environment. The efficient containment, collection and disposal of the flux are important factors in achieving high system up time, high throughput and reliability.
Our Solution
      We deliver a broad range of thermal processing systems to serve the needs of manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems are designed to enable our customers to increase throughput and yield for printed circuit board assembly, advanced semiconductor packaging, and energy generation by providing precise atmospheric and temperature control. In addition to the expected high performance of our products, we believe maintaining the quality standards of our organization and our worldwide service and support are important to our success with industry leading global manufacturers.
We believe our customers continue to choose our products because of the following factors:
      Accurate and Uniform Temperature. Our high rate convection and fully enclosed coil heating modules are designed to provide controlled heating capacities across many different applications, thereby enabling our customers to maximize process uniformity and throughput. In addition, our systems are designed to apply heat uniformly across the product load, which is critical to ensure optimum processing. Heat up and cool down profiles are also closely controlled for process consistency and the protection of product.
      Atmosphere Uniformity and Control. Our thermal processing systems are designed to provide precision control over atmospheric conditions within their process chambers by integrating our gas and physical curtain technologies. Our systems are designed to be capable of excluding virtually all oxygen from the critical process steps to maintain the safety and integrity of the process chamber atmosphere. In addition, our systems are intended to minimize the consumption of nitrogen or hydrogen, thereby reducing the operating cost of maintaining the atmosphere.
      Repeatability from System to System. We design our systems with a goal of providing a high degree of repeatability from system to system through our atmospheric and temperature controls and the expected reliability of our systems. This repeatability is achieved through our industry leading closed loop convection technology that is intended to ensure the same convection rate regardless of change in altitude or temperature. This is a critical attribute because our customers must achieve uniform manufacturing performance in plants located throughout the world.
      Processing Flexibility. Major electronics manufacturers process many sizes of printed circuit boards and often need rapid product changeover capabilities. Our systems can process printed circuit boards of different sizes with minimal or no reconfiguration. Rapid changeover reduces down time and increases manufacturing volume. In addition, our high temperature products can be configured for multiple process applications allowing for versatility in materials manufacturing.

      Reliability. Our customers place a high premium on reliability. Reliability is a major contributor to low cost of ownership because high up time can increase the productivity and efficiency of an entire production line. We believe our systems are the most reliable advanced thermal processing systems in the world.
      Systems Integration. We provide fully integrated systems that include automated handling of our products, as well as full software integration with our customers’ factory management systems. This allows our customers to monitor and analyze the process in real time from a central location.
      Worldwide Customer Support. Our goal is to provide our customers with global technical service support, in depth process engineering support and rapid delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with twenty-four hours a day, seven days a week telephonic support and extensive customer training programs.
Our Strategy
      Our objective is to be the leading provider of thermal processing systems to the electronics and energy generation markets. To achieve this goal and maximize value for our shareholders, our strategy is comprised of the following elements:

•	Further penetrate existing markets and customers by developing innovative products with a low cost of ownership and by offering exceptional customer support;

•	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

•	Expand our low-cost manufacturing and engineering operations in China;

•	Deepen relationships with key partners to facilitate product development for next generation technologies, particularly in the rapidly growing energy generation market; and

•	Capitalize on lead free solder process requirements to drive sales growth in the printed circuit board assembly and semiconductor packaging markets by providing products of superior performance, flexibility and value.
Products
      We supply a broad range of thermal processing systems for the electronics and energy generation markets. Our products are used for such applications as printed circuit board assembly, semiconductor packaging and advanced material processing of products used in energy generation. In addition, we have custom product engineering capabilities that allow us to design specific products for unique applications, typically involving high temperatures.

Electronics Markets
      Printed Circuit Board Assembly. We currently sell thermal processing systems used in the solder reflow and cure stages of printed circuit board assembly. Our printed circuit board assembly products are used primarily in the advanced high-density segments of the market, which utilize surface mount technology.
      Our Pyramax family of convection reflow systems is designed on a single platform to be rapidly configurable, which is intended to reduce the product build cycle and allow us to meet customer demands for shorter delivery lead times. We believe Pyramax products offer our customers reduced capital cost, lower nitrogen consumption and reduced scheduled maintenance cycles.
      Pyramax provides increased process flexibility due to its ability to process printed circuit boards up to 24 inches wide. Rated up to 400°C, these products are designed to be capable of operating in air or nitrogen atmospheres and to have increased convection flow for greater performance and lead free processes. Pyramax utilizes impingement technology to transfer heat to the substrate. These systems are offered in 7-zone and 10-zone heated lengths and are capable of processing lead free solder. They generally range in price from $40,000 to $150,000.
      The market need for lead free solder reflow presents a unique problem by raising the process temperature critically close to the destruct temperature of the components that are being attached. Pyramax’s unique closed loop convection control is designed to provide a repeatable tight temperature window optimized for lead free solder reflow.
      The solder reflow process requires the thermal processing system to manage flux residues eliminated during the processing of the printed circuit boards. Pyramax thermal processing systems are equipped with a patented flux management system structured to isolate the flux outside the main process chamber, thereby helping to maintain the integrity of the atmosphere and facilitate easy disposal.
      Wafer Level and Die Level Semiconductor Packaging. We sell several systems for the thermal processes used in advanced semiconductor packaging.
      Flip chip reflow provides the physical and electronic bond of the semiconductor device to its package. The Paragon and Pyramax families of convection reflow systems, utilizing our closed loop convection technology, rate at up to 400°C and operate in air or nitrogen atmospheres. These products utilize impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, it can process substrates in dual track configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in three models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. The products generally range in price from $70,000 to $180,000.
      Our TCAS series of continuous belt thermal processing systems is rated up to 800°C and is designed for wafer bump reflow. It can operate in a variety of controlled atmospheres including hydrogen, using patented gas barrier technology designed to achieve a safe and high purity hydrogen atmosphere. Our TCAS systems generally range in price from $300,000 to $1.2 million for a fully integrated 300mm system.
      We offer fully integrated systems for flux coating and reflow of 200mm and 300mm wafers. The 300mm systems are designed to be fully compliant with I300i protocol and with SEMI S2 and S8 standards. These integrated systems include commercial robotics with FOUP handling, fluxing stations, reflow soldering systems and generally range in price from $500,000 to $1.2 million.

Energy Generation Markets
      The processing of advanced materials used in non-fossil fuel power generation applications is a significant target market. The rising cost of fossil fuels and environmental concerns have increased demand for power generation without the use of fossil fuels. For power generation applications, we serve the solar cell, fuel cell and nuclear fuel markets. We support our worldwide energy customers through our global sales and service network.
      Fuel Cells. We offer a range of products used primarily in the manufacturing of SOFCs. Typical processes performed by our equipment in this market are drying, sintering, co-firing and glass to metal sealing. In addition to supplying individual systems, we offer complete turnkey systems for the manufacture of fuel cell components. Drying applications are processed in our CHT Series convection drying systems. Sintering and co-firing applications can be in excess of 1500°C. Our Convection Batch and Pusher furnaces are used for these processes. These systems generally range in price from $175,000 to $1.0 million.
      Solar Cells. We offer continuous furnaces for solar cell manufacturing. Processes for this application include diffusion, anti-reflective coatings and thick film silver contact firing. Our Quartz TQ Series muffle furnaces are used for phosphorous diffusion. Our Atmosphere Pressure Chemical Vapor Deposition furnaces are used in the deposition of anti-reflective coatings. Our Infrared IR Series tungsten lamp furnaces are used for rapid thermal processing of silver contact applications. These systems generally range in price from $180,000 to $500,000.
      Nuclear Fuels. We offer systems for sintering fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell for up to $2.5 million.
Customers
      Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our top revenue generating customers in 2005 included ASE, BP Solar, Celestica, Corning, Hynix, IBM, Inventec, Jurong Hi-Tech, Motorola, Nokia, Sagem, Samsung, Solectron and SPIL. In 2005, no customer accounted for more than 10% of net sales.
Sales, Marketing and Support
      We market and sell our products primarily through our direct sales force and independent sales representatives throughout the world. Our sales and marketing team is responsible for evaluating the marketplace, generating leads and creating sales programs and literature. Our on-site direct service organization and our independent sales representatives provide ongoing support to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. Our strong global support infrastructure allows us to market future sales within our current customer base and contributes to our competitive position. Our management and sales teams participate in periodic trade conventions, through which we market our products to potential customers.
Research, Development and Engineering
      Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering expense in 2005 was focused on the improved furnace applications for wafer bump reflow, development of thermal solutions for energy generation application processes, the expansion of our Pyramax solder reflow platform with the introduction of the mid sized Pyramax 125, which was developed jointly by BTU engineers in China and the U.S.A., and in support of custom design solutions. Our research, developing and engineering costs for the years ended December 31, 2005, 2004 and 2003 can be found on our Consolidated Statements of Operations, contained herein.
      We have a license and joint development agreement with Boston University focused on optimizing processes and materials used to manufacture solid oxide fuel cells (SOFCs). This program targets challenges that affect planar SOFC manufacturing costs, such as one-step co-firing, lower sintering temperatures and faster binder removal. We believe that this process development program, if successful, will help drive our thermal processing systems solutions for the SOFC market.
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
Manufacturing and Suppliers
      Our principal manufacturing operations consist of final assembly, systems integration and testing at our facilities in North Billerica, Massachusetts and Shanghai, China. We outsource the manufacture of many of our subsystems to a number of key suppliers and attempt to maintain close relationships with them while also maintaining qualified alternative suppliers in the event we exceed the capacity of our key suppliers or otherwise lose access to these suppliers and to maintain a cost down focus. In 2004, we established an engineering and manufacturing facility in Shanghai, China for our printed circuit board products as well as local sourcing of materials.
      In the past year, we have substantially improved our global supply chain and reduced our material costs. These efforts have resulted in a major improvement in gross margins in the Pyramax product line. In this effort, we have upgraded and reorganized our operations organization in the U.S. In addition, we have broadened our supply base in China. We have leveraged our presence there to widen the base of suppliers for the Pyramax family of reflow soldering equipment.
      Continuous improvement in the supply chain is a key strategic imperative. We have established a global sourcing organization, based in China, to further develop high quality, cost effective suppliers throughout the world.
      We continue to invest in software and capital equipment related to our information technology infrastructure and customer support. We have outsourced the manufacture of most of our significant component systems thereby reducing cycle time and increasing our inventory turnover. We seek to adhere closely to the principles of total quality management and have been ISO 9001 certified since 1998 and converted to ISO 9000:2000 in October 2003. Our customers, suppliers and employees are strongly encouraged to provide feedback and suggestions for improvements in products and services.
Intellectual Property
      We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights with nondisclosure and confidentiality agreements with employees, consultants and key customers and with our trademarks, trade secrets and copyrights. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S.
      We license software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.
Backlog
      Backlog as of December 31, 2005, was $15.4 million, compared to $6.4 million as of December 31, 2004. As of December 31, 2005, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.
Competition
      Several companies compete with us in selling thermal processing systems. Although price is a factor in buying decisions, we believe that technological leadership, process capability, throughput, environmental safeguards, uptime, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price.
      Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, Rehm and Electrovert. Our principal competitors for advanced semiconductor packaging are Sikama, SEMIgear and Heller. Our systems for the energy generation markets and other applications compete primarily against products offered by SierraTherm, Centrotherm and Harper. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.
Employees
      As of December 31, 2005, we had 311 employees, of whom 61 are engaged in sales, marketing and service, 33 in research, development and engineering, 36 in finance and administration and 181 in operations. Of these employees, 148 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.
Environmental
      One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2006.

ITEM 1A.	RISK FACTORS
Risks Relating to Our Business

We are subject to cyclical downturns in the electronics and semiconductor industries. Recent favorable financial trends in our business may not be sustained.
      Our business depends predominantly on the capital expenditures of electronics and semiconductor manufacturers, which in turn depend on current and anticipated market demand for printed circuit boards and integrated circuits and the products that use them. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns that have had a material adverse effect on the demand for electronic and semiconductor processing equipment, including equipment that we manufacture and market. During periods of declining demand, we may have difficulty aligning our costs with prevailing market conditions, as well as motivating and retaining key employees. In particular, our inventory levels during periods of reduced demand may be higher than optimal, and we may be required to make inventory valuation adjustments in future periods. During periods of rapid growth, on the other hand, we may fail to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and we may fail to hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.

We have shifted a significant and growing portion of our production capacity to a new and expanding manufacturing facility in Shanghai, China. We may encounter manufacturing problems associated with managing these operations.
      In 2004, we began manufacturing and material sourcing operations in a facility in Shanghai, China. The volume of our products produced in China recently reached approximately a quarter of our total production and we expect this portion to continue to increase substantially in 2006. The successful operation of our facility in China is important to our ability to remain profitable and competitive. We may encounter difficulty with the management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our operation in China, our business and profitability will be adversely affected. During 2005, we began construction of additional facilities in China, and we will need to execute this expansion successfully to realize the benefit of our China operations in 2006 and beyond.

In the past year, we have substantially improved our global supply chain and reduced our material costs. Failure to maintain these cost reductions would negatively affect our profit margins.
      In the past year, we have substantially improved our global supply chain and reduced our materials costs. These efforts have resulted in a major improvement in gross margins in our Pyramax product line. While continuous improvement in the supply chain is a key strategic imperative, we may not be successful in achieving our cost reduction goals, in which case further increases in our gross margins would not be achieved. If our costs increase, our gross margin gains will erode. This could be caused by foreign exchange trends, supplier cost increases, increase in fuel costs and other factors.

Sales of our products to the energy generation markets are subject to substantial risks.
      Fuel Cells. The developing fuel cell sector of the energy markets is in an early stage of product development, without any guarantees of commercial success. There is considerable risk that this technology may not succeed and our sales to this market may not develop. We have only recently expanded our product offerings to the fuel cell sector of the energy market. Given our limited experience in this segment of the energy generation market, we may encounter problems growing this part of our business.
      Solar Energy. The solar energy sector is dependent upon continuation of governmental subsidies that may not continue and the supply of materials that may be constrained. A decline in these subsidies would reduce our ability to grow our business in this market segment. The solar energy sector also depends on the availability of raw materials such as silicon. Limits in the supply of these raw materials will constrain growth in this sector and, therefore, limit our prospects for increasing sales in this area.
      Nuclear Energy. The market for nuclear fuel pellets used in power generation is dependent upon further growth in nuclear power production. Consequently, without growth in the production of nuclear power, our opportunities to grow in this area will be limited. In addition, we may need export licenses to supply this type of equipment to several countries. Failure to maintain such licenses or obtain new required licenses will limit our ability to expand our revenue from this market.

If we are unable to increase sales and reduce costs, our profitability may be affected negatively.
      Although we generated net income of $4.6 million in 2005, we had generated net losses in each of the previous four fiscal years. Our increased net income was due mainly to a combination of a 21.5% increase in net sales and an increase in gross margin from 24.0% to 35.9%, resulting in an 81.4% increase in gross profit. We attribute this increase in gross profit primarily to reduced costs resulting from better procurement management in the U.S. and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of our production to China. We may not experience comparable cost reductions in future periods. Because we compete, in part, based on our reputation for high quality, a malfunction or other problem with any of our products could undermine our ability to increase or maintain our revenues.
      In addition, our reported net income will be negatively impacted when we begin to expense stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) which will increase our reported operating expenses. We expect to recognize the effects of SFAS No. 123(R) in our financial statements beginning in the first quarter of 2006.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.
      The industry in which we compete is extremely competitive. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings. If customers prefer products offered by our competitors, we will have difficulty maintaining or increasing our revenue. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, Rehm and Electrovert. Our principal competitors for advanced semiconductor packaging are Sikama, SEMIgear and Heller. Our systems for the energy generation markets and other applications compete primarily against products offered by SierraTherm, Centrotherm and Harper. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, or the introduction by our competitors of products with perceived or actual advantages, could result in reduced sales of, or lower margins on, our products. In future years, we expect to face increased competition based on price, particularly from companies in Asia. If we are unable to reduce the costs of our products or introduce new lower cost products, we may lose sales to these competitors.

Our international sales and operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.
      Our international sales accounted for 83.8% of our consolidated revenue for 2005. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

•	fluctuations in currency exchange rates;

•	the imposition of governmental controls;

•	import and export license requirements;

•	political instability;

•	difficulties enforcing contractual and intellectual property rights;

•	terrorist activities and armed conflict;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs;

•	costs and difficulties in staffing and managing international operations; and

•	longer payment cycles.
      Additionally, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.
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

A majority of our revenue is generated from sales in the Asia Pacific region. Our operations are particularly vulnerable to instability in this region and competition from organizations based in this region.
      During 2005, 52.6% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over

U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in the Asia Pacific region could negatively impact spending by our customers.

Our business systems to manage our Chinese operations are still being developed. If they are not developed and implemented, it could have a material adverse effect on our business.
      Our supply chain management process in China is manual in nature which limits our global material visibility. Although we are evaluating, upgrading and implementing new enterprise resource planning and material resource planning systems, we may not be successful in doing so. As our Chinese operations grow, the risks associated with a lack of advanced enterprise resource planning and material resource planning systems increase and could disrupt our business.

Our primary computer business system in the U.S. is outdated. A significant malfunction could disrupt our business operations.
      Our U.S. manufacturing business system is at the end of its life, potentially posing a risk to the operation of our business. Some of the computer system’s hardware and software have limited support, which could result in an interruption in business activities. Solutions to address these risks are being developed but may not be successful. Even if our current system does not malfunction, it may not be sufficient to continue to support our operations.

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately, and we may not be able to comply in a timely manner despite substantial effort and expense.
      The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we have already begun documenting and testing our internal controls in a way that we have never before been required to do. We expect this effort will involve substantial time and expense. In part because we limited the resources we devoted to this effort when we were recently incurring losses, we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. In connection with our efforts to date, we have reviewed various significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, a computer accounting system that does not meet our current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the documentation of our policies, procedures, and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting, and provide the required auditor attestation, until at least the end of the next fiscal year, there is a reasonable likelihood that our registered public accounting firm will inform us of one or more material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in remediating them within the required time frame.

If we fail to maintain positive relationships with key personnel, we may be unable to successfully grow our business.
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
      We use numerous vendors to supply components for the manufacture of our products. We do not use multiple qualified suppliers for all of our parts. Some key parts may only be available from a single supplier. Accordingly, we may experience problems in obtaining adequate and reliable quantities of various components. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Our results of operations will be materially adversely impacted if we are unable to obtain adequate supplies of components in a timely and cost effective manner.

The occurrence of natural disasters in the Asia Pacific region may adversely impact our operations and sales.
      We have an expanding engineering and manufacturing facility in China, and the majority of our sales are made to destinations in the Asia Pacific region. This region is known for being vulnerable to natural disasters and other risks, such as earthquakes, floods and avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or health crisis could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and we do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such a disaster, our business would suffer.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management and could make acquisitions more difficult.
      Our certificate of incorporation and by-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our certificate of incorporation provides that our stockholders may not take action by written consent. This provision may have the effect of preventing or hindering attempts by our stockholders to replace our current management. Furthermore, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the corporation’s board of directors approves the transaction. Our board of directors may use this provision to prevent changes in our management. Also, our board of directors may adopt additional anti-takeover measures in the future.

Our officers and directors may be able to block proposals for a change in control.
      Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 17.5% of our outstanding common stock as of December 31, 2005. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS
      None.

ITEM 2.	PROPERTIES
Facilities
      We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot facility. We also operate an approximately 45,000 square feet leased manufacturing and engineering facility in Shanghai, China. We currently run our manufacturing facilities on a multi-shift basis. We believe that our plants in the U.S. and China provide sufficient manufacturing capacity into the foreseeable future.
      In England, we lease a facility for our European and Near East sales and service operations. We also rent office space in Paris, France. In the Asia Pacific region, we lease sales and service offices in Shanghai and Beijing, China; Singapore; Penang, Malaysia; and Cavite, Philippines.

ITEM 3.	LEGAL PROCEEDINGS
      There were no material legal proceedings pending as of the time of this filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table lists our executive officers and their ages as of December 31, 2005:

Name	Age	Position

Paul J. van der Wansem	66	Chairman and Chief Executive Officer
Thomas P. Kealy	63	Vice President, Chief Accounting Officer and Corporate Controller
James M. Griffin	48	Vice President, Global Sales and Service and Corporate Officer
Thomas F. Nash	52	Vice President, Global Operations and Marketing and Corporate Officer
      Paul J. van der Wansem, the Chairman of our board of directors since 1979, returned as our Chief Executive Officer in October 2004 after a two-year hiatus. He previously served as our Chief Executive Officer from 1979 to July of 2002. From December 1977 to 1981, he served as Vice President of Holec, N.V., a Dutch electronics company, and from 1978 through 1981 he was President of Holec (USA), Inc. From 1973 to 1977, Mr. van der Wansem worked as a Management Consultant for the Boston Consulting Group, Inc., and from 1970 through 1973, Mr. van der Wansem worked as an Adjunct Director of First National City Bank in Amsterdam and New York. Mr. van der Wansem received an undergraduate degree in automotive engineering from Bromsgrove College, England, and holds an M.B.A. from IMD, Switzerland.
      Thomas P. Kealy has been our Vice President, Corporate Controller and Chief Accounting Officer since February 1991. He has also been our Corporate Controller since joining us in July 1985. Prior to 1985, Mr. Kealy served for 14 years in various financial management positions, including Division Controller for Polaroid Corporation. Earlier he was the Corporate Controller for Coro, Inc. and Lebanon, Inc. Mr. Kealy holds a B.S. in Finance and Accounting from Bentley College and an M.B.A. from Clark University.
      James M. Griffin has been our Vice President Global Sales and Service since April 2005. Previously, Mr. Griffin was our Vice President Sales-Americas, and has held a number of positions within our sales organization. He has been with us for 22 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

      Thomas F. Nash, our Vice President, Global Operations and Marketing, joined us as Vice President of Marketing in January 2004. Mr. Nash manages our global operations. He is also responsible for surface mount technology engineering, product development and marketing. From 1998 to 2003, Mr. Nash served as President of CIMCIS, Ltd., a supplier of real-time process control software. Mr. Nash previously held positions in general management, sales, marketing management and product development at Black & Decker Corporation and Vitronics Corporation. He holds a B.S. from Boston College and an M.B.A. from Babson College.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Price Range of Common Stock
      Our common stock is quoted on the NASDAQ National Market under the symbol “BTUI.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low

Year Ended December 31, 2004
First Quarter	$6.80	$3.65
Second Quarter	6.31	4.75
Third Quarter	5.44	3.33
Fourth Quarter	4.10	2.50
Year Ended December 31, 2005
First Quarter	3.49	2.75
Second Quarter	4.12	3.00
Third Quarter	10.50	3.70
Fourth Quarter	16.90	9.11
      As of March 28, 2006, we had 459 record holders of our common stock.
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

Equity Compensation Plan Information
      The following chart sets forth information for the year ended December 31, 2005, regarding equity based compensation plans of the Company.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	525,378	$4.43	961,839
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	525,378	$4.43	961,839

ITEM 6.	SELECTED FINANCIAL DATA
      The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2004 and December 31, 2005 have been derived from our consolidated financial statements audited by independent public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2001 and December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2001, December 31, 2002 and December 31, 2003 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,

Consolidated Statement of Operations Data:	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Net sales	$47,057	$30,631	$28,490	$54,639	$66,407
Cost of goods sold	31,625	21,030	22,098	41,503	42,575

Gross profit	15,432	9,601	6,392	13,136	23,832
Selling, general and administrative	16,328	13,413	9,419	11,528	15,343
Research, development and engineering	5,001	3,587	3,382	3,691	3,206
Restructuring charge and executive retirement	—	1,350	190	1,648	—

Operating income (loss)	(5,897)	(8,749)	(6,599)	(3,731)	5,283
Interest expense, net	(53)	(150)	(304)	(452)	(563)
Other income (expense)	2	12	(148)	2	—

Income (loss) before provision (benefit) for income taxes	(5,948)	(8,887)	(7,051)	(4,181)	4,720
Net income (loss)	$(3,747)	$(7,072)	$(6,829)	$(4,181)	$4,619

Earnings (loss) per share:
Basic	$(0.54)	$(1.03)	$(0.97)	$(0.58)	$0.62
Diluted(1)	$(0.54)	$(1.03)	$(0.97)	$(0.58)	$0.60
Weighted average shares outstanding:
Basic	6,928	6,886	7,042	7,185	7,421
Diluted(1)	6,928	6,886	7,042	7,185	7,672

	December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,716	$13,847	$6,659	$372	$15,460
Working capital	26,571	21,411	16,060	12,936	35,368
Total assets	37,386	31,514	25,654	27,058	48,905
Total liabilities	10,185	10,413	10,834	16,407	16,422
Stockholders’ equity	27,651	21,101	14,820	10,651	32,483

(1)	Common share equivalents are anti dilutive when in a loss position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a market-leading supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We also provide thermal process equipment for the solar cell, fuel cell and nuclear fuel industries.
      Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmosphere parameters. Our convection solder reflow systems are used to attach electronic components to printed circuit boards, primarily in the advanced high-density surface mount segments of the market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. Our customers in the energy generation market use our thermal systems to process advanced ceramics and metal alloys which are used in fuel cell, solar cell and nuclear fuel applications.
      In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. During 2005, we began construction of additional leased facilities, which will be fully operational in the second quarter of 2006 in China, which are needed for further expansion in the Asia Pacific region. In addition, in 2005, we expanded our product development capability to China, creating a global engineering team. This team developed and commercially introduced our latest Pyramax product and continues to collaborate on additional product initiatives.
      In the past year, we have substantially improved our U.S. and global supply chain and reduced our materials costs. These efforts have resulted in a major improvement in gross margins in primarily our Pyramax product line, manufactured in both our U.S. and China factories.
Critical Accounting Policies
      The following is a discussion of those accounting policies that we deem to be “critical” — that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.
      Revenue Recognition. We recognize revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104, “Revenue Recognition.” Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those provisions has not been previously demonstrated. Furthermore, we recognize revenue upon completion of installation for products that require installation for which the installation is essential to functionality or is not inconsequential or perfunctory. Revenue for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.
      Applying the requirements of SAB No. 101 and SAB No. 104 to future sales arrangements used in our equipment sales may result in the deferral of the revenue for some equipment sales.
      We also have certain sales transactions for products which are not completed within the normal operating cycle of the business. It is our policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist: (1) we received the purchase order or entered into a legally binding contract, (2) the customer is credit worthy and collection is probable or customer prepayments are required at product completion milestones or specific dates, (3) the sales value of the product to be delivered is significant in amount when compared to our other products, and (4) the costs can be reasonably estimated, there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.
      Under the percentage of completion method, revenue and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.
      Inventory Valuation. Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

RESULTS OF OPERATIONS
      The following table sets forth the percentage of net sales of certain items in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	December 31,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.6%	76.0%	64.1%

Gross profit	22.4%	24.0%	35.9%
Operating expenses:
Selling, general and administrative	33.0%	21.1%	23.1%
Research, development and engineering	11.9%	6.7%	4.8%
Restructuring charge and executive retirement	0.7%	3.0%	0.0%

Operating income (loss)	(23.2)%	(6.8)%	8.0%
Interest income	0.2%	0.0%	0.0%
Interest expense	(1.3)%	(0.9)%	(0.9)%
Other expense, net	(0.5)%	0.0%	0.0%

Income (loss) before provision (benefit) from income taxes	(24.8)%	(7.7)%	7.1%
Provision (benefit) from income taxes	(0.8)%	0.0%	0.2%

Net income (loss)	(24.0)%	(7.7)%	6.9%

FISCAL YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004
      Net Sales. Net sales increased 21.5% from $54.6 million in 2004 to $66.4 million in 2005. The 2005 percentage increases in net sales were across the Company’s markets from Energy Generation to Surface Mount Technology to Semi Packaging systems as all the markets were expanding.
      The percentage of net sales attributable to our customers in the United States decreased in 2005 by 8.5%, net sales attributable to our customers in Europe increased by 4.5%, net sales attributable to our Asia Pacific customers increased by 0.5% and net sales attributable to our customers in the other Americas increased by 3.5%. The decrease in the percentage of net sales to United States customers reflects the shift in the electronics business to Asia Pacific. This continuing revenue shift from the United States to Asia is indicative of our U.S.A. based multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved in this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.
      Gross Profit. Gross profit increased 81.4% from $13.1 million in 2004 to $23.8 million in 2005 and, as a percentage of net sales, increased from 24.0% in 2004 to 35.9% in 2005. The increase in gross profit as a percentage of sales for 2005 was primarily the result of significant cost reductions for the raw materials for the Company’s Pyramax as well as other products and significant savings resulting from the Company’s expansion of its China manufacturing facilities.
      Selling, General and Administrative. Selling, general and administrative costs increased 33.1% from $11.5 million in 2004 to $15.3 million in 2005, and as a percentage of net sales, increased from 21.1% to 23.1%. The increase in costs in 2005 represents the adjustments required to properly service our customers and support the SG&A needs of a growing and profitable global business.
      Research, Development and Engineering. Research, development and engineering costs decreased 13.1% from $3.7 million in 2004 to $3.2 million in 2005, and as a percentage of net sales, decreased from

6.7% in 2004 to 4.8% in 2005. In 2005, the Company shifted part of its development resources to focus on the opportunities presented by the energy generation market and initiated design engineering activities in our Shanghai operations.
      Operating Income(Loss). The Company went from an operating loss of $(3.7) million in 2004 to an operating income of $5.3 million in 2005, and as a percentage, operating loss decreased from (6.8)% of net sales in 2004 to an operating income of 8.0% of net sales in 2005.
      Interest income(expense),net. Interest expense increased by 24.6% from $452,000 in 2004 to $563,000 in 2005 primarily as a result of increased borrowings by the Company on its line of credit with the bank.
      Income Taxes. The Company has recorded a tax expense of $101,000 in 2005. This amount is the result of the Company recording a current tax provision of $210,000 offset by a tax account adjustment of $109,000. The Company’s statutory federal income tax rate is 34%.
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
      The percentage of net sales attributable to our customers in the United States decreased in 2004 by 3.7%, net sales attributable to our customers in Europe decreased by 1.0%, net sales attributable to our Asia Pacific customers increased by 4.7% and net sales attributable to our customers in the other Americas remained the same as compared to 2003. The decrease in the percentage of net sales to United States customers reflects the shift in the electronics business to Asia Pacific. This continuing revenue shift from the United States to Asia is indicative of our U.S.A. based multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved within this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.
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
      Research, Development and Engineering. Research, development and engineering costs increased 9.1% from $3.4 million in 2003 to $3.7 million in 2004, and as a percentage of net sales, decreased from 11.9% in 2003 to 6.8% in 2004. In 2004, the Company continued its spending on new product development to meet the future product needs of its customers.
      Restructuring. In the third quarter of 2004, the Company recorded a $1.6 million restructuring charge. In summary, these charges were the result of a redirection of development programs, resulting in the write-off of assets including the impairment of goodwill from an acquisition, and severance costs, primarily related to the departure of the previous CEO.
      Sagarus Robotics Corporation was acquired in April 2003 with the intent to use the technology acquired to provide us supplied robotic automation in its wafer bump processing equipment. The

Company’s efforts have proven commercially unsuccessful and we decided to supply robotic automation on its equipment from other established automation vendors.
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
      The Company reduced its Billerica, MA work force by 11 employees (7 direct labor, 2 manufacturing engineering and 2 finance) with an expected annual savings of $0.6 million. Severance payments for these reductions will end in the first quarter of 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2005, we had $15.5 million in cash and cash equivalents.
      During 2005, we used net cash resources of approximately $0.1 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $7.3 million and an increase in inventory of $0.6 million, offset by an increase in accounts payable of $0.7 million, adding back depreciation and amortization of $0.8 million, an increase in liabilities of $1.7 million, and a net profit of $4.6 million.
      On December 12, 2005, we sold 1,250,000 shares of our common stock in a secondary offering raising approximately $15 million in net cash to support our growth requirements.
      At December 31, 2005, the Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At December 31, 2005, there were no borrowings outstanding under this agreement.
      The Company has a mortgage note that is secured by our real property in Billerica, Massachusetts. The mortgage note had an outstanding balance at December 31, 2005 of approximately $5.3 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the rate of 5.42% per annum. This mortgage note payable has a balloon payment of $5.1 million due and payable at maturity on December 26, 2006, if we do not exercise our option to a three-year contractual extension. The Company expects to refinance the existing mortgage facility on its North Billerica, MA property in the first half of 2006. The Company expects that the new mortgage facility will be a $10 million facility, will carry an interest rate of 6.84% and will have a term of ten years. As the Company has the ability and intent to extend the note payments, the Company has classified the remaining mortgage note payable at December 31, 2005 as long-term.
      We had no material commitments for capital expenditures as of December 31, 2005.
      Our business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2006.
CONTRACTUAL OBLIGATIONS
      The Company’s contractual obligations at December 31, 2005 were (in thousands):

	Payments Due by Period

		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$5,272	$—	$—	$5,272	$—
Capital leases	17	5	12	—	—
Operating leases	885	368	317	200	—
Open purchase orders	3,247	3,247	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$9,421	$3,620	$329	$5,472	$—
OTHER MATTERS
      The impact of inflation and the effect of foreign exchange rate changes during 2005 have not had a material impact on our business and financial results.
RECENT ACCOUNTING PRONOUNCEMENTS
      FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123; Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. SFAS 123(R) requires the use of either the modified prospective application or modified retrospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	all new awards issued after the effective date;

•	all modifications, repurchased or cancellations of existing awards after the effective date; and

•	unvested awards at the effective date.

      For unvested awards, the compensation cost related to the remaining “requisite service” that has not been rendered at the effective date will be determined by the compensation cost calculated currently for disclosure purposes under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, we anticipate the adoption of this statement will not result in the recognition of material additional compensation cost.
      SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in SFAS 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises after the effective date of January 1, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK DISCLOSURE
      Our primary market risk exposure is in the area of foreign currency exchange rate risk as we are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign service locations.
      As of December 31, 2005, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by item 8 of Form 10-K is presented here in the following order:

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
      The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2005, with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.
SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Quarter Ended

	Apr. 04,	July 04,	Oct. 03,	Dec. 31,	Apr. 03,	July 03,	Oct. 02,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except per share data)
Net sales	$11,293	$14,303	$15,419	$13,624	$12,792	$15,806	$18,543	$19,267
Cost of goods sold	8,643	11,035	11,892	9,932	8,277	10,218	11,880	12,201

Gross profit	2,650	3,268	3,527	3,692	4,515	5,588	6,663	7,066
Selling, general and administrative	2,640	3,098	3,228	2,562	3,444	3,813	4,031	4,055
Research, development and engineering	917	981	890	903	772	867	893	674
Restructuring and executive retirement	—	—	1,648	—	—	—	—	—

Income (loss) from operations	(907)	(811)	(2,239)	227	299	908	1,739	2,337
Interest expense, net	(72)	(84)	(140)	(155)	(132)	(138)	(148)	(145)
Other income (expense), net	(1)	3	—	(2)	—	—	—	—

Income (loss) before provision for income taxes	(980)	(892)	(2,379)	70	167	770	1,591	2,192
Provision for income tax	—	—	—	—	—	—	—	101

Net income (loss)	$(980)	$(892)	$(2,379)	$70	$167	$770	$1,591	$2,091

Earnings (loss) per share:
Basic	$(0.14)	$(0.12)	$(0.33)	$0.01	$0.02	$0.11	$0.22	$0.27
Diluted	$(0.14)	$(0.12)	$(0.33)	$0.01	$0.02	$0.11	$0.20	$0.25
Weighted average number of shares outstanding:
Basic	7,162	7,187	7,196	7,197	7,219	7,247	7,384	7,849
Diluted	7,162	7,187	7,196	7,266	7,291	7,367	7,779	8,279

	Quarter Ended

	Apr. 04,	July 04,	Oct. 03,	Dec. 31,	Apr. 03,	July 03,	Oct. 02,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	Percentage of net sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.5%	77.2%	77.1%	72.9%	64.7%	64.6%	64.1%	63.3%

Gross profit	23.5%	22.8%	22.9%	27.1%	35.3%	35.4%	35.9%	36.7%
Selling, general and administrative	23.4%	21.6%	20.9%	18.8%	26.9%	24.1%	21.7%	21.0%
Research, development and engineering	8.1%	6.8%	5.8%	6.6%	6.1%	5.5%	4.8%	3.5%
Restructuring and executive retirement	0.0%	0.0%	10.7%	0.0%	0.0%	0.0%	0.0%	0.0%

Income (loss) from operations	(8.0)%	(5.6)%	(14.5)%	1.7%	2.3%	5.8%	9.4%	12.2%
Interest expense, net	(0.7)%	(0.6)%	(0.9)%	(1.2)%	(1.0)%	(0.9)%	(0.8)%	(0.8)%

Income (loss) before provision for income taxes	(8.7)%	(6.2)%	(15.4)%	0.5%	1.3%	4.9%	8.6%	11.4%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.5%

Net income (loss)	(8.7)%	(6.2)%	(15.4)%	0.5%	1.3%	4.9%	8.6%	10.9%

      During the eight quarters in 2004 and 2005, net sales began at a low of $11.3 million and ended at a high of $19.3 million. This increase was in the Company’s Surface Mount Technology, Semi Packaging and Energy Generation products.
      Gross profits as a percentage of net sales during the last eight quarters began at 23.5% and ended at 36.7%. The increase in gross profit as a percentage of sales for 2005 was primarily the result of significant cost reductions for the raw materials for the Company’s Pyramax products and significant savings resulting from the Company’s expansion of its China manufacturing facilities.
      Selling, general and administrative costs during the last eight quarters in 2004 and 2005 increased from a low of $2.6 million to a high of $4.1 million. The increase in costs in 2005 represents the adjustments required to properly service our customers and support the SG&A needs of a growing and profitable global business.
      Research, development and engineering costs for the eight 2004 and 2005 quarters ranged from a high of nearly $1 million to a low of $0.7 million.
      Income from operations improved in line with the increase in gross margin percentage.

BTU INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2005	2004

	(In thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$15,460	$372
Accounts receivable, less reserves of $388 and $172 at December 31, 2005 and 2004	16,519	9,170
Inventories, net	13,933	13,354
Other current assets	489	646

Total current assets	46,401	23,542

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	7,990	7,999
Machinery and equipment	8,104	7,850
Furniture and fixtures	1,021	875

	17,325	16,934
Less accumulated depreciation	(14,982)	(14,245)

Net property, plant and equipment	2,343	2,689

Other assets, net	161	827

Total assets	$48,905	$27,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$183	$173
Borrowings under line of credit	—	2,185
Trade accounts payable	6,069	5,417
Customer deposits	601	39
Accrued expenses	4,180	2,792

Total current liabilities	11,033	10,606
Long-term debt and capital lease obligations, less current maturities	5,106	5,289
Long-term deferred compensation	283	512

Total liabilities	16,422	16,407

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value — 5,000,000 shares
authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value — 25,000,000 shares
authorized; 10,039,759 shares issued and 8,890,749 shares outstanding at December 31, 2005 and 8,356,448 shares issued and 7,207,438 shares outstanding at December 31, 2004	100	83
Additional paid in capital	39,746	22,529
Deferred compensation	(49)	—
Accumulated deficit	(3,356)	(7,975)
Less: treasury stock at cost, 1,149,010 shares at December 31, 2005 and December 31, 2004	(4,177)	(4,177)
Accumulated other comprehensive income	219	191

Total stockholders’ equity	32,483	10,651

Total liabilities and stockholders’ equity	$48,905	$27,058

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net sales	$66,407	$54,639	$28,490
Cost of goods sold	42,575	41,503	22,098

Gross profit	23,832	13,136	6,392

Selling, general and administrative	15,343	11,528	9,419
Research, development and engineering	3,206	3,691	3,382
Restructuring and executive retirement	—	1,648	190

Operating income (loss)	5,283	(3,731)	(6,599)

Interest income	3	18	67
Interest expense	(566)	(470)	(371)
Other income (expense)	—	2	(148)

Income (loss) before provision (benefit) for income taxes	4,720	(4,181)	(7,051)
Provision (benefit) for income taxes	101	—	(222)

Net income (loss)	$4,619	$(4,181)	$(6,829)

Income (loss) per share:
Basic	$0.62	$(0.58)	$(0.97)
Diluted	$0.60	$(0.58)	$(0.97)
Weighted average number of shares outstanding:
Basic shares	7,421	7,185	7,042
Diluted shares	7,672	7,185	7,042
The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock				Retained	Treasury Stock		Accumulated
			Additional		Earnings			Other
	# of		Paid-In	Deferred	(Accum.	# of		Comprehensive
	Shares	$	Capital	Comp.	Deficit)	Shares	$	Income	Total

	(In thousands)
Balance at December 31, 2002	8,152	$81	$21,976	$(71)	$3,035	1,149	$(4,177)	$257	$21,101
Net loss	—	—	—	—	(6,829)	—	—	—	(6,829)
Exercise of stock options	142	2	373	—	—	—	—	—	375
Translation adjustment	—	—	—	—	—	—	—	120	120
Deferred compensation	—	—	—	53	—	—	—	—	53

Balance at December 31, 2003	8,294	$83	$22,349	$(18)	$(3,794)	1,149	$(4,177)	$377	$14,820
Net loss	—	—	—	—	(4,181)	—	—	—	(4,181)
Exercise of stock options	62	—	180	—	—	—	—	—	180
Translation adjustment	—	—	—	—	—	—	—	(186)	(186)
Deferred compensation	—	—	—	18	—	—	—	—	18

Balance at December 31, 2004	8,356	$83	$22,529	$—	$(7,975)	1,149	$(4,177)	$191	$10,651
Net income		—	—	—	$4,619	—	—	—	4,619
Exercise of stock options	434	4	2,219	—	—	—	—	—	2,223
Issuance of common stock, net of issuance costs of $1,271	1,250	13	14,998	—	—	—	—	—	15,011
Translation adjustment	—	—	—	—	—	—	—	28	28
Deferred compensation, net of amortization	—	—	—	(49)	—	—	—	—	(49)

Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Comprehensive income is calculated as follows:
Net income (loss)	$4,619	$(4,181)	$(6,829)
Other comprehensive gain/(loss)
Foreign currency translation adjustment	28	(186)	120

Comprehensive income (loss)	$4,647	$(4,367)	$(6,709)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,619	$(4,181)	$(6,829)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	831	1,025	1,114
Provision for bad debts	167	—	—
Provision for inventory	375	(64)	(477)
Loss on sale of cash surrender value of officers life insurance	—	—	115
Stock based compensation	11	18	53
Net change in operating assets and liabilities:
Accounts receivable	(7,516)	(3,097)	(1,541)
Inventories	(954)	(5,495)	(630)
Other current assets	157	(177)	(52)
Refundable income taxes	—	—	1,700
Other assets	(78)	541	(141)
Accounts payable	652	2,857	(41)
Customer deposits	562	(297)	123
Accrued expenses	1,388	1,112	(890)
Deferred compensation	(289)	(146)	(192)

Net cash used in operating activities	(75)	(7,904)	(7,688)

Cash flows from investing activities:
Purchases of property, plant and equipment	(429)	(424)	(305)
Proceeds from sale of cash surrender value of officers life insurance	—	—	117
Cash paid for acquisition	—	—	(380)

Net cash used in investing activities	(429)	(424)	(568)

Cash flows from financing activities:
Proceeds from refinance of mortgage note	—	—	5,600
Principal payments under long-term debt and capital lease agreements	(173)	(138)	(4,339)
Net borrowings (payments) under revolving credit agreement	(2,185)	2,185	—
Restricted cash	688	—	(688)
Issuance of common stock	15,011	—	—
Proceeds from the exercise of stock options	2,223	180	375

Net cash provided by financing activities	15,564	2,227	948

Effects of exchange rates on cash	28	(186)	120

Net increase (decrease) in cash and cash equivalents	15,088	(6,287)	(7,188)
Cash and cash equivalents, beginning of period	372	6,659	13,847

Cash and cash equivalents, end of period	$15,460	$372	$6,659

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$563	$470	$371
Income taxes	$151	$—	$(1,922)
Non-cash disclosure:
Acquisition of Sagarus Robotics Corporation
Fair value of assets acquired	$—	$—	$540
Less fair value of liabilities assumed	$—	$—	$(160)

Cash paid	$—	$—	$380
The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
      BTU International, Inc. and its wholly owned subsidiaries (the Company) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and energy generation industries.

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES
      The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The primary estimates used in the consolidated financial statements include percent complete revenue, inventory valuation, allowance for doubtful accounts, warranty reserves and income tax valuation allowance

CASH AND CASH EQUIVALENTS
      The Company has classified certain liquid financial instruments, with original maturities of three months or less, as cash equivalents. These financial instruments are carried at cost, which approximates fair value.

ACCOUNTS RECEIVABLE
      Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $216, $0 and $0 for 2005, 2004 and 2003, respectively. The Company has increased its allowance for doubtful accounts from December 31, 2004 to December 31, 2005 from $172 to $388.

INVENTORIES
      Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.
      Inventories consist of the following (in thousands):

	Years Ended
	December 31,

	2005	2004

Raw materials and manufactured components	$8,491	$7,972
Work-in-process	3,571	3,770
Finished goods	1,871	1,612

	$13,933	$13,354

      The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. In 2005, 2004 and 2003, respectively, $166,000, $60,000 and $200,000 were recorded as a charge to cost of goods sold to provide for excess and obsolete

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventories. The Company also records, as a charge to cost of goods sold, any amounts required to reduce the carrying value of the finished goods inventory to net realizable value. In 2005, 2004, and 2003, respectively, $424,000, $459,000 and $243,000 were recorded as a charge to cost of goods sold to reduce the carrying value of inventory to net realizable value. Additionally, the Company sold inventory that had a provision in the amounts of $215,000, $583,000 and $920,000 for the years ending 2005, 2004 and 2003.

PROPERTY, PLANT AND EQUIPMENT
      The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Furniture and fixtures	5-8 years
Leasehold improvements	3 years
      Depreciation expense was $775,000, $902,000 and $1,062,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.
      The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments of intangible assets or property, plant and equipment have been identified during the year ended December 31, 2005.

OTHER ASSETS
      Other assets consist of the following (in thousands):

	2005	2004

Restricted cash	$—	$688
Net deferred financing costs	56	111
Other receivable	78	0
Other	27	28

Total	$161	$827

      Deferred financing costs capitalized in 2004, are being amortized over three years, the term of the mortgage note. Amortization on deferred financing costs was $56,000, $84,000 and $13,000 in 2005, 2004 and 2003, respectively. Amortization on intellectual property acquired in 2003 was $39,000 in both 2004 and 2003. The goodwill and intellectual property was written-off in the third quarter 2004 as part of the $1.6 million restructuring charge.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TRANSLATION OF FOREIGN CURRENCIES
      Assets and liabilities of the Company’s foreign operations are translated from their functional currency into United States dollars at year end exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders’ equity, as the functional currency of the subsidiaries is their local currency, and the reporting currency of the Company is the U.S. dollar. Exchange gains and losses (if any) arising from transactions denominated in foreign currencies are included in income as incurred. Such exchange gains or losses were not material during the periods presented.

PATENTS
      The Company has patents in the United States and certain foreign countries for some of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION
      The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.
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
      Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended 2005, 2004 and 2003, $3,435,000, $1,570,000 and $640,000, respectively, was recognized as revenue using the percentage of completion method.
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

EARNINGS PER SHARE INFORMATION
      Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 729,139 and 1,186,395 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively. However, these options could become dilutive in future periods. There were no antidilutive options for the year ended December 31, 2005.

Recent Accounting Pronouncements
      FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123; Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. SFAS 123(R) requires the use of either the modified prospective application or modified retrospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	all new awards issued after the effective date;

•	all modifications, repurchased or cancellations of existing awards after the effective date; and

•	unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining “requisite service” that has not been rendered at the effective date will be determined by the compensation cost calculated currently for disclosure purposes under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R) effective January 1, 2006. Based on the current options outstanding, we anticipate the

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption of this statement will not result in the recognition of material additional compensation cost in the year of adoption.
      SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in SFAS 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises after the effective date of January 1, 2006.

RECLASSIFICATION
      Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2)	ACCRUED EXPENSES
      Accrued expenses at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Accrued commissions	$1,356	$823
Accrued warranty	1,036	635
Accrued income taxes	86	33
Accrued severance	—	312
Accrued bonus	687	—
Accrued start up	339	162
Payroll and payroll taxes	389	331
Other	287	309

	$4,180	$2,792

Warranties
      The Company provides standard warranty coverage for parts and labor for 12 months and special extended material only coverage on certain other products. The Company sets aside a reserve for anticipated warranty claims based on historical warranty claims as a percentage of revenue by product line. The reserve for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged against expense. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2005 and 2004:

	2005	2004

	(In thousands)
Beginning balance	$635	$635
Plus: accruals related to new sales	996	844
Less: warranty claims incurred	(580)	(592)
Less: reversal of excess requirements	(15)	(252)

Ending balance	$1,036	$635

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES
      At December 31, 2005, the Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At December 31, 2005, there were no borrowings outstanding under this agreement.
      The Company has a mortgage note that is secured by our real property in Billerica, Massachusetts. The mortgage note had an outstanding balance at December 31, 2005 of approximately $5.3 million. The mortgage requires monthly payments of $38,269, which includes interest calculated at the fixed rate of 5.42% per annum. This mortgage note payable has a balloon payment of $5.1 million due and payable at maturity on December 26, 2006, if the Company does not exercise its option to a three-year contractual extension. The Company expects to refinance the existing mortgage facility on its North Billerica, MA property in the first half of 2006. The Company expects that the new mortgage facility will be a $10 million facility, will carry an interest rate of 6.84% and will have a term of ten years. As the Company has the ability and intent to extend the note payments, the Company has classified the remaining mortgage note payable at December 31, 2005 as long-term.
      Long Term Debt at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Mortgage note payable	$5,272	$5,440
Capital lease obligations, interest rate of 6.75%	17	22

	5,289	5,462
Less — current maturities	183	173

	$5,106	$5,289

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The capital lease obligations relate to one equipment lease used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt, capital and operating lease obligations by year are as follows (in thousands):

		6.75%
	5.42%	Capital	Operating
	Mortgage	Leases	Leases	Total

2006	$—	$5	$368	$373
2007	—	6	317	323
2008	—	6	233	239
2009	5,272	—	200	5,472

	$5,272	$17	$1,118	$6,407

      The Company has operating leases for its Shanghai manufacturing operations that allow extensions. As of December 31, 2005, the future minimum lease commitment for this facility is $50,000.
      The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $200,000 in 2005, $200,000 in 2004, and $196,000 in 2003. The Company has a lease of approximately $200,000 in rent expense per year through March 2010. As of December 31, 2005, the future minimum lease commitment for this facility is $850,000, payable as follows: $200,000 for each of the years 2006 through 2009, $50,000 for 2010.
      The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

(4)	FOREIGN OPERATIONS
      The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2005		2004		2003

United States	$10,844	16%	$13,798	25%	$8,626	29%
Europe and Near East	16,243	24%	10,834	20%	5,824	21%
Asia Pacific	34,899	53%	28,264	52%	13,159	47%
Other Americas	4,421	7%	1,743	3%	881	3%

	$66,407		$54,639		$28,490

      The following table shows the amounts (in thousands) of the Company’s long-lived assets by geographic region, for December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004

North America	$2,156	$3,364
Asia Pacific	348	152

	$2,504	$3,516

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
      Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,”

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution who invests the funds in U.S. Treasury Bills of terms not to exceed 90 days.
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
      One customer represented 9% of revenue in 2005, 7% of revenue in 2004 and 6% of revenue in 2003. As of December 31, 2005, there was one customer that individually accounted for 14% and one customer that accounted for 11% of accounts receivable. As of December 31, 2004, there were two customers that individually accounted for 11% each and one customer that accounted for 13% of accounts receivable.

(6)	INCOME TAXES
      The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Domestic	$620	$(4,578)	$(7,288)
Foreign	4,100	397	237

Total	$4,720	$(4,181)	$(7,051)

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2005, 2004 and 2003, the Company’s provision (benefit) for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total

December 31, 2005
Current	$59	$—	$151	$210
Deferred	—	—	—	—
Tax Account Adjustment	(109)	—	—	(109)

	$(50)	$—	$151	$101

December 31, 2004
Current	$—	$—	$—	$—
Deferred	—	—	—	—
	$—	$—	$—	$—

December 31, 2003
Current	$(222)	$—	$—	$(222)
Deferred	—	—	—	—

	$(222)	$—	$—	$(222)

      The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Provision (benefit) at statutory rate	$1,605	$(1,422)	$(2,397)
State and foreign income taxes, net of federal benefit	(1,098)	(275)	(218)
Valuation allowance	(426)	1,718	2,374
Non-deductible and other	20	(21)	19

Net provision (benefit)	$101	$—	$(222)

      The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (as percentages):

	Percent Tax (Benefit)
	Years Ended December 31,

	2005	2004	2003

	%	%	%
Tax provision (benefit) at United States statutory rate	34.0	(34.0)	(34.0)
State and foreign income taxes, net of federal benefit	(23.3)	(6.6)	(3.1)
Valuation allowance	(9.0)	41.0	33.7
Non-deductible and other	0.4	(0.4)	0.3

Total benefit	2.1	0.0	(3.1)

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred tax assets (liabilities) at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Depreciation	$75	$(50)
Inventory reserves	264	542
Deferred compensation	94	332
Accruals and other	1,301	484
Intangible assets	170	184
Federal net operating loss carry forwards	2,530	3,675
State net operating loss carry forwards	482	385
Federal tax credit carry forwards	319	109

Total deferred tax assets (liabilities)	5,235	5,661
Valuation allowance	(5,235)	(5,661)

Net deferred taxes	$—	$—

      The Company has state net operating loss carryforwards of approximately $7,610,000 that expire between 2006 and 2022. The Company’s federal net operating loss carryforward of approximately $7,441,000 will expire in 2023.
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
      The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $825,000 was expensed in 2005 and no amounts were expensed in 2004 or 2003.
      The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $153,000, $153,000 and $154,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS
      The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (1993 Plan), which expired in 2003 with 254,791 un-issued options and the 2003 Equity Incentive Plan (2003 Plan). These plans allow stock options for employees. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (1989 Plan) and the 1998 Stock Option Plan for Non-Employee Directors (1998 Plan). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant.

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
      Shares available for future stock option grants, pursuant to these plans, were 961,839 at December 31, 2005, 1,070,000 at December 31, 2004, and 761,965 at December 31, 2003.
      A summary of all stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Price per	Number of	Price per	Number of	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	729,139	$4.43	1,186,395	$4.24	1,258,398	$4.21
Granted	168,420	$3.13	32,648	4.86	240,782	3.23
Exercised	(311,922)	$5.87	(48,679)	2.89	(114,145)	2.87
Forfeited	(60,259)	$5.97	(441,225)	4.12	(198,640)	3.59

Outstanding at end of year	525,378	$2.99	729,139	$4.43	1,186,395	$4.24

Options exercisable at end of year	225,552	$2.85	425,916	$5.50	499,237	$5.37

      At December 31, 2005, the outstanding options have exercise prices ranging from $1.86 to $10.13 and a weighted average remaining contractual life of 4.2 years.
      The following table summarizes information for options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$1.86 - 2.00	152,511	3.0 yrs	$1.88	98,730	$1.88
2.53 - 2.69	7,928	2.1 yrs	2.57	7,928	2.57
3.00 - 4.00	326,934	4.8 yrs	3.20	101,889	3.30
4.14 - 5.55	31,255	4.5 yrs	5.14	13,005	5.17
6.01 - 9.38	4,750	3.2 yrs	7.79	2,000	6.01
10.13	2,000	1.4 yrs	10.13	2,000	10.13

	525,378	4.2 yrs	$2.99	225,552	$2.85

      The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 93,265 remain available at December 31, 2005. During 2005, a total of 21,389 shares were purchased at prices ranging from $2.61 to $3.34 per share.
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

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation”, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share data)
Net income (loss):
As reported	$4,619	$(4,181)	$(6,829)
Pro forma	$4,164	$(4,554)	$(7,133)
Income (loss) per basic share
As reported	$0.62	$(0.58)	$(0.97)
Pro forma	$0.56	$(0.63)	$(1.01)
Income (loss) per diluted share
As reported	$0.60	$(0.58)	$(0.97)
Pro forma	$0.54	$(0.63)	$(1.01)
      Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2005, 2004 and 2003, respectively; a dividend yield rate of 0 for each year; expected lives of 7.0 years for 2005 and 5.0 years for 2004 and 2003; expected volatility of 60.15%, 61.04% and 67.13%; and risk free interest rates of 4.15%, 3.00% and 2.50%. The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.13, $4.89 and $1.96, respectively.
      As the SFAS No. 123 presentation has not been applied to options granted prior to January 1, 1995, the resulting pro forma reduction in net earnings and earnings per share may not be representative of what could be expected in future years. The Company has adopted the disclosure provisions of SFAS 148.

(9)	RELATED PARTY TRANSACTIONS
      During 2005 and 2004, transactions were made between the Company and certain related parties. The Company had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company’s employees. The amount of contract software and hardware purchased from this party was $577,000, and $1,070,000 in 2005 and 2004, respectively. As of December 31, 2005, the related party is no longer employed by the Company.

(10)	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      c. Long-term Debt and Capital Lease Obligations — The fair value of long-term indebtedness as of December 31, 2005 and 2004 was approximately $5,183,000 and $5,318,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 6.60% and 6.37% for 2005 and 2004, respectively.

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	SEGMENT REPORTING
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

(12)	RESTRUCTURING AND EXECUTIVE RETIREMENT

Restructuring
      In the third quarter of 2004, the Company recorded restructuring charges of $1,648,000 in connection with the redirection of certain development programs and the reduction of 12 employees, including the previous CEO. Approximately $438,000 and $676,000 of the charges related to the write-off of goodwill and inventory, respectively. The balance represented employee severance and related costs.
      In the second quarter of 2003, the Company recorded restructuring charges of $190,000 related to severance costs associated with the reduction of 15 non-production employees.

Executive Retirement
      In 2002, the Company entered into an executive retirement agreement with Mr. Paul J. van der Wansem, its then former President and Chief Executive Officer. Under the terms of the agreement, Mr. van der Wansem agreed to provide, at the Company’s request and subject to certain limitations, consulting services over a four-year period ending June 2007 for $200,000 per year. The consulting agreement may be terminated by either party at any time. If terminated by the Company, Mr. van der Wansem is entitled to a lump sum payment for the remaining amounts due through June 2007; if terminated by Mr. van der Wansem, he is entitled to the same lump sum payment discounted as specified in the agreement. The agreement also provided for an initial bonus payment of $100,000 and the grant of 75,000 shares of unrestricted common stock. In the fourth quarter of 2002, the Company recorded a $990,000 charge in connection with the above-described portions of the agreement.
      In addition, the Company agreed to compensate Mr. van der Wansem $100,000 per year in connection with his responsibilities as Chairman of the Board for the period July 2003 through June 2007. The Company has recognized these amounts as the services are performed. The agreement provides for certain settlement amounts if his responsibilities as Chairman of the Board are terminated.
      As part of the agreement, the Company also granted Mr. van der Wansem the option to buy out the Company’s interest in the cash value of the split dollar life insurance policy executed by the Company by paying an amount equal to the sum of the Company’s interest, discounted by a rate of 3% over a period equal to the number of remaining years in his life expectancy at the time of the buy out as established in trade publications for the life insurance industry. In December 2003, Mr. van der Wansem exercised his

BTU INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option and paid approximately $117,000. The Company recorded a loss of approximately $115,000 as a selling, general and administrative expense in the accompanying consolidated statement of operations related to the sale.
      In October 2004, Mr. van der Wansem resumed his positions as President and CEO of the Company. In connection therewith, Mr. van der Wansem and the Company agreed that the Company will cease making consulting payments to him under the agreement, but that upon his termination of employment the Company will make a lump-sum payment to him equal to the payments foregone. If his employment terminates before the end of the consulting period, the consulting period will resume on that date. In all other respects, the agreement remains in full force and effect.

(13)	STOCK COMPENSATION
      During 2001, the Company granted 20,000 shares of restricted stock to an employee. The fair value of the shares at the date of the grant was $122,000. This stock vested over a two-year term. The Company has recorded a compensation charge of $15,000 in 2003 related to this grant.
      During 2002, the Company granted 20,000 shares of restricted stock to the then President and CEO. The fair value of the shares at the date of the grant was $74,000. This stock vested over a two-year term. The Company has recorded a compensation charge of $18,000 in 2003 related to this grant.
      During 2005, the Company granted 20,000 shares of restricted stock to various employees. The fair value of the shares at the date of the grant was $60,000. This stock vests over a four-year term. The Company has recorded a compensation charge of $11,250 in 2005 related to this grant.

(14)	ACQUISITIONS (SUBSEQUENT EVENT)
      On March 17, 2006, the Company entered into a purchase and sales agreement to acquire the product lines, trademarks and other related assets of Radiant Technology Corporation (RTC). The purchase price for this acquisition is as follows: 1) $500,000 in cash and 100,000 shares of the Company’s common stock, of which 30,000 shares are contingent upon RTC’s successful achievement of certain non-financial performance criteria; and 2) Royalty payments on any products using the RTC technology manufactured by the Company for a period of 4 years. In addition, the parties entered into a supply agreement under which RTC will continue to manufacture its products for distribution by the Company after the closing.

(15)	ISSUANCE OF COMMON STOCK
      On December 12, 2005, the Company sold 1,250,000 shares of its common stock in a secondary offering raising approximately $15 million in cash, net of approximately $1,271,000 in related issuance costs. The offering allows the underwriter an option to purchase an additional 187,500 shares of common stock within a 30-day period. These funds will be used to support the Company’s future growth objectives.
      On January 11, 2006, the underwriter exercised its option to purchase 87,500 additional shares of common stock. This sale netted the Company approximately $1.1 million in cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of
Directors of BTU International, Inc.
      We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

MG,B5850400.GIF,‘-s-_VITALE,_CATURANO&_COMPANY,_LTD.‘,,,,

VITALE, CATURANO & COMPANY, LTD.
February 17, 2006
(except with respect to the matters
discussed in Footnote 14 as to
which the date is March 17, 2006)
Boston, Massachusetts

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures. While we have identified certain internal control deficiencies, which are described below, our evaluation indicated that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Our management and Audit Committee were notified by Vitale, Caturano & Company (“VCC”) of several significant deficiencies in our internal control over financial reporting that they observed during the audit of the December 31, 2005 financial statements.
      The first significant deficiency relates to a need to replace our out dated ERP system. VCC noted the system is no longer supported and if it should fail could significantly impact operations, financial reporting and financial disclosure requirements.
      The second significant deficiency relates to the need to have a well-defined, formally documented disaster recovery plan for the information technology function.
      The third significant deficiency relates to the need for increased training and technical expertise for accounting personnel in the appropriate application of authoritative accounting literature and SEC rules and regulations.
      The fourth significant deficiency relates to the need for taking the appropriate steps to ensure timely compliance with Sarbanes — Oxley and Regulation 404.
      The fifth significant deficiency relates to the need for automating our financial consolidation process and the related accounting for currency translation adjustments as they are currently processed through the use of spreadsheets. We have determined that the manual and complex consolidation and currency translation process has several inherent risks that need to be addressed.
      Steps we have taken (or plan to take) to remediate these significant deficiencies are discussed below.
     (b) Changes in Internal Control Over Financial Reporting.
      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:

•	With respect to the first significant deficiency, we have evaluated several ERP solutions and are currently in the final stages of the selection process. Once selected, our project plan has the new ERP system being implemented in our Chinese subsidiary by late 2006 and in the United States by mid 2007. Additionally, we have engaged consultants to help us determine if additional controls can be placed around the current business system to minimize the current system’s inherent risks. We are taking the following actions related to out current system:

1. We have secured both hardware and software support currently and for the foreseeable future.

2. We have contracted with a third party to provide a “warm-site” meaning a complete duplicate of our current system which will reside in a secure remote location.

3. In 2006, we will install a complete (hardware and software) redundant version of our current system on-site. This redundant system will utilize the last nightly data backup to restore the system in the event of a major hardware or software failure on the current system.

•	With respect to the second significant deficiency, we have begun to implement and formally document a disaster recovery plan as it relates to information technology. We have secured consultants to assist us in developing the disaster recovery plan as a component of a larger business continuity plan. We anticipate this initiative to be completed in 2006.

•	With respect to the third significant deficiency, we have increased the accounting staff to provide additional expertise in GAAP, taxation and SEC reporting requirements. Additionally, we have engaged several consultants to assist us with complex accounting and taxation related matters. Continued training of current staff and the need for additional resources will be evaluated from time to time.

•	With respect to the fourth significant deficiency, we are aggressively securing resources and technologies to comply with Sarbanes — Oxley and Regulation 404. Actions we are taking include the following:

1. We have secured and evaluated our dedicated internal resources and have identified and secured various consultants to enhance areas of weakness.

2. We have identified and have begun to document our significant financial processes and are reviewing all relevant policies and procedures and where appropriate, changes will be made to our internal controls over financial reporting.

3. We have committed to a new ERP system that, when fully implemented, will provide increased controls over financial reporting by replacing our current manual process.

4. We are enhancing our core IT infrastructure to provide increase access security to our networks and financial information.

•	With respect to the fifth significant deficiency, we believe the successful implementation of the new ERP system will remediate this issue. Our ERP selection criteria evaluated the manufacturer’s financial consolidation program and we concluded that, when fully tested in our environment, will provide accurate and repeatable financial information in an automated process. We are reviewing our current process and will make changes to our internal controls over financial reporting as required.
      In summary, we intend to continue to evaluate and, when appropriate, enhance our disclosure controls and procedures, including our internal control over financial reporting. In particular, we intend to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 in order to ensure compliance with the rules and regulations promulgated under Section 404 for fiscal 2006. We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act. We anticipate that certain of these changes will also help address the conditions that management and VCC consider to be significant deficiencies in internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information relating to the executive officers of the Company is included in Item 4A of Part I.
      Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.
      Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.
      We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website, www.btu.com.

ITEM 11.	EXECUTIVE COMPENSATION
      Information relating to executive compensation is included under the caption “Executive Compensation” in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and information relating to equity compensation plan information is included under the caption “Equity Plan Compensation Information” in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2006 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. Financial Statements. The financial statements listed in Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.
      2. Financial Statement Schedule. The financial statement schedule II  — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.
      3. Exhibits.

EXHIBIT INDEX
      The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1989 Form 10-K (“1989 10-K”), the annual report as reported on the 1991 Form 10-K (“1991 10-K”), the annual report as reported on the 1992 Form 10-K (“1992 10-K”), the annual report as reported on the 1993 Form 10K (“1993 10-K”), the annual report as reported on the 1994 Form 10K (“1994 10-K”), the annual report as reported on the 1999 Form 10K (“1999 10-K”),Or the quarterly report as reported on 9-28-97 Form 10Q (“9-28-97 10-Q”) or the quarterly report as reported on 6-28-98 Form 10Q(6-28-98 10-Q). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from file no. 000-17297.

	Exhibit	SEC Docket

EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS
Incorporated herein by reference:
3.1 Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q
3.2 By-Laws	3.2	33-24882
EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
Incorporated herein by reference:
4.0 Specimen Common Stock Certificate	4.0	33-24882
EXHIBIT 10. MATERIAL CONTRACTS
* 10.13 1988 Employee Stock Purchase Plan	10.13	1999 10-K
* 10.15 1989 Stock Option Plan for Directors	10.15	1999 10-K
* 10.37 BTU International, Inc. 1993 Equity Incentive Plan	10.37	1999 10-K
10.39 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.39	1994 10-K
* 10.44 Amendment to the 1993 Equity Incentive Plan	10.44
* 10.45 1998 Stock Option Plan for Non-Employee Directors	10.45	1999 10-K
* 10.47 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.47	1999 10-K
* 10.48 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.48	1999 10-K
* 10.49 Amendment No. 2 to 1993 Equity Incentive Plan	10.49	1999 10-K
10.50 Loan Agreement dated June 26, 2002 with Sovereign Bank	10.50	6-30-02 10-Q
* 10.51 Employment contract between the Company and Mark Rosenzweig	10.51	9-29-02 10-Q
* 10.52 Executive Retirement Agreement	10.52	2002 10-K
* 10.53 2003 Equity Incentive Plan	10.53	2003 Proxy
10.54 Mortgage note with Salem Five dated December 23, 2003	10.54	2003 10-K
10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank	10.55	2003 10-K
Filed herewith:
* 10.56 Employment contract between the Company and Paul J. van der Wansem
* 10.57 Officers Retention Agreement

	Exhibit	SEC Docket

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT
21.0 Subsidiaries of the Registrant	21.0	2004 10-K
EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL
Filed herewith:
23.1 Consent of Vitale, Caturano & Company, Ltd.
31.1 Certification
31.2 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

*	designates management contracts or compensatory plans or agreements

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To BTU International, Inc.:
      We have audited in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements included in BTU International, Inc.’s and subsidiaries (the Company’s) annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 2006 (except with respect to the matters discussed in Footnote 14 as to which the date is March 17, 2006). Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended December 31, 2005, 2004 and 2003.

/s/ Vitale, Caturano & Co., Ltd.

Vitale, Caturano & Co., Ltd.
February 17, 2006
Boston, Massachusetts

Schedule II
BTU INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
For the Year Ended December 31, 2005

Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions-	Balance at
Description	of Period	Expenses	Accounts	(A)	End of Period

Allowance for doubtful Accounts	$172	$216	$—	$—	$388
For the Year Ended December 31, 2004

Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions-	Balance at
Description	of Period	Expenses	Accounts	(A)	End of Period

Allowance for doubtful Accounts	$172	$—	$—	$—	$172
For the Year Ended December 31, 2003

Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions-	Balance at
Description	of Period	Expenses	Accounts	(A)	End of Period

Allowance for doubtful Accounts	$172	$—	$—	$—	$172

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTU INTERNATIONAL, INC.

By:	/s/ PAUL J. VAN DER WANSEM

Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors
Date: March 30, 2006

By:	/s/ THOMAS P. KEALY

Thomas P. Kealy, Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)
Date: March 30, 2006

By:	/s/ DR. JEFFREY CHUAN CHU

Dr. Jeffrey Chuan Chu, Director
Date: March 30, 2006

By:	/s/ JOSEPH F. WRINN

Joseph F. Wrinn, Director
Date: March 30, 2006

By:	/s/ JOHN E. BEARD

John E. Beard, Director
Date: March 30, 2006

By:	/s/ G. MEAD WYMAN

G. Mead Wyman, Director
Date: March 30, 2006

By:	/s/ J. SAMUEL PARKHILL

J. Samuel Parkhill, Director
Date: March 30, 2006

EXHIBIT INDEX
      The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1989 Form 10-K (“1989 10-K”), the annual report as reported on the 1991 Form 10-K (“1991 10-K”), the annual report as reported on the 1992 Form 10-K (“1992 10-K”), the annual report as reported on the 1993 Form 10K (“1993 10-K”), the annual report as reported on the 1994 Form 10K (“1994 10-K”), the annual report as reported on the 1999 Form 10K (“1999 10-K”),Or the quarterly report as reported on 9-28-97 Form 10Q (“9-28-97 10-Q”) or the quarterly report as reported on 6-28-98 Form 10Q(6-28-98 10-Q). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from file no. 000-17297.

	Exhibit	SEC Docket

EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS
Incorporated herein by reference:
3.1 Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q
3.2 By-Laws	3.2	33-24882
EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
Incorporated herein by reference:
4.0 Specimen Common Stock Certificate	4.0	33-24882
EXHIBIT 10. MATERIAL CONTRACTS
* 10.13 1988 Employee Stock Purchase Plan	10.13	1999 10-K
* 10.15 1989 Stock Option Plan for Directors	10.15	1999 10-K
* 10.37 BTU International, Inc. 1993 Equity Incentive Plan	10.37	1999 10-K
10.39 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.39	1994 10-K
* 10.44 Amendment to the 1993 Equity Incentive Plan	10.44
* 10.45 1998 Stock Option Plan for Non-Employee Directors	10.45	1999 10-K
* 10.47 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.47	1999 10-K
* 10.48 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.48	1999 10-K
* 10.49 Amendment No. 2 to 1993 Equity Incentive Plan	10.49	1999 10-K
10.50 Loan Agreement dated June 26, 2002 with Sovereign Bank	10.50	6-30-02 10-Q
* 10.51 Employment contract between the Company and Mark Rosenzweig	10.51	9-29-02 10-Q
* 10.52 Executive Retirement Agreement	10.52	2002 10-K
* 10.53 2003 Equity Incentive Plan	10.53	2003 Proxy
10.54 Mortgage note with Salem Five dated December 23, 2003	10.54	2003 10-K
10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank	10.55	2003 10-K
Filed herewith:
* 10.56 Employment contract between the Company and Paul J. van der Wansem
* 10.57 Officers Retention Agreement

	Exhibit	SEC Docket

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT
21.0 Subsidiaries of the Registrant	21.0	2004 10-K
EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL
Filed herewith:
23.1 Consent of Vitale, Caturano & Company, Ltd.
31.1 Certification
31.2 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

*	designates management contracts or compensatory plans or agreements