Form 10-Q
period 2006-04-02
BTU INTERNATIONAL INC
filed 2006-05-12
CIK 840883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-17297
BTU INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-2781248 (I.R.S. Employer Identification Number)

23 Esquire Road, North Billerica, Massachusetts (Address of principal executive offices)	01862-2596 (Zip Code)
Registrant’s telephone number, including area code: (978) 667-4111
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of May 10, 2006: 9,137,286 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)	(Audited)
	April 2,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$18,207	$15,460
Accounts receivable, net	20,916	16,519
Inventories	15,488	13,933
Other current assets	447	489

Total current assets	55,058	46,401

Property, plant and equipment, net	2,402	2,343
Other assets, net	1,973	161

Total assets	$59,433	$48,905

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$302	$183
Accounts payable	6,888	6,069
Accrued expenses	4,777	4,781

Total current liabilities	11,967	11,033
Long-term debt, less current portion	9,714	5,106
Long-term deferred compensation	283	283

Total liabilities	21,964	16,422

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,250,258 shares issued and 9,101,248 shares outstanding at April 2, 2006 and 10,039,759 shares issued and 8,890,749 shares outstanding at December 31, 2005	102	100
Additional paid in capital	41,961	39,746
Deferred compensation	—	(49)
Accumulated deficit	(735)	(3,356)
Treasury stock, at cost	(4,177)	(4,177)
Accumulated other comprehensive income	318	219

Total stockholders’ equity	37,469	32,483

Total liabilities and stockholders’ equity	$59,433	$48,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales	$20,935	$12,792
Costs of goods sold	12,903	8,277

Gross profit	8,032	4,515

Operating expenses:
Selling, general and administrative	4,405	3,444
Research, development and engineering	928	772

Operating income	2,699	299
Interest income	91	1
Interest expense	(70)	(133)
Other loss, net	(45)	—

Income before provision for income taxes	2,675	167

Provision for income taxes	(54)	—

Net income	$2,621	$167

Income per share:
Basic	$0.29	$0.02
Diluted	$0.28	$0.02

Weighted average number of shares outstanding:
Basic shares	9,009,347	7,218,624
Effect of dilutive options	398,100	71,996

Diluted shares	9,407,447	7,290,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED APRIL 2, 2006
(unaudited)
(in thousands)

					Retained			Accumulated
			Additional		Earnings			Other
	Common Stock		Paid-In	Deferred	(Accum.	Treasury Stock		Comprehensive
	# of shares	$	Capital	Comp.	Deficit)	# of shares	$	Income	Total
Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483

Net income	—	—	—	—	2,621	—	—	—	2,621

Exercise of stock options	52	1	147	—	—	—	—	—	148

Issuance of common stock	158	1	2,057	—	—	—	—	—	2,058

Reclass of deferred compensation and compensation expense related to SFAS 123R	—	—	11	45	—	—	—	—	56

Translation adjustment	—	—	—	—	—	—	—	99	99

Deferred compensation, net of amortization	—	—	—	4	—	—	—	—	4

Balance at April 2, 2006	10,250	$102	$41,961	$—	$(735)	1,149	$(4,177)	$318	$37,469

	Three Months Ended
	(In thousands)
	April 2,	April 3,
	2006	2005
Comprehensive income is calculated as follows:

Net income	$2,621	$167

Other comprehensive gain/(loss)

Foreign currency translation adjustment	99	(48)

Comprehensive income	$2,720	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(unaudited)
(in thousands)

	April 2,	April 3,
	2006	2005
Cash flows from operating activities:
Net income	$2,621	$167
Adjustments to reconcile net cash used in operating activities:
Non-cash operating items:
Depreciation and amortization	232	251
Provision for bad debt	100	—
Provision for inventory	399	(15)
Deferred compensation	4	—
Non-cash compensation cost	56	—
Net change in operating assets and liabilities:
Accounts receivable	(4,451)	(1,001)
Inventories	(1,909)	1,215
Other current assets	7	(18)
Other assets	(713)	21
Customer deposits	50	182
Accounts payable	741	(929)
Accrued expenses	396	116
Deferred compensation	—	(60)

Net cash used in operating activities	(2,467)	(71)

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	(500)	—
Purchases of property, plant and equipment	(177)	(17)

Net cash used in investing activities	(677)	(17)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(49)	(41)
Proceeds from bank loan	4,705	—
Net borrowings (payments) under revolving credit agreement	—	105
Issuance of common stock	1,057	—
Proceeds from the exercise of stock options	148	65

Net cash provided by financing activities	5,861	129

Effects of exchange rates on cash	30	(48)

Net increase (decrease) in cash and cash equivalents	2,747	(7)
Cash and cash equivalents, beginning of period	15,460	372

Cash and cash equivalents, end of period	$18,207	$365

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(unaudited)
(in thousands)

	April 2,	April 3,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$(23)	$133
Income taxes	25	—
Non-cash disclosure:
Issuance of common stock in connection with acquisition	$(1,091)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis for Presentation
The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2005 have been derived from our consolidated financial statements which have been audited as of that date. The condensed consolidated balance sheet as of April 2, 2006 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity and comprehensive income and cash flows for the three-months ended April 2, 2006 and April 3, 2005 are unaudited. The condensed consolidated statements of cash flows for the three months ended April 2, 2006 and April 3, 2005 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2005, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2) Inventories
Inventories at April 2, 2006 and December 31, 2005 consisted of (in thousands):

	April 2,	December 31,
	2006	2005
Raw materials and manufactured components	$9,598	$8,491
Work-in-process	4,327	3,571
Finished goods	1,563	1,871

	$15,488	$13,933

(3) Debt
Long-Term Debt at April 2, 2006 and December 31, 2005 consisted of (in thousands):

	April 2,	December 31,
	2006	2005
Mortgage note payable	$10,000	$5,272
Capital lease obligations, interest rate of 6.75%	16	17

	10,016	5,289
Less — current maturities	302	183

	$9,714	$5,106

On March 30, 2006, the Company executed a new mortgage note for $10 million secured by our real property in Billerica, MA. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At April 2, 2006, there were no borrowings outstanding under this agreement.
(4) Earnings Per Share (EPS)
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. In addition, for the three months ended April 2, 2006, 1,520 shares of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company’s common stock and were excluded from the calculation of the diluted shares since their inclusion would be anti-dilutive.
(5) Accounting for Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $56,000 for the three months ended April 2, 2006.
Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The application of SFAS 123R had the following effect on the reported amounts for the three month period ended April 2, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using
	Previous	SFAS 123R
	Accounting	Adjustments	As Reported
SFAS 123R Effect on Reported Income:
Operating income	$2,755,033	$56,000	$2,699,033
Earnings before income taxes	2,730,252	56,000	2,674,252
Net income	2,675,647	55,060	2,620,587

Basic earnings per share	$0.30	$0.01	$0.29
Diluted earnings per share	$0.29	$0.01	$0.28

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock-based compensation for the three-month period ended April 3, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Three Months Ended
April 3, 2005
Net income, as reported	$167
Value of stock-based compensation expense under fair value-based method	(95)
Pro forma net income	$72

Basic earnings per share — as reported	$0.02
Basic earnings per share — pro forma	$0.01
Diluted earnings per share — as reported	$0.02
Diluted earnings per share — pro forma	$0.01
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the following periods:

	Three Months Ended
	April 2, 2006	April 3, 2005
Expected volatility	64%	60%
Expected lives	4 yrs	7 yrs
Risk-free interest rate	5.44%	4.07%
Expected dividend yield	none	none
Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes stock option activity during the three-month period ended April 2, 2006:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options
Outstanding at December 31, 2005	525,378	$2.99
Granted	3,520	14.26
Exercised	(52,999)	2.76
Forfeited	(250)	1.86

Outstanding at April 2, 2006	475,649	$3.10	6.39	$6,340,432

Exercisable at April 2, 2006	222,098	$2.90	5.93	$3,004,602

The weighted-average grant-date fair value of options granted during the three-month period ended April 2, 2006 and April 3, 2005 was $7.45 and $1.90, respectively. The total intrinsic value of options exercised during the three-month period ended April 2, 2006 and April 3, 2005 was $724,294 and $3,833, respectively.
A summary of the status of the Company’s nonvested options as of April 2, 2006, and changes during the three-month period ended April 2, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested options
Nonvested at December 31, 2005	299,826	$1.89
Granted	3,520	7.45
Vested	(49,670)	1.83
Forfeited	(125)	1.14

Nonvested at April 2, 2006	253,551	$1.98

As of April 2, 2006, there was $487,000 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three-month period ended April 2, 2006 was $56,000.
As of April 2, 2006, there was $45,000 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 3 years.
(6) Segment Reporting
Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, energy generation and other industries. This business segment includes the supply of equipment used in a number of process steps to produce electronic devices such as: solder reflow systems used for surface mount applications in printed circuit board assembly, integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used in several process steps for alternative energy generation such as: sintering nuclear fuel for commercial power generation; metallization and diffusion of photovoltaic solar cells and the doping and firing of solid oxide fuel cells. The business segment’s customers are multi-national original equipment manufacturers and electronic manufacturing service providers.
Revenue by geographic location is as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
United States	$2,377	$3,160
Europe, Near East	5,247	4,294
Asia Pacific	10,451	4,719
Other Americas	2,860	619

	$20,935	$12,792

Long-lived assets by geographic location are as follows (in thousands):

	April 2,	December 31,
	2006	2005
North America	$3,699	$2,156
Asia Pacific	676	348

	$4,375	$2,504

(7) Revenue Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality and is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.
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

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.
For the three-months ended April 2, 2006, there was $823,000 of revenue recognized using the percentage of completion method. For the three-months ended April 3, 2005, there was no revenue recognized using the percentage of completion method.
At April 2, 2006, there are no post shipment obligations that could impact revenue recognition.
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
The following table reflects changes in the Company’s accrued warranty account during the three-months ended April 2, 2006 (in thousands):

Three Months Ended
April 2, 2006
Beginning balance, December 31, 2005	$1,036
Plus: accruals related to new sales	200
Less: warranty claims incurred	(135)
Less: reversal of excess requirements	(5)

Balance, end of period	$1,096

(9) Recent Accounting Pronouncements

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
FAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in SFAS 151 became effective on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 became effective January 1, 2006 and requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions retrospectively to prior periods’ financial statements. The adoption of SFAS No. 154 did not have an impact on the Company’s condensed consolidated financial statement.
(10) Acquisition
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We also provide thermal process solutions for the solar cell, fuel cell and nuclear fuel industries.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of total revenue and percent change:

	Three Months Ended
	April 2, 2006		April 3, 2005
		% of		% of	%
	$ thousands	revenues	$ thousands	revenues	change
Total revenues	$20,935	100.0%	$12,792	100.0%	63.7%
Cost of goods sold	12,903	61.6%	8,277	64.7%	55.9%

Gross profit	8,032	38.4%	4,515	35.3%	77.9%

Selling, general and administrative expenses	4,405	21.0%	3,444	26.9%	27.9%
Research, development and engineering	928	4.4%	772	6.0%	20.3%

Operating income	2,699	13.0%	299	2.4%	802.7%

Income before provision for income taxes	2,675	12.8%	167	1.3%	1,502.0%

Net income	$2,621	12.5%	$167	1.3%	1,469.7%

Total Revenues. The growth in total revenues in the first quarter of 2006 versus the same period in 2005 was primarily due to an increase in sales of our printed circuit board assembly and semiconductor packaging products.
The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue.

	Three Months Ended
	April 2, 2006		April 3, 2005
		% of		% of
	$	revenues	$	revenues
United States	$2,377	11.3%	$3,160	24.7%
Europe, Near East	5,247	25.1%	4,294	33.6%
Asia Pacific	10,451	49.9%	4,719	36.9%
Other Americas	2,860	13.7%	619	4.8%

	$20,935		$12,792

The first quarter of 2006 showed a continued trend of a greater percentage of sales in Asia Pacific. We expect a continuing revenue shift to Asia which is indicative of our multi-national customers transferring their manufacturing operations to Asian operations to attain lower costs and be closer to their markets. The Company has established furnace assembly operations in China to remain competitive in response to this trend.
Gross Profit. The increase in the gross profit percentage for the first quarter of 2006 versus the same period in 2005 was principally the result of lower costs in our U.S. operations and due to improvements and expansion in our China assembly and China material sourcing operations.

Selling, General and Administrative. The increase in selling, general and administrative expense in the first quarter of 2006 versus the same period in 2005 was due to increased commission costs resulting from additional sales and higher commission rates as discounts on products decreased.
Research, Development and Engineering. In the first quarter of 2006, the Company increased its spending on RD&E versus the same period in 2005 to take advantage of emerging technologies.
Operating Income. The increase in operating income was primarily the result of increased revenues and improved margins.
Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $8 million. We estimated our annual tax rate and recorded the resulting provision. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carryforward because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.
LIQUIDITY AND CAPITAL RESOURCES
As of April 2, 2006, the Company had $18.2 million in cash and cash equivalents.
During the three-months ended April 2, 2006, the Company used net cash resources of approximately $2.5 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $4.4 million, and an increase in inventory of $1.5 million, an increase in other assets of $0.7 million, and was offset by an increase in accounts payable of $0.7 million, adding back depreciation and amortization of $0.2 million, an increase in current liabilities of $0.6 million, and a net profit of $2.6 million.
The Company’s accounts receivable balance increased by $4.4 million or 27% in the three-months ended April 2, 2006. The Company has increased its accounts receivable reserves to reflect the increase in its accounts receivables.
The Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At April 2, 2006, there were no borrowings outstanding under this agreement.
On March 30, 2006, the Company executed a new mortgage note for $10 million secured by our real property in Billerica, MA. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.
There are no material commitments for capital expenditures as of April 2, 2006.
The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through the first quarter of 2007.
OTHER MATTERS
The impact of inflation and the effect of foreign exchange rate changes during 2006 have had no material impact on our business and financial results.
FORWARD LOOKING STATEMENTS
This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of compliance with financial covenants in our bank agreement is a forward-looking statement. Such statements are made pursuant to the “safe harbor” provisions under the securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the cyclicality of our business; our shift of manufacturing to China; a failure to maintain cost reductions; risks related to sales to the energy generation market; a failure to increase sales across our industries; a failure to effectively develop and market our products; changes in the economic, political, legal and business environments in the countries in which we operate; a failure of our business systems; the time and costs related to complying with the requirements of the Sarbanes-Oxley Act; and the loss of key personnel. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.
See the risks described in “Risk Factors” in Part II, Item 1A of this Report.
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
     (b) Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:

•	With respect to the first significant deficiency, we have selected an ERP solution and our project plan has the new ERP system being implemented in our Chinese subsidiary by late 2006 and in the United States by mid 2007. Additionally, we have engaged consultants to help us determine if additional controls can be placed around the current business system to minimize the current system’s inherent risks. We are taking the following actions related to out current system:
1.	We have secured both hardware and software support currently and for the foreseeable future.

2.	We have contracted with a third party to provide a “warm-site” meaning a complete duplicate of our current system which will reside in a secure remote location.

3.	In 2006, we will install a complete (hardware and software) redundant version of our current system on-site. This redundant system will utilize the last nightly data backup to restore the system in the event of a major hardware or software failure on the current system.
•	With respect to the second significant deficiency, we have begun to implement and formally document a disaster recovery plan as it relates to information technology. We have secured consultants to assist us in developing the disaster recovery plan as a component of a larger business continuity plan. We anticipate this initiative to be completed in 2006.

•	With respect to the third significant deficiency, we have increased the accounting staff to provide additional expertise in GAAP, taxation and SEC reporting requirements. Additionally, we have engaged several consultants to assist us with complex accounting and taxation related matters. Continued training of current staff and the need for additional resources will be evaluated from time to time.

•	With respect to the fourth significant deficiency, we are aggressively securing resources and technologies to comply with Sarbanes — Oxley and Regulation 404. Actions we are taking include the following:
1.	We have secured and evaluated our dedicated internal resources and have identified and secured various consultants to enhance areas of weakness.

2.	We have identified and have begun to document our significant financial processes and are reviewing all relevant policies and procedures and where appropriate, changes will be made to our internal controls over financial reporting.

3.	We have committed to a new ERP system that, when fully implemented, will provide increased controls over financial reporting by replacing our current manual process.

4.	We are enhancing our core IT infrastructure to provide increase access security to our networks and financial information.
•	With respect to the fifth significant deficiency, we believe the successful implementation of the new ERP system will remediate this issue. Our ERP selection criteria evaluated the manufacturer’s financial consolidation program and we concluded that, when fully tested in our environment, will provide accurate and repeatable financial information in an automated process. We are reviewing our current process and will make changes to our internal controls over financial reporting as required.
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

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
The description of risk factors associated with our business is set forth below.
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

We generated net income of $2.6 million for the three-months ended, April 2, 2006. Our quarter over quarter net income increase was mainly due to a combination of an increase in net sales and an increase in gross margin resulting in an increase in gross profit. We attribute this increase in gross profit primarily to reduced costs resulting from better procurement management in the U.S. and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of our production to China. We may not experience comparable cost reductions in future periods. Because we compete, in part, based on our reputation for high quality, a malfunction or other problem with any of our products could undermine our ability to increase or maintain our revenues.
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
Our international sales accounted for 88.7% of our consolidated revenue for the three-months ended, April 2, 2006. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:
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
During the three-months ended April 2, 2006, 49.9% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in the Asia Pacific region could negatively impact spending by our customers.
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
The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we have already begun documenting and testing our internal controls in a way that we have never before been required to do. We expect this effort will involve substantial time and expense. In part because we limited the resources we devoted to this effort when we were recently incurring losses, we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. In connection with our efforts to date, we have reviewed various significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, a computer accounting system that does not meet our current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the documentation of our policies, procedures, and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting, and provide the required auditor attestation, until at least the end of this fiscal year, there is a reasonable likelihood that our registered public accounting firm will inform us of one or more material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in remediating them within the required time frame.
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
Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 17.1% of our outstanding common stock as of April 7, 2006. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:
•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.
Item 6. EXHIBITS
         (a) Exhibits
Exhibit 31.1 — Section 302 Certification
Exhibit 31.2 — Section 302 Certification
Exhibit 32.1 — Section 906 Certification
Exhibit 32.2 — Section 906 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.
DATE: May 12, 2006	BY: /s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: May 12, 2006	BY: /s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)