Form 10-Q
period 2006-07-02
BTU INTERNATIONAL INC
filed 2006-08-16
CIK 840883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of August 10, 2006: 9,165,429 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
unaudited

	July 2,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$17,206	$15,460
Accounts receivable, net	22,414	16,519
Inventories	16,600	13,933
Other current assets	763	489

Total current assets	56,983	46,401

Property, plant and equipment, net	3,486	2,343

Other assets, net	2,369	161

Total assets	$62,838	$48,905

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$267	$183
Accounts payable	5,675	6,069
Other current liabilities	5,428	4,781

Total current liabilities	11,370	11,033

Long-term debt, less current portion	9,695	5,106

Long-term deferred compensation	283	—

Long-term liabilities	600	283

Total liabilities	21,948	16,422

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,288,246 shares issued and 9,139,236 shares outstanding at July 2, 2006 and 10,039,759 shares issued and 8,890,749 shares outstanding at December 31, 2005	103	100
Additional paid in capital	42,181	39,746
Deferred compensation	—	(49)
Accumulated earnings (deficit)	2,499	(3,356)
Treasury stock, at cost	(4,177)	(4,177)
Accumulated other comprehensive income	284	219

Total stockholders’ equity	40,890	32,483

Total liabilities and stockholders’ equity	$62,838	$48,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$22,538	$15,806	$43,473	$28,598
Costs of goods sold	13,518	10,218	26,420	18,495

Gross profit	9,020	5,588	17,053	10,103

Operating expenses:
Selling, general and administrative	4,457	3,813	8,861	7,257
Research, development and engineering	1,254	867	2,183	1,639

Operating income	3,309	908	6,009	1,207
Interest income	138	1	230	2
Interest expense	(162)	(139)	(232)	(272)
Other income (loss), net	16	—	(32)	—

Income before provision for income taxes	3,301	770	5,975	937

Provision for income taxes	(66)	—	(120)	—

Net income	$3,235	$770	$5,855	$937

Income per share:
Basic	$0.35	$0.11	$0.65	$0.13
Diluted	$0.34	$0.11	$0.62	$0.13

Weighted average number of shares outstanding:
Basic shares	9,133,371	7,246,924	9,070,845	7,232,620
Effect of dilutive options	308,518	119,805	312,719	100,545

Diluted shares	9,441,889	7,366,729	9,383,564	7,333,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JULY 2, 2006
(unaudited)
(in thousands)

					Retained			Accumulated
			Additional		Earnings			Other
	Common Stock		Paid-In	Deferred	(Accum.	Treasury Stock		Comprehensive
	# of shares	$	Capital	Comp.	Deficit)	# of shares	$	Income	Total
Six months ended July 2, 2006
Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483

Net income	—	—	—	—	5,855	—	—	—	5,855

Exercise of stock options	90	1	293	—	—	—	—	—	294

Issuance of common stock, net of issuance costs of $63	158	2	2,069	—	—	—	—	—	2,071

Reclass of deferred compensation and compensation expense related to SFAS 123R	—	—	73	49	—	—	—	—	122

Translation adjustment	—	—	—	—	—	—	—	65	65

Balance at July 2, 2006	10,288	$103	$42,181	$—	$2,499	1,149	$(4,177)	$284	$40,890

Six
Months
Ended
July 2, 2006
Comprehensive income is calculated as follows:
Net income	$5,855
Other comprehensive gain
Foreign currency translation adjustment	65

Comprehensive income	$5,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(unaudited)
(in thousands)

	July 2,	July 3,
	2006	2005
Cash flows from operating activities:
Net income	$5,855	$937
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	529	515
Provision for bad debt	111	55
Provision for inventory	436	—
Stock based compensation	122	(60)
Net change in operating assets and liabilities:
Accounts receivable	(5,930)	(3,907)
Inventories	(3,026)	1,059
Other current assets	(204)	(257)
Other assets	(129)	697
Customer deposits	(238)	—
Accounts payable	(960)	40
Accrued expenses	457	520
Deferred compensation	—	(229)

Net cash used in operating activities	(2,977)	(630)

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	(500)	—
Acquisition of Atmoplas Technology and Research	(475)	—
Purchases of property, plant and equipment	(313)	(110)

Net cash used in investing activities	(1,288)	(110)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(84)	(85)
Proceeds from bank loan	4,686	—
Net borrowings under revolving credit agreement	—	627
Issuance of common stock	1,070	—
Proceeds from the exercise of stock options	294	386

Net cash provided by financing activities	5,966	928

Effects of exchange rates on cash	45	(92)

Net increase in cash and cash equivalents	1,746	96
Cash and cash equivalents, beginning of period	15,460	372

Cash and cash equivalents, end of period	$17,206	$468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(unaudited)
(in thousands)

	July 2,	July 3,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$8	$272
Income taxes	25	24
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	1,591	—
Fair value of common stock issued	(1,001)	—
Less fair value of liabilities assumed	(90)	—

Cash paid	$500	$—
Acquisition of Atmoplas Technology and Research
Fair value of assets acquired	1,390	—
Less fair value of liabilities assumed	(915)	—

Cash paid	$475	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis for Presentation
The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2005 have been derived from our consolidated financial statements which have been audited as of that date. The condensed consolidated balance sheet as of July 2, 2006 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity and comprehensive income for the six months ended July 2, 2006 and July 3, 2005 are unaudited. The condensed consolidated statements of cash flows for the six months ended July 2, 2006 and July 3, 2005 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2005, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2) Inventories
Inventories at July 2, 2006 and December 31, 2005 consisted of (in thousands):

	July 2,	December 31,
	2006	2005
Raw materials and manufactured components	$10,440	$8,491
Work-in-process	4,021	3,571
Finished goods	2,139	1,871

	$16,600	$13,933

(3) Debt
Long-Term Debt at July 2, 2006 and December 31, 2005 consisted of (in thousands):

	July 2,	December 31,
	2006	2005
Mortgage note payable	$9,947	$5,272
Capital lease obligations, interest rate of 6.75%	15	17

	9,962	5,289
Less — current maturities	267	183

	$9,695	$5,106

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum thru December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At July 2, 2006, there were no borrowings outstanding under this agreement.
(4) Earnings Per Share (EPS)
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method.
(5) Accounting for Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $58,000 and $114,000 respectively, for the three and six months ended July 2, 2006.
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
The application of SFAS 123R had the following effect on the reported amounts for the three and six-month period ended July 2, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:
123R Effect on Reported Income:

	Three months ended July 2, 2006			Six months ended July 2, 2006
	Previous	123R Adj	As Reported	Previous	123R Adj	As Reported
Operating income	3,367,302	58,329	3,308,973	6,122,328	114,329	6,007,999
Earnings before income taxes	3,358,812	58,329	3,300,483	6,089,058	114,329	5,974,729
Net income	3,291,636	57,010	3,234,626	5,967,277	112,070	5,855,207

Basic earnings per share	$0.36	$0.01	$0.35	$0.66	$0.01	$0.65
Diluted earnings per share	$0.35	$0.01	$0.34	$0.63	$0.01	$0.62

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock-based compensation for the three and six month periods ended July 3, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123:

	Three months ended	Six months ended
	July 3, 2005	July 3, 2005
Net Income, as Reported	770	937
Value of Stock-Based Compensation Expense Under Fair Value-Based Method	(113)	(226)

Pro Forma Net Income	657	711

Basic EPS — as Reported	$0.11	$0.13
Basic EPS — Pro Forma	$0.09	$0.10
Diluted EPS — as Reported	$0.11	$0.13
Diluted EPS — Pro Forma	$0.09	$0.10
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the following period:

	Six months ended
	July 2,	July 3,
	2006	2005
Expected Volatility	60%	60%
Expected Life	5	7
Risk-Free Interest Rate	4.96%	4.13%
Expected Dividend Yield	None	None
Expected volatilities are based on the historical volatility of the Company’s common stock and that of an index of companies in our industry group. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. The Company also analyzed those options that were historically forfeited in determining an appropriate forfeiture rate when computing compensation expense.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes stock option activity during the six-month period ended July 2, 2006:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options
Outstanding at December 31, 2005	525,378	$2.99
Granted	207,920	13.35
Exercised	(90,987)	2.82
Forfeited	(14,612)	2.88

Outstanding at July 2, 2006	627,699	$6.45	6.56	$4,739,369

Exercisable at July 2, 2006	187,835	$2.98	5.78	$2,070,816

The weighted-average grant-date fair value of options granted during the six-month period ended July 2, 2006 and July 3, 2005 was $7.26 and $1.91, respectively. The total intrinsic value of options exercised during the six-month period ended July 2, 2006 and July 3, 2005 was $1,017,528 and $19,279, respectively.
A summary of the status of the Company’s nonvested options as of July 2, 2006, and changes during the six-month period ended July 2, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested options
Nonvested at December 31, 2005	299,826	$1.89
Granted	207,920	7.26
Vested	(53,271)	1.89
Forfeited	(14,612)	1.77

Nonvested at July 2, 2006	439,863	$4.43

As of July 2, 2006, there was $1,576,593 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the six-month period ended July 2, 2006 was $102,915.
As of July 2, 2006, there was $41,000 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 3 years.
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
Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
United States	$2,685	$2,852	$5,062	$6,471
Europe, Near East	5,546	3,290	10,794	7,489
Asia Pacific	11,924	9,140	22,375	13,823
Other Americas	2,383	524	5,242	815

	$22,538	$15,806	$43,473	$28,598

Long-lived assets by geographic location are as follows (in thousands):

	July 2,	December 31,
	2006	2005
North America	$5,360	$2,156
Asia Pacific	495	348

	$5,855	$2,504

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
For the three and six months ended July 2, 2006, there was $403,000 and $1,226,000 respectively, of revenue recognized using the percentage of completion method. For the three and six months ended July 3, 2005, there was $699,000 of revenue recognized using the percentage of completion method.
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
The following table reflects changes in the Company’s accrued warranty account during the six months ended July 2, 2006 (in thousands):

Six Months Ended
July 2, 2006
Beginning balance, December 31, 2005	$1,036
Plus: accruals related to new sales	583
Less: warranty claims incurred	(307)
Less: reversal of excess requirements	(166)

Balance, end of period	$1,146

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(9) Recent Accounting Pronouncements
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
(10) Acquisitions
On January 30, 2006, the Company entered into a purchase and sale agreement to acquire the product lines, trademarks and other related assets of Radiant Technology Corporation (RTC). The purchase price for this acquisition is as follows: 1) $500,000 in cash and 100,000 shares of the Company’s common stock, of which 30,000 shares are contingent upon RTC’s successful achievement of certain non-financial performance criteria; and 2) Royalty payments on any products using the RTC technology manufactured by the Company for a period of 4 years. In addition, the parties entered into a supply agreement under which RTC will continue to manufacture its products for distribution by the Company after the closing. The transaction closed on March 17, 2006.
On May 18, 2006, the Company entered into a purchase and sale agreement to acquire the assets and intellectual property of Atmoplas, a division of Dana Corporation. The purchase price is as follows: 1) $474,564 in cash; 2) Royalty payments on any products using Atmoplas technology manufactured by the Company and sold during the third through seventh years after the acquisition with minimum royalties in years three and four of not less than $300,000 per year; and 3) Royalty payments on licensing revenues received from third parties for a period of seven years after the closing date calculated on a percentage basis. The transaction closed on May 31, 2006.

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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of total revenue and percent change:

	Three Months Ended
	July 2, 2006		July 3, 2005
		% of		% of	Percent
	$ thousands	revenues	$ thousands	revenues	change
Total revenues	$22,538	100.0%	$15,806	100.0%	42.6%
Cost of goods sold	13,518	60.0%	10,218	64.6%	32.3%

Gross profit	9,020	40.0%	5,588	35.4%	61.4%

Selling, general and administrative expenses	4,457	19.8%	3,813	24.1%	16.9%
Research, development and engineering	1,254	5.6%	867	5.5%	44.7%

Operating income	3,309	14.6%	908	5.8%	264.4%

Income before provision for income taxes	3,301	14.6%	770	4.9%	328.8%

Net income	$3,235	14.3%	$770	4.9%	320.2%

	Six Months Ended
	July 2, 2006		July 3, 2005
		% of		% of	Percent
	$ thousands	revenues	$ thousands	revenues	change
Total revenues	$43,473	100.0%	$28,598	100.0%	52.0%
Cost of goods sold	26,420	60.8%	18,495	64.7%	42.9%

Gross profit	17,053	39.2%	10,103	35.3%	68.8%

Selling, general and administrative expenses	8,861	20.4%	7,257	25.4%	22.1%
Research, development and engineering	2,183	5.0%	1,639	5.7%	33.2%

Operating income	6,009	13.8%	1,207	4.2%	397.8%

Income before provision for income taxes	5,975	13.7%	937	3.3%	537.7%

Net income	$5,855	13.5%	$937	3.3%	524.8%

Net Sales. The growth in net sales in the second quarter and first six months of 2006 versus the same periods in 2005 was due largely to an increase in sales of our printed circuit board assembly and energy generation products.
The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue.

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
		% of		% of		% of		% of
	$	revenues	$	revenues	$	revenues	$	revenues
United States	$2,685	11.9%	$2,852	18.0%	$5,062	11.6%	$6,471	22.6%
Europe, Near East	5,546	24.6%	3,290	20.8%	10,794	24.8%	7,489	26.2%
Asia Pacific	11,924	52.9%	9,140	57.9%	22,375	51.5%	13,823	48.4%
Other Americas	2,383	10.6%	524	3.3%	5,242	12.1%	815	2.8%

	$22,538		$15,806		$43,473		$28,598

In the second quarter and six months periods of 2006 versus the same periods of 2005, the Company has experienced substantial sales growth. The geographical distribution percentage of sales has shifted with an increasing percentage for Other Americas offset by a decreasing percentage for the United States. Asia Pacific and Europe, Near East percentage of sales have remained relatively stable.
Gross Profit. The increase in the gross profit percentage for the second quarter and the first six months of 2006 versus the same periods in 2005 was principally the result of lower costs in our U.S. operations and improvements and expansion in our China assembly and China material sourcing for global operations.
Selling, General and Administrative. The increase in selling, general and administrative expense in absolute dollars, although a decrease as a percentage of net sales in 2006 versus 2005, was due to increased commission costs resulting from additional sales. Also, the Company increased its spending for customer service, sales, marketing and administration related costs in line with its expanding business needs.
Research, Development and Engineering. In the first half of 2006, the Company has increased its spending on RD&E versus the first half of 2005 in support of its expanding product lines.
Operating Income. The increase in operating income was primarily the result of increased revenues and improved margins.
Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $8 million. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carryforwards because of uncertainty surrounding realization. The Company’s China manufacturing facility is currently under a tax holiday. Our statutory federal income tax rate is 34.0%.
LIQUIDITY AND CAPITAL RESOURCES
As of July 2, 2006, the Company had $17.2 million in cash and cash equivalents.
During the six months ended July 2, 2006, the Company used net cash resources of approximately $3.0 million for operating activities. This use of cash was primarily the result of an increase in accounts receivable of $5.9 million, a decrease of accounts payable of $1.0 million, and an increase in inventory of $3.0 million, and was offset by adding back depreciation and amortization of $0.5 million, an increase in accrued expenses of $0.5 million and a net profit of $5.9 million.
The Company’s accounts receivable balance increased by $5.9 million or 36% in the six months ended July 2, 2006. The Company has increased its accounts receivable reserve balances in line with the increase in its accounts receivables.
The Company has a secured revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At July 2, 2006, there were no borrowings outstanding under this agreement.
On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.
As of July 2, 2006, the Company has committed to approximately $342,000 in capital expenditures relating to a new ERP system. These costs primarily represent commitments to purchase software. The full ERP system implementation is anticipated to be completed by the end of 2007.
The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2007.
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

The first significant deficiency relates to a need to replace our out-dated ERP system. VCC noted the system is no longer supported and if it should fail could significantly impact operations, financial reporting and financial disclosure requirements.
The second significant deficiency relates to the need to have a well-defined, formally documented disaster recovery plan for the information technology function.
The third significant deficiency relates to the need for increased training and technical expertise for accounting personnel in the appropriate application of authoritative accounting literature and SEC rules and regulations.
The fourth significant deficiency relates to the need for taking the appropriate steps to ensure timely compliance with Sarbanes – Oxley and Regulation 404.
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
          (b) Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the 2005 fiscal year or in the six months of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:
•	With respect to the first significant deficiency, we have selected an ERP solution. Our project plan has the new ERP system being implemented in our Chinese subsidiary by late 2006 and in the United States in 2007. Additionally, we have engaged consultants to help us determine if additional controls can be placed around the current business system to minimize the current system’s inherent risks. We are taking the following actions related to out current system:
1.	We have secured both hardware and software support currently and for the foreseeable future.

2.	We have contracted with a third party to provide a “warm-site” meaning a complete duplicate of our current system resides in a secure remote location.

3.	In 2006, we have installed a complete (hardware and software) redundant version of our current system on-site. This redundant system will utilize the last nightly data backup to restore the system in the event of a major hardware or software failure on the current system.
•	With respect to the second significant deficiency, we have begun to implement and formally document a disaster recovery plan as it relates to information technology. We have secured consultants to assist us in developing the disaster recovery plan as a component of a larger business continuity plan. We anticipate this initiative to be completed in 2006.

•	With respect to the third significant deficiency, we have increased the accounting staff to provide additional expertise in GAAP, taxation and SEC reporting requirements. Additionally, we have engaged several consultants to assist us with complex accounting and taxation related matters. We are continuing training of our current staff and evaluating the need for additional financial resources.

•	With respect to the fourth significant deficiency, we are aggressively securing resources and technologies to comply with Sarbanes – Oxley and Regulation 404. Actions we are taking include the following:
1.	We have secured and evaluated our dedicated internal resources and have identified and secured various consultants to eliminate areas of weakness.

2.	We have identified and have begun to document our significant financial processes and are reviewing all relevant policies and procedures and where appropriate, changes will be made to our internal controls over financial reporting.

3.	We have committed to a new ERP system that, when fully implemented, will provide increased controls over financial reporting by replacing our current manual process.

4.	We are enhancing our core IT infrastructure to provide increase access security to our networks and financial information.
•	With respect to the fifth significant deficiency, we believe the successful implementation of the new ERP system will remediate this issue. Our ERP selection criteria evaluated the manufacturer’s financial consolidation program and we concluded that, when fully tested in our environment, the chosen system will provide accurate and repeatable financial information in an automated process. We are reviewing our current process and will make changes to our internal controls over financial reporting as required.
In summary, we intend to continue to evaluate and, when appropriate, enhance our disclosure for controls and procedures, including our internal control over financial reporting. In particular, we intend to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 in order to move towards compliance with the rules and regulations promulgated under Section 404 for fiscal 2006. We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act. We anticipate that certain of these changes will also help address the conditions that management and VCC consider to be significant deficiencies in internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
The description of risk factors associated with our business is set forth below.
We are subject to cyclical downturns in the electronics and semiconductor industries. Recent favorable financial trends in our business may not be sustained.
Our business depends predominantly on the capital expenditures of electronics, semiconductor and energy generation manufacturers, which in turn depend on current and anticipated market demand for printed circuit boards, integrated circuits and energy cells and the products that use them. The electronics semiconductor and energy generation industries have historically been cyclical and have experienced periodic downturns that have had a material adverse effect on the demand for electronic semiconductor and energy generation processing equipment, including equipment that we manufacture and market. During periods of declining demand, we may have difficulty aligning our costs with prevailing market conditions, as well as motivating and retaining key employees. In particular, our inventory levels during periods of reduced demand may be higher than optimal, and we may be required to make inventory valuation adjustments in future periods. During periods of rapid growth, on the other hand, we may fail to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and we may fail to hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.
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
In the two years, we have substantially improved our global supply chain and reduced our materials costs. These efforts have resulted in a major improvement in gross margins in our Pyramax product line. While continuous improvement in the supply chain is a key strategic imperative, we may not be successful in achieving our cost reduction goals, in which case further increases in our gross margins would not be achieved. If our costs increase, our gross margin gains will erode. This could be caused by foreign exchange trends, supplier cost increases, increase in fuel costs and other factors.
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
Solar Energy. The solar energy sector is partially dependent upon continuation of governmental subsidies that may not continue and the supply of materials that may be constrained. A decline in these subsidies would reduce our ability to grow our business in this market segment. The solar energy sector also depends on the availability of raw materials such as silicon. Limits in the supply of these raw materials will constrain growth in this sector and, therefore, limit our prospects for increasing sales in this area.
Nuclear Energy. The market for nuclear fuel pellets used in power generation is dependent upon further growth in nuclear power production. Consequently, without growth in the production of nuclear power, our opportunities to grow in this area will be limited. In addition, we may need export licenses to supply this type of equipment to some countries. Failure to maintain such licenses or obtain new required licenses will limit our ability to expand our revenue from this market.
If we are unable to increase sales and reduce costs, our profitability may be affected negatively.
We generated net income of $5.9 million for the six months ended, July 2, 2006. Our quarter over quarter net income increase was mainly due to a combination of an increase in net sales and an increase in gross margin resulting in an increase in gross profit. We attribute this increase in gross profit primarily to reduced costs resulting from better procurement management in the U.S. and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of our production to China. We may not experience comparable cost reductions in future periods. Because we compete, in part, based on our reputation for high quality, a malfunction or other problem with any of our products could undermine our ability to increase or maintain our revenues.
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
Our international sales accounted for 88.4% of our consolidated revenue for the six months ended July 2, 2006. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:
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
During the six months ended July 2, 2006, 51.5% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in the Asia Pacific region could negatively impact spending by our customers.
Our business systems to manage our Chinese operations are still being developed. If they are not fully developed and implemented, it could have a material adverse effect on our business.
Our supply chain management process in China is manual in nature, which limits our global material visibility. Although we are upgrading and implementing new enterprise resource planning and material resource planning systems, we may not be successful in doing so. As our Chinese operations grow, the risks associated with a lack of advanced enterprise resource planning and material resource planning systems increase and could disrupt our business.
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

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We are required to be in compliance upon our annual report for the year ended December 2006, we have begun documenting and testing our internal controls in a way that we have never before been required to do. This effort involves substantial time and expense. In part because we limited the resources we devoted to this effort in previous years, we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. In connection with our efforts to date, we have reviewed various significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, a computer accounting system that does not meet our current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the documentation of our policies, procedures, and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting, and provide the required auditor attestation, until at least the end of this fiscal year, there is a reasonable likelihood that our registered public accounting firm will inform us of material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in remediating them within the required time frame.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our 2006 Annual Meeting of Shareholders on May 19, 2006.

(b)	The following matters were voted upon at the 2006 Annual Meeting of Shareholders:
a.	The election of the nominees for the Board of Directors who will serve a term to expire at the 2007 Annual Meeting of Shareholders. The nominees, all of whom were elected, were Paul J. van der Wansem, J. Chuan Chu, Joseph F. Wrinn, John E. Beard, G. Mead Wyman and J. Samuel Parkhill. The vote tabulations were as follows:

	Votes For	Votes Withheld
Paul J. van der Wansem	6,595,812	558,735
J. Chuan Chu	6,895,589	258,958
Joseph F. Wrinn	6,896,289	258,258
John E. Beard	6,965,231	189,316
G. Mead Wyman	6,647,923	506,624
J. Samuel Parkhill	6,896,279	258,268
Item 6. EXHIBITS
(a) Exhibits

Exhibit 31.1	- Section 302 Certification

Exhibit 31.2	- Section 302 Certification

Exhibit 32.1	- Section 906 Certification

Exhibit 32.2	- Section 906 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 16, 2006	BY:	/s/ Paul J. van der Wansem Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 16, 2006	BY:	/s/ Thomas P. Kealy

Thomas P. Kealy
Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)