Form 10-Q
period 2006-10-01
BTU INTERNATIONAL INC
filed 2006-11-07
CIK 840883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of November 2, 2006: 9,176,807 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income	3
Condensed Consolidated Statements of Cash Flows	4-5
Notes to Condensed Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15-17

PART II. OTHER INFORMATION

Item 1A. Risk Factors	17-21

Item 6. Exhibits	21

Signatures	22
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 1,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$20,113	$15,460
Accounts receivable, net	19,415	16,519
Inventories	16,780	13,933
Other current assets	850	489

Total current assets	57,158	46,401

Property, plant and equipment, net	3,972	2,343

Other assets, net	2,347	161

Total assets	$63,477	$48,905

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$253	$183
Accounts payable	3,977	6,069
Other current liabilities	5,140	4,781

Total current liabilities	9,370	11,033

Long-term debt, less current portion	9,639	5,106

Long-term deferred compensation	283	283

Other long-term liabilities	600	—

Total liabilities	19,892	16,422

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,319,817 shares issued and 9,170,807 shares outstanding at October 1, 2006 and 10,039,759 shares issued and 8,890,749 shares outstanding at December 31, 2005	103	100
Additional paid in capital	42,388	39,746
Deferred compensation	—	(49)
Accumulated earnings (deficit)	4,849	(3,356)
Treasury stock, at cost	(4,177)	(4,177)
Accumulated other comprehensive income	422	219

Total stockholders’ equity	43,585	32,483

Total liabilities and stockholders’ equity	$63,477	$48,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$18,254	$18,543	$61,726	$47,141
Costs of goods sold	10,627	11,880	37,047	30,375

Gross profit	7,627	6,663	24,679	16,766

Operating expenses:
Selling, general and administrative	3,871	4,031	12,733	11,288
Research, development and engineering	1,377	893	3,559	2,532

Operating income	2,379	1,739	8,387	2,946
Interest income	193	2	423	2
Interest expense	(157)	(149)	(389)	(420)
Other loss, net	(18)	(1)	(48)	—

Income before provision for income taxes	2,397	1,591	8,373	2,528

Provision for income taxes	(48)	—	(168)	—

Net income	$2,349	$1,591	$8,205	$2,528

Income per share:
Basic	$0.26	$0.22	$0.90	$0.35
Diluted	$0.25	$0.20	$0.87	$0.34

Weighted average number of shares outstanding:
Basic shares	9,161,509	7,383,503	9,100,874	7,282,603
Effect of dilutive options	270,753	395,873	292,944	219,674

Diluted shares	9,432,262	7,779,376	9,393,818	7,502,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006
(unaudited)
(in thousands)

					Retained			Accumulated
			Additional		Earnings			Other
	Common Stock		Paid-In	Deferred	(Accum.	Treasury Stock		Comprehensive
	# of shares	$	Capital	Comp.	Deficit)	# of shares	$	Income	Total
Nine months ended October 1, 2006
Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483

Net income	—	—	—	—	8,205	—	—	—	8,205

Exercise of stock options	119	1	344	—	—	—	—	—	345

Employee stock plan purchases	3	—	34	—	—	—	—	—	34

Issuance of common stock, net of issuance costs of $63	158	2	2,069	—	—	—	—	—	2,071

Reclass of deferred compensation and compensation expense related to SFAS 123R	—	—	187	45	—	—	—	—	232

Translation adjustment	—	—	—	—	—	—	—	203	203

Amortization of deferred compensation	—	—	8	4	—	—	—	—	12

Balance at October 1, 2006	10,320	$103	$42,388	$—	$4,849	1,149	$(4,177)	$422	$43,585

Nine Months Ended
October 1, 2006
Comprehensive income is calculated as follows:
Net income	$8,205
Other comprehensive gain Foreign currency translation adjustment	203

Comprehensive income	$8,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
(unaudited)
(in thousands)

	October 1,	October 2,
	2006	2005
Cash flows from operating activities:
Net income	$8,205	$2,528
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	881	731
Loss on disposal of fixed assets	—	19
Provision for bad debt	8	—
Provision for inventory	144	—
Stock based compensation	244	(53)
Net change in operating assets and liabilities:
Accounts receivable	(2,795)	(6,584)
Inventories	(2,848)	(568)
Other current assets	—	(145)
Other assets	(434)	611
Customer deposits	(47)	—
Accounts payable	(2,364)	652
Accrued expenses	(114)	1,528
Deferred compensation	—	(229)

Net cash provided by (used in) operating activities	880	(1,510)

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	(500)	—
Acquisition of Atmoplas Technology and Research	(475)	—
Purchases of property, plant and equipment	(1,313)	(183)

Net cash used in investing activities	(2,288)	(183)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(154)	(129)
Proceeds from bank loan	4,686	—
Net borrowings under revolving credit agreement	—	1,403
Issuance of common stock	1,070	—
Proceeds from the exercise of stock options	379	700

Net cash provided by financing activities	5,981	1,974

Effects of exchange rates on cash	80	(72)

Net increase in cash and cash equivalents	4,653	209
Cash and cash equivalents, beginning of period	15,460	372

Cash and cash equivalents, end of period	$20,113	$581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
(unaudited)
(in thousands)

	October 1,	October 2,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$15	$420
Income taxes	25	67
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	1,591	—
Less fair value of liabilities assumed	(1,091)	—

Cash paid	$500	$—

Acquisition of Atmoplas Technology and Research
Fair value of assets acquired	1,390	—
Less fair value of liabilities assumed	(915)	—

Cash paid	$475	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)	Basis for Presentation
The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2005 have been derived from our consolidated financial statements which have been audited as of that date. The condensed consolidated balance sheet as of October 1, 2006, the condensed consolidated statements of operations for the nine months ended October 1, 2006, and the condensed consolidated statements of stockholders’ equity and comprehensive income for the nine months ended October 1, 2006 and October 2, 2005 are unaudited. The condensed consolidated statements of cash flows for the nine months ended October 1, 2006 and October 2, 2005 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2005, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2)	Inventories
Inventories at October 1, 2006 and December 31, 2005 consisted of (in thousands):

	October 1,	December 31,
	2006	2005
Raw materials and manufactured components	$11,914	$8,491
Work-in-process	2,659	3,571
Finished goods	2,207	1,871

	$16,780	$13,933

(3)	Debt
Long-Term Debt at October 1, 2006 and December 31, 2005 consisted of (in thousands):

	October 1,	December 31,
	2006	2005
Mortgage note payable	$9,878	$5,272
Capital lease obligations, interest rate of 6.75%	14	17

	9,892	5,289
Less — current maturities	253	183

	$9,639	$5,106

We entered into a new mortgage note that is secured by our real property in Billerica, MA. The amount of the mortgage note executed on March 30, 2006 was $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum thru December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company has a revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At October 1, 2006, there were no borrowings outstanding under this agreement.
(4)	Earnings Per Share (EPS)
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of Common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 131,199 and 61,355 respectively, for the three and nine months ended October 1, 2006.
(5)	Accounting for Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $118,000 and $232,000 respectively, for the three and nine months ended October 1, 2006.
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
The application of SFAS 123R had the following effect on the reported amounts for the three and nine month period ended October 1, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting treatment:

123R Effect on Reported Income:	Three months ended October 1, 2006			Nine months ended October 1, 2006
(in thousands, except per share data)	Previous	123R Adj.	As Reported	Previous	123R Adj.	As Reported
Operating income	2,497	118	2,379	8,619	232	8,387
Earnings before income taxes	2,515	118	2,397	8,604	232	8,373
Net income	2,465	115	2,349	8,432	227	8,205

Basic earnings per share	$0.27	$0.01	$0.26	$0.93	$0.02	$0.90
Diluted earnings per share	$0.26	$0.01	$0.25	$0.90	$0.02	$0.87

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock-based compensation for the three and nine month period ended October 2, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three months ended	Nine months ended
	October 2, 2005	October 2, 2005
Net Income, as Reported	1,591	2,528
Value of Stock-Based Comp Exp Under Fair Value-Based Method	(114)	(341)

Pro Forma Net Income	1,477	2,187

Basic EPS — as Reported	$0.22	$0.35
Basic EPS — Pro Forma	$0.20	$0.30
Diluted EPS — as Reported	$0.20	$0.34
Diluted EPS — Pro Forma	$0.19	$0.29
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We used the following assumptions for options issued in the following period:

	Nine months ended
	October 1, 2006	October 2, 2005
Expected Volatility	60%	60%
Expected Life	5	7
Risk-Free Interest Rate	4.96%	4.13%
Expected Dividend Yield	None	None
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

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes stock option activity during the nine month period ended October 1, 2006:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options
Outstanding at December 31, 2005	525,378	$2.99
Granted	207,920	13.35
Exercised	(119,365)	3.78
Forfeited	(14,962)	2.96

Outstanding at October 1, 2006	598,971	$6.61	6.63	$3,246,019

Exercisable at October 1, 2006	159,357	$2.96	5.91	$1,446,130

The weighted-average grant-date fair value of options granted during the nine month period ended October 1, 2006 and October 2, 2005 was $7.26 and $1.91, respectively. The total intrinsic value of options exercised during the nine month period ended October 1, 2006 and October 2, 2005 was $838,284 and $702,001, respectively.
A summary of the status of the Company’s nonvested options as of October 1, 2006, and changes during the nine month period ended October 1, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested options
Nonvested at December 31, 2005	299,826	$1.89
Granted	207,920	7.26
Vested	(53,170)	1.93
Forfeited	(14,962)	1.82

Nonvested at October 1, 2006	439,614	$4.43

As of October 1, 2006, there was $1,413,602 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the nine month period ended October 1, 2006 was $112,915.
As of October 1, 2006, there was $37,500 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 3 years.
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
Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
United States	$4,428	$2,647	$9,490	$7,975
Europe, Near East	3,583	5,214	14,377	12,263
Asia Pacific	8,733	9,849	31,107	24,130
Other Americas	1,510	833	6,752	2,773

	$18,254	$18,543	$61,726	$47,141

Long-lived assets by geographic location are as follows (in thousands):

	October 1,	December 31,
	2006	2005
North America	$5,705	$2,156
Asia Pacific	614	348

	$6,319	$2,504

(7)	Revenue Recognition
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
The Company also has certain sales transactions for projects that are not completed within the normal

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
For the three and nine months ended October 1, 2006, there was $0 and $1,211,000 respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended October 2, 2005, there was $1,639,000 and $2,338,000 respectively, of revenue recognized using the percentage of completion method.
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
The following table reflects changes in the Company’s accrued warranty account during the nine months ended October 1, 2006 (in thousands):

Nine Months Ended
October 1, 2006
Beginning balance, December 31, 2005	$1,036
Plus: accruals related to new sales	827
Less: warranty claims incurred	(434)
Less: reversal of excess requirements	(481)

Balance, end of period	$948

(9)	Recent Accounting Pronouncements
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

BTU INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
SFAS No. 154 if such a change arises after the effective date of January 1, 2006.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.
In September 2006, the SEC issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying value of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method, and the Company had properly applied its method for assessing misstatements in the prior year. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating the impact on our financial statements of adopting SAB 108.
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
On May 18, 2006, the Company entered into a purchase and sale agreement to acquire the assets and intellectual property of Atmoplas, a division of Dana Corporation. The purchase price is as follows: 1) $474,564 in cash; 2) Royalty payments on any products using Atmoplas technology manufactured by the Company and sold during the third and fourth years after the acquisition in an amount not less than $300,000 per year; 3) Royalty payments on any products using Atmoplas technology manufactured by the Company during the fifth, sixth and seventh years after the acquisition calculated on a percentage basis; and 4) Royalty payments on licensing revenues for a period of seven years after the closing date calculated on a percentage basis. The transaction closed on May 31, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
BTU International, the Company, founded in 1950 and headquartered in North Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We also provide thermal process solutions for the solar cell, fuel cell and nuclear fuel industries.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended
	October 1, 2006		October 2, 2005
		% of		% of	Percent
	$ thousands	revenues	$ thousands	revenues	change
Net sales	$18,254	100.0%	$18,543	100.0%	(1.6)%
Cost of goods sold	10,627	58.2%	11,880	64.1%	(10.5)%

Gross profit	7,627	41.8%	6,663	35.9%	14.5%

Selling, general and administrative expenses	3,871	21.2%	4,031	21.7%	(4.0)%
Research, development and engineering	1,377	7.5%	893	4.8%	54.2%

Operating income	2,379	13.1%	1,739	9.4%	36.8%

Income before provision for income taxes	2,397	13.1%	1,591	8.6%	50.7%

Net income	$2,349	12.9%	$1,591	8.6%	47.6%

	Nine Months Ended
	October 1, 2006		October 2, 2005
		% of		% of	Percent
	$ thousands	revenues	$ thousands	revenues	change
Net sales	$61,726	100.0%	$47,141	100.0%	30.9%
Cost of goods sold	37,047	60.0%	30,375	64.4%	22.0%

Gross profit	24,679	40.0%	16,766	35.6%	47.2%

Selling, general and administrative expenses	12,733	20.6%	11,288	23.9%	12.8%
Research, development and engineering	3,559	5.8%	2,532	5.4%	40.6%

Operating income	8,387	13.6%	2,946	6.3%	184.7%

Income before provision for income taxes	8,373	13.6%	2,528	5.4%	231.2%

Net income	$8,205	13.3%	$2,528	5.4%	224.6%

Net Sales. In the third quarter of 2006 versus the third quarter of 2005, the alternative energy products sales growth offset the decrease in sales in our electronic markets.
The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of net sales.

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
		% of		% of		% of		% of
	$	revenues	$	revenues	$	revenues	$	revenues
United States	$4,428	24.3%	$2,647	14.3%	$9,490	15.4%	$7,975	16.9%
Europe, Near East	3,583	19.6%	5,214	28.1%	14,377	23.3%	12,263	26.0%
Asia Pacific	8,733	47.8%	9,849	53.1%	31,107	50.4%	24,130	51.2%
Other Americas	1,510	8.3%	833	4.5%	6,752	10.9%	2,773	5.9%

	$18,254		$18,543		$61,726		$47,141

In the third quarter of 2006 versus the third quarter of 2005, the Company experienced flat total sales, with a decrease in Asia offset by increases in the United States and the Other Americas. During the first nine months of 2006 versus the same period of 2005, the Company has experienced substantial sales growth. The geographical distribution of the percentage of sales has been relatively constant except for an increasing percentage for Other Americas.
Gross Profit. The increase in the gross profit percentage for the third quarter and the first nine months of 2006 versus the same periods in 2005 was principally the result of lower costs in our U.S. and China operations.
Selling, General and Administrative. In the first nine months, the increase in selling, general and administrative expense in absolute dollars was due to increased commission costs resulting from additional sales. However, selling, general and administrative expenses decreased as a percentage of net sales in 2006 versus 2005. Also, the Company increased its spending for customer service, sales, marketing and administration related costs in line with its business needs and new costs of compliance with Sarbanes Oxley and being a public company.
Research, Development and Engineering. In the first nine months of 2006, the Company increased its spending on RD&E versus the first nine months of 2005 to support its expanding product lines and its research efforts in the alternative energy markets.
Operating Income. The increase in operating income was primarily the result of increased revenues and improved margins.
Income Taxes. The Company has federal and state net operating loss carry forwards. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carryforwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.
LIQUIDITY AND CAPITAL RESOURCES
As of October 1, 2006, the Company had $20.1 million in cash and cash equivalents.
During the nine months ended October 1, 2006, the Company had net cash resources provided by operating activities of approximately $0.9 million. The Company’s cash provided was primarily the result of an increase in accounts receivable of $2.8 million, an increase of other assets of $0.4 million, a decrease of accounts payable of $2.3 million, and an increase in inventory of $2.8 million, and was offset by adding back depreciation and amortization of $0.9 million, stock based compensation of $0.1 million and a net profit of $8.2 million.
The Company’s accounts receivable balance decreased by $3.0 million in the third quarter ended October 1, 2006 versus the previous quarter. The Company has decreased its accounts receivable reserve balance in line with the decrease in its accounts receivables.
The Company has a revolving loan agreement that allows for aggregate borrowings, including letters of credit, up to a maximum of $14 million against a borrowing base of secured accounts receivable. The Company may elect to borrow at interest rates of either the bank’s prime rate or LIBOR plus 2.25%. This loan agreement extends to May 31, 2007 and is subject to maintaining certain financial covenants. At October 1, 2006, there were no borrowings outstanding under this agreement.
We entered into a new mortgage note that is secured by our real property in Billerica, MA. The amount of the mortgage note executed on March 30, 2006 was $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $77,103, which includes interest calculated at the rate of 6.84% per annum. This mortgage note has a balloon payment of $6.5 million due and payable at maturity on December 23, 2015.
As of October 1, 2006, the Company has no commitments relating to capital expenditures for a new ERP system. The ERP system implementation is anticipated to be completed by the end of 2007.
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
The first significant deficiency relates to a need to replace our out-dated ERP system. VCC noted the system is no longer supported and, if it should fail, could significantly impact operations, financial reporting and financial disclosure requirements.
The second significant deficiency relates to the need to have a well-defined, formally documented disaster recovery plan for the information technology function.
The third significant deficiency relates to the need for increased training and technical expertise for accounting personnel in the appropriate application of authoritative accounting literature and SEC rules and regulations.
The fourth significant deficiency relates to the need for taking the appropriate steps to ensure timely compliance with Sarbanes – Oxley.
The fifth significant deficiency relates to the need for automating our financial consolidation process and the related accounting for currency translation adjustments. They are currently processed through the use of spreadsheets. We have determined that the manual and complex consolidation and currency translation process has several inherent risks that need to be addressed.
Steps we have taken (or plan to take) to remediate these significant deficiencies are discussed below.
(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the 2005 fiscal year or in the nine months of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have taken (or plan to take) the following steps to remediate the significant deficiencies identified above:
•	With respect to the first significant deficiency, we have selected an ERP solution. Our project plan has the new ERP system being implemented in our Chinese subsidiary and in the United States by end of 2007. Additionally, we have engaged consultants to help us determine if additional controls can be placed around the current business system to minimize the current system’s inherent risks. We are taking the following actions related to out current system:
1.	We have secured both hardware and software support currently and for the foreseeable future.

2.	We have contracted with a third party to provide a “warm-site”, which is a complete duplicate of our current system residing in a secure remote location.

3.	In 2006, we installed a complete (hardware and software) redundant version of our current system on-site. This redundant system will utilize the last nightly data backup to restore the system in the event of a major hardware or software failure on the current system.
•	With respect to the second significant deficiency, we have begun to implement and formally document a disaster recovery plan as it relates to information technology. We have secured consultants to assist us in developing the disaster recovery plan as a component of a larger business continuity plan. We anticipate this initiative to be completed in 2006.

•	With respect to the third significant deficiency, we have increased the accounting staff to provide additional expertise in GAAP, taxation and SEC reporting requirements. Additionally, we have engaged several consultants to assist us with complex accounting and taxation related matters. We are continuing training of our current staff and evaluating the need for additional financial resources.

•	With respect to the fourth significant deficiency, we are aggressively securing resources and technologies to comply with Sarbanes – Oxley. Actions we are taking include the following:

1.	We have secured and evaluated our dedicated internal resources and have identified and secured various consultants to enhance areas of weakness.

2.	We have identified and have begun to document and test the key controls of our significant financial processes and are reviewing all relevant policies and procedures and where appropriate, changes will be made to our internal controls over financial reporting.

3.	We have committed to a new ERP system that, when fully implemented, will provide increased controls over financial reporting by replacing our current manual process.

4.	We are enhancing our core IT infrastructure to provide increased security to our networks and financial information.
•	With respect to the fifth significant deficiency, we believe the successful implementation of the new ERP system will remediate this issue. Our ERP selection criteria evaluated the manufacturer’s financial consolidation program and we concluded that, when fully tested in our environment, will provide accurate and repeatable financial information in an automated process. We are reviewing our current process and will make changes to our internal controls over financial reporting as required.
In summary, we intend to continue to evaluate and, when appropriate, enhance our disclosure for controls and procedures, including our internal control over financial reporting. In particular, we intend to rigorously assess, document and test our internal control over financial reporting during fiscal 2006 in order to move towards compliance with the rules and regulations promulgated under Section 404. We anticipate that, as a result of this assessment process, changes will be made to our internal control over financial reporting and, if necessary, such changes will be described in our future filings under the Exchange Act. We anticipate that certain of these changes will also help address the conditions that management and VCC consider to be significant deficiencies in internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
The description of risk factors associated with our business is set forth below.
We are subject to cyclical downturns in the electronics and semiconductor industries. Recent favorable financial trends in our business may not be sustained.
Our business depends predominantly on the capital expenditures of electronics semiconductor manufacturers, which in turn depend on current and anticipated market demand for printed circuit boards and integrated circuits and the products that use them. The electronics semiconductor industries have historically been cyclical and have experienced periodic downturns that have had a material adverse effect on the demand for electronic semiconductor equipment, including equipment that we manufacture and market. During periods of declining demand, we may have difficulty aligning our costs with prevailing market conditions, as well as motivating and retaining key employees. In particular, our inventory levels during periods of reduced demand may be higher than optimal, and we may be required to make inventory valuation adjustments in future periods. During periods of rapid growth, on the other hand, we may fail to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and we may fail to hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.
We have shifted a significant and growing portion of our production capacity to a new and expanding manufacturing facility in Shanghai, China. We may encounter manufacturing problems associated with managing these operations.
In 2004, we began manufacturing and material sourcing operations in a facility in Shanghai, China. The volume of our products produced in China recently reached approximately a third of our total production. The successful operation of our facility in China is important to our ability to remain profitable and competitive. We may encounter difficulty with the management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our operation in China, our business and profitability will be adversely affected.
In the past year, we have substantially improved our global supply chain and reduced our material costs. Failure to maintain these cost reductions would negatively affect our profit margins.

In the last two years, we have substantially improved our global supply chain and reduced our materials costs. These efforts have resulted in a major improvement in gross margins in our Pyramax product line. While continuous improvement in the supply chain is a key strategic imperative, we may not be successful in achieving our cost reduction goals, in which case further increases in our gross margins would not be achieved. If our costs increase, our gross margin gains will erode. This could be caused by foreign exchange trends, supplier cost increases, increase in fuel costs and other factors.
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
Fuel Cells. The developing fuel cell sector of the energy market is in an early stage of product development, without any guarantees of commercial success. There is considerable risk that this technology may not succeed and our sales to this market may not develop. We have only recently expanded our product offerings to the fuel cell sector of the energy market. Given our limited experience in this segment of the energy generation market, we may encounter problems growing this part of our business.
If we are unable to increase sales and reduce costs, our profitability may be affected negatively.
We generated net income of $8.2 million for the nine months ended, October 1, 2006. Our year to year net income increase was mainly due to a combination of an increase in net sales and an increase in gross margin resulting in an increase in gross profit. We attribute this increase in gross profit primarily to reduced costs resulting from improved procurement management worldwide and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of our production to China. We may not experience comparable cost reductions in future periods. Because we compete, in part, based on our reputation for high quality, a malfunction or other problem with any of our products could undermine our ability to increase or maintain our revenues.
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
Our international sales accounted for 84.6% of our consolidated revenue for the nine months ended October 1, 2006. We expect to continue to generate a significant percentage of our revenue outside the

United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:
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
During the nine months ended October 1, 2006, 50.4% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in the Asia Pacific region could negatively impact spending by our customers.
Our business systems to manage our operations are still being developed. If they are not developed and implemented, it could have a material adverse effect on our business.
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
The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We are required to be in compliance upon our annual report for the year ended December 31, 2006, and we have started to document and test our internal controls in a way that we have never before been required to do. This effort involves substantial time and expense. In part because we limited the resources we devoted to this effort when we were recently incurring losses, we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. In connection with our efforts to date, we have reviewed various significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, a computer accounting system that does not meet our current and future needs, the lack of a well defined and documented disaster recovery system and the need to improve and update the documentation of our policies, procedures, and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting, and provide the required auditor attestation, until at least the end of this fiscal year, there is a reasonable likelihood that our registered public accounting firm will inform us of material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in remediating them within the required time frame.
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
Although we use numerous vendors to supply components for the manufacture of our products, not all are multiple qualified suppliers for all of our parts. Some key parts may only be available from a single supplier. Accordingly, we may experience problems in obtaining adequate and reliable quantities of various components. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Our results of operations will be materially adversely impacted if we are unable to obtain adequate supplies of components in a timely and cost effective manner.
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
Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 16.6% of our outstanding common stock as of October 1, 2006. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:
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

BTU INTERNATIONAL, INC.

DATE: November 7, 2006	BY:	/s/ Paul J. van der Wansem

Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: November 7, 2006	BY:	/s/ Thomas P. Kealy

Thomas P. Kealy
Vice President, Corporate Controller and
Chief Accounting Officer (principal financial and accounting officer)