Form 10-K
period 2006-12-31
BTU INTERNATIONAL INC
filed 2007-03-16
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class

Common Stock, $.01 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $103,579,620 on June 30, 2006.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of March 12, 2007: 9,202,048 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Overview

BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a market-leading supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We furthermore provide thermal process equipment for the solar cell, fuel cell and nuclear fuel industries.

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

We sell products worldwide primarily through a direct technical sales force and through independent sales representatives. Our top revenue generating customers in 2006 included AREVA, Celestica, Intel, AMD, Solectron, Hangzhou, BP Solar, Sagem, Jurong High-Tech, Long Manufacturing, HMT, Compel and Sony.

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

Printed Circuit Board Assembly. In the printed circuit board assembly process, semiconductor and discreet-devices plus other components are attached to printed circuit boards. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow or surface mount reflow. Industry observers estimate that the printed circuit board assembly market is growing at approximately 8% per year. In recent years, several of our markets have been implementing legislation that requires lead free solder processing of printed circuit boards and semiconductors. Japan’s lead free implementation deadline went effective in January 2006, while the implementation deadline for the European Union occurred in July 2006. As manufacturers have been replacing older thermal processing equipment which cannot process lead free solders, these market segments have seen an increased growth rate.

Wafer Level and Die Level Semiconductor Packaging. Semiconductor packaging processes include precision thermal processing steps. In advanced semiconductor packaging, processing takes place at both the wafer level and die level. At the wafer level, deposited solder must be thermally treated to form perfectly spherical “bumps.” At the die level, these bumps allow the integrated circuits to be bonded to the semiconductor package using precise thermal processes. Advancements in the semiconductor industry toward higher chip speeds, smaller form factors and reduced costs are driving the transition to wafer level packaging from the traditional wire bonding technique. Industry observers estimate that the semiconductor packaging market for thermal processing systems is growing at approximately 8% per year.

Alternative Energy Markets

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

Solar Cells. We offer continuous furnaces for solar cell manufacturing. Processes for this application include diffusion, anti-reflective coatings and thick film silver contact firing. Our Quartz muffle furnaces are used for phosphorus diffusion. Our Atmosphere Pressure Chemical Vapor Deposition furnaces are used in the deposition of anti-reflective coatings. In March 2006, we acquired the product lines of Radiant Technology Corporation (RTC) to expand our product offering to include Infrared (IR) lamp furnaces used for rapid thermal processing of silver contact applications. These systems generally range in price from $180,000 to $600,000.

Fuel Cells. We offer a range of products used primarily in the manufacturing of Solid Oxide Fuel Cells (SOFCs). Typical processes performed by our equipment in this market are drying, sintering, co-firing and glass to metal sealing. In addition to supplying individual systems, we offer complete turnkey systems for the manufacture of fuel cell components. Drying applications are processed in our CHT series convection drying systems. Sintering and co-firing applications can be in excess of 1500°C. Our Convection Batch and Pusher furnaces are used for these processes. These systems generally range in price from $175,000 to $1.0 million.

Nuclear Fuel. We offer systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell for up to $2.4 million.

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

We believe our customers continue to choose our products because of the following factors:

Accurate and Uniform Temperature. Our systems use convection, radiation and infrared heating technologies. Our high rate convection and fully enclosed coil heating modules are designed to provide controlled heating capacities across many different applications, thereby enabling our customers to maximize process uniformity and throughput. In addition, our systems are designed to apply heat uniformly across the product load, which is critical to ensure optimum processing. Heat up and cool down profiles are also closely controlled for process consistency and the protection of product.

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

Processing Flexibility. Major electronics manufacturers process many sizes of printed circuit boards and often need rapid product changeover capabilities. Our systems can process printed circuit boards of different sizes with minimal or no reconfiguration. Rapid changeover reduces down time and increases manufacturing volume. In addition, our other thermal products can be configured for multiple process applications allowing for versatility in materials manufacturing.

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

•

Capitalize on lead-free solder process requirements to drive sales growth in the printed circuit board assembly and semiconductor packaging markets by providing products of superior performance, flexibility and value.

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

Electronics Markets

Printed Circuit Board Assembly. We currently sell thermal processing systems used in the solder reflow and curing stages of printed circuit board assembly. Our printed circuit board assembly products are used primarily in the advanced high-density segments of the market, which utilize surface mount technology.

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

Alternative Energy Markets

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

Solar Cells. We offer continuous furnaces for solar cell manufacturing. Processes for this application include diffusion, anti-reflective coatings and thick film silver contact firing. Our Quartz TQ Series muffle furnaces are used for phosphorous diffusion. Our Atmosphere Pressure Chemical Vapor Deposition furnaces are used in the deposition of anti-reflective coatings. Our Infrared IR Series tungsten lamp furnaces are used for rapid thermal processing of silver contact applications. These systems generally range in price from $180,000 to $600,000.

Nuclear Fuels. We offer both walking beam and pusher systems for sintering fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with advanced thermal processing systems that use pusher technology. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell for up to $2.4 million.

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our top revenue generating customers in 2006 included AREVA, Celestica, Intel, AMD, Solectron, Hangzhou, BP Solar, Sagem, Jurong High-Tech, Long Manufacturing, HMT, Compel, Sony. In 2006, no customer accounted for more than 10% of net sales.

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

Research, Development and Engineering

Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering expense in 2006 was focused on the development of new products and improved furnace applications for thermal solutions for energy generation application processes; the expansion of our Pyramax solder reflow platform with the completion of the mid-sized Pyramax 125 offerings, which was developed jointly by BTU engineers in China and the U.S.A. The AtmoPlas development team is doing basic research on a different heating technology using microwave to create plasma. Our research, development and engineering costs for the years ended December 31, 2006, 2005 and 2004 can be found on our Consolidated Statements of Operations, contained herein.

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

Manufacturing and Suppliers

Our principal manufacturing operations consist of final assembly, systems integration and testing at our facilities in North Billerica, Massachusetts and Shanghai, China. We outsource the manufacture of many of our subsystems to a number of key suppliers and maintain close relationships with them while also maintaining qualified alternative suppliers and to maintain a cost down focus in the event we exceed the capacity of our key suppliers or otherwise lose access to these suppliers. In 2004, we established an engineering and manufacturing facility in Shanghai, China for our printed circuit board products as well as local sourcing of materials.

In the past two years, we have substantially improved our global supply chain and reduced our material costs. These efforts have resulted in a major improvement in gross margins in the Pyramax product line. We have upgraded and reorganized our operations organization in the U.S. In addition, we have broadened our supply base in China. We have leveraged our presence there to widen the base of suppliers for the Pyramax family of reflow soldering equipment.

Continuous improvement in the supply chain is a key strategic imperative. We have established a global sourcing organization, based in China, to further develop high quality, cost effective suppliers throughout the world.

We continue to invest in software and capital equipment related to our information technology infrastructure and customer support. We have made a major investment in and are in the process of installing a new business operations and management system in Shanghai and at the Company’s headquarters in Billerica, MA.

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

Backlog

Backlog as of December 31, 2006, was $8.9 million, compared to $15.4 million as of December 31, 2005. As of December 31, 2006, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Employees

As of December 31, 2006, we had 348 employees, of whom 64 are engaged in sales, marketing and service, 48 in research, development and engineering, 35 in finance and administration and 201 in operations. Of these employees, 182 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2007.

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

In 2004, we began manufacturing and material sourcing operations in a facility in Shanghai, China. The volume of our products produced in China is now approximately a third of our total production. The successful operation of our facility in China is important to our ability to remain profitable and competitive. We may encounter difficulty with the management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our operation in China, our business and profitability will be adversely affected.

In the past two years, we have substantially improved our global supply chain and reduced our material costs. Failure to maintain these cost reductions would negatively affect our profit margins.

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

Sales of our products to the alternative energy markets are subject to substantial risks.

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

Failure to realize the full value of the R.T.C. and AtmoPlas acquisitions could negatively affect the Company’s profitability.

Success of the acquired R.T.C. products in the Solar Energy market is only partially dependent on the abilities of the Company. These Infrared furnace applications are dependent on the same market risks identified above under Solar Energy. The AtmoPlas acquisition represents a major development opportunity for the Company, yet at substantial risk. Should the Company fail to commercially actualize the potential developmental products and process applications, substantial costs would be incurred by the Company without benefit.

If we are unable to increase sales and reduce costs, our profitability may be affected negatively.

We generated net income of $9.2 million in 2006. Our year to year net income increase was mainly due to a combination of an increase in net sales and an increase in gross margin percentage resulting in an increase in gross profit. We attribute this increase in gross profit percentage primarily to reduced costs resulting from improved procurement management worldwide and our global sourcing of materials, as well as manufacturing efficiencies achieved with the transition of a portion of our production to China. We may not experience comparable cost reductions in future periods. Because we compete, in part, based on our reputation for high quality, a product malfunction or other problem with any of our products could undermine our ability to increase or maintain our revenues.

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

Our international sales accounted for 82.5% of our consolidated revenue for 2006. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

•	fluctuations in currency exchange rates;

•	the imposition of governmental controls;

•	import and export license requirements;

•	political instability;

•	difficulties enforcing contractual and intellectual property rights;

•	terrorist activities and armed conflict;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs;

•	costs and difficulties in staffing and managing international operations; and

•	longer customer payment cycles.

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

Over the past few years, a majority of our revenue is generated from sales in the Asia Pacific region. Our operations are particularly vulnerable to instability in this region and competition from organizations based in this region.

During 2006, 48.6% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics produced in the Asia Pacific region could negatively impact spending by our customers.

The cost of public company regulatory compliance in the United States places the Company at a competitive disadvantage in its primary geographical market.

The Company is incurring and will continue to incur substantial increased internal staffing, external consulting, tax and audit costs to comply with governmental regulations imposed on public companies in the United States. The Company’s primary geographical growth market of opportunity is Asia for both the Company’s Electronics and Alternative Energy products. The Company is competitively disadvantaged as our Asian competitors are not subject to these same regulatory costs.

In China our new business systems to manage our operations are still being developed. If they are not developed and implemented, it could have a material adverse effect on our business.

At the end of 2006, our supply chain management process in China was manual in nature, which limits our global material visibility. Although on January 1, 2007, we implemented new enterprise resource planning and material resource planning systems, we may not be successful in doing so. As our Chinese operations grow, the risks associated with a lack of advanced enterprise resource planning and material resource planning systems increase and could disrupt our business.

Our primary computer business system in the U.S. is outdated. A significant malfunction could disrupt our business operations.

Our U.S. manufacturing business system is at the end of its life, potentially posing a risk to the operation of our business. Some of the computer system’s hardware and software have limited support, which could result in an interruption in business activities. Solutions to address these risks are being implemented in 2007 but may not be successful.

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

The Company has identified two material weaknesses in its internal controls over financial reporting which could have adverse consequences.

The two material weaknesses identified are segregation of duties and lack of evidence along with inadequate financial key controls over financial reporting. To remediate these weaknesses the Company has increased and is continuing to increase its accounting staffing to accomplish, among other goals, a narrower range of control for the individual accountants and a broadening in the depth, documentation and consistency of executing key controls, but is uncertain that the Company will be totally successful in remediating its controls weaknesses. Until these controls are remediated, we are at somewhat greater risk of not detecting improper activities. However, the cost of remediation is high and continues to grow. The costs of remediation might have an adverse consequence on the financial performance of the Company.

The income tax percentage on the Company’s consolidated income before taxes is subject to variables beyond our control.

The Company’s net income and cash flow can be adversely affected by innumerable conditions affecting income taxes which are outside the Company’s scope of authority to control. To name but a few of the potential uncontrollable circumstances that could affect the consolidated tax rate:

•

The Company sells and operates globally with manufacturing in both the United States and China. Disagreements could occur on the jurisdiction of income and taxation among different country governmental tax authorities. Potential area of disputes could include transfer pricing values, intercompany cross charges and intercompany balances.

•

The Company is presently benefiting from a “tax holiday” in its Shanghai manufacturing subsidiary. Recently the Chinese government tax authorities announced their intentions to pass legislation to impose an equalization of tax rates for both domestic and foreign companies. The potential applicability of this new uniform tax rate law and its impact on the Company are yet to be determined.

•

In the United States, new tax disclosure regulations, unfavorable interpretations and unforeseen enforcements by the government tax authorities of various provisions of the federal and state tax codes, could have an unfavorable impact on the amount and timing of the Company’s tax provision and cash flow.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner would adversely impact our operations.

Although we use numerous vendors to supply components for the manufacture of our products, not all are qualified suppliers for all of our parts. Some key parts may only be available from a single supplier. Accordingly, we may experience problems in obtaining adequate and reliable quantities of various components. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Our results of operations will be materially adversely impacted if we are unable to obtain adequate supplies of components in a timely and cost effective manner.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 16.0% of our outstanding common stock as of December 31, 2006. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

ITEM 1B.    UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot facility. We also operate an approximately 45,000 square feet leased manufacturing, engineering, sales and service facility in Shanghai, China. We currently run our manufacturing facilities on a multi-shift basis. We believe that our plants in the U.S. and China provide sufficient manufacturing capacity into the foreseeable future.

In England, we lease a facility for our European and Near East sales and service operations. We also rent office space in Paris, France. In the Asia Pacific region, we lease sales and service offices in Singapore, Penang, Malaysia and Cavite, Philippines.

ITEM 3.	LEGAL PROCEEDINGS

There were no material legal proceedings pending as of the time of this filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages as of December 31, 2006:

Name	Age	Position

Paul J. van der Wansem	67	Chairman and Chief Executive Officer

Thomas P. Kealy	64	Vice President, Chief Accounting Officer and Corporate Controller

James M. Griffin	49	Vice President, Global Sales and Service and Corporate Officer

Thomas F. Nash	53	Vice President, Global Operations and Marketing and Corporate Officer

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

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “BTUI.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2005
First Quarter	$3.49	$2.75
Second Quarter	4.12	3.00
Third Quarter	10.50	3.70
Fourth Quarter	16.90	9.11
Year Ended December 31, 2006
First Quarter	18.58	12.10
Second Quarter	22.79	12.50
Third Quarter	14.73	9.11
Fourth Quarter	13.67	8.92

As of March 12, 2007, we had 450 record holders of our common stock.

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

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2006, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	588,237	$6.66	766,801
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	588,237	$6.66	766,801

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2004, December 31, 2005 and December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2005 and December 31, 2006 have been derived from our consolidated financial statements audited by independent public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2002 and December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2002, December 31, 2003 and December 31, 2004 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

The graph below matches the cumulative 5-year total return to shareholders on BTU International, Inc.’s common stock versus the cumulative total returns of the S & P 500 index and the S & P Information Technology index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., The S & P 500 Index

And The S & P Information Technology Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Fiscal Year Ended December 31,
Consolidated Statement of Operations Data:	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Net sales	$30,631	$28,490	$54,639	$66,407	$78,289
Cost of goods sold	21,030	22,098	41,503	42,575	46,554

Gross profit	9,601	6,392	13,136	23,832	31,735
Selling, general and administrative	13,413	9,419	11,528	15,343	17,139
Research, development and engineering	3,587	3,382	3,691	3,206	5,065
Restructuring charge and executive retirement	1,350	190	1,648	—	—

Operating income (loss)	(8,749)	(6,599)	(3,731)	5,283	9,531
Interest income (expense), net	(150)	(304)	(452)	(563)	105
Other income (expense)	12	(148)	2	—	(225)

Income (loss) before provision (benefit) for income taxes	(8,887)	(7,051)	(4,181)	4,720	9,411
Net income (loss)	$(7,072)	$(6,829)	$(4,181)	$4,619	$9,222

Earnings (loss) per share:
Basic	$(1.03)	$(0.97)	$(0.58)	$0.62	$1.01
Diluted (1)	$(1.03)	$(0.97)	$(0.58)	$0.60	$0.98
Weighted average shares outstanding:
Basic	6,886	7,042	7,185	7,421	9,121
Diluted (1)	6,886	7,042	7,185	7,672	9,440

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,847	$6,659	$372	$15,460	$25,100
Working capital	21,411	16,060	12,936	35,368	48,814
Total assets	31,514	25,654	27,058	48,905	65,687
Total liabilities	10,413	10,834	16,407	16,422	20,755
Stockholders’ equity	21,101	14,820	10,651	32,483	44,932

(1)	Common share equivalents are anti-dilutive when in a loss position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmosphere parameters. Our convection solder reflow systems are used to attach electronic components to printed circuit boards, primarily in the advanced high-density surface mount segments of the market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. Our customers in the alternate energy generation market use our thermal systems to deposit materials and to process advanced ceramics and metal alloys which are used in fuel cell, solar cell and nuclear fuel applications.

In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. During 2005, we began construction of additional leased facilities in Shanghai, which became fully operational in the second quarter of 2006. These additional facilities were needed for further expansion into the Asia Pacific region. In addition, we expanded our product development capability to China, creating a global engineering team. This team has developed and commercially introduced our latest Pyramax product and continues to collaborate on additional product initiatives.

In the past few years, we have substantially improved our U.S. and global supply chain and reduced our materials costs. These efforts have resulted in a major improvement in gross margins primarily in our Pyramax product line, manufactured in both our U.S. and China factories.

Critical Accounting Policies

The following is a discussion of those accounting policies that we deem to be “critical” — that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104, “Revenue Recognition.” Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those provisions has not been previously demonstrated. Furthermore, we recognize revenue upon completion of installation for products that require installation for which the installation is essential to functionality or is not inconsequential or perfunctory. Revenue for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

Stock Based Compensation. Effective January 1, 2006, we adopted the provisions of the SFAS No. 123R, Share-Based Payment (SFAS No. 123R). Under SFAS No. 123(R), we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123. We expense share-based compensation under the straight-line method.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.0%	64.1%	59.5%

Gross profit	24.0%	35.9%	40.5%
Operating expenses:
Selling, general and administrative	21.1%	23.1%	21.9%
Research, development and engineering	6.7%	4.8%	6.4%
Restructuring charge and executive retirement	3.0%	0.0%	0.0%

Operating income (loss)	(6.8)%	8.0%	12.2%
Interest income	0.0%	0.0%	0.8%
Interest expense	(0.9)%	(0.9)%	(0.7)%
Other expense, net	0.0%	0.0%	(0.3)%

Income (loss) before provision (benefit) from income taxes	(7.7)%	7.1%	12.0%
Provision from income taxes	0.0%	0.2%	0.2%

Net income (loss)	(7.7)%	6.9%	11.8%

FISCAL YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Net Sales. Net sales increased 17.9% from $66.4 million in 2005 to $78.3 million in 2006. The primary 2006 increases in net sales were from the Company’s Surface Mount Technology and Solar markets.

The percentage of net sales attributable to our customers in the United States increased in 2006 by 1.2%, net sales attributable to our customers in Europe remained the same, net sales attributable to our Asia Pacific customers decreased by 4.0% and net sales attributable to our customers in the other Americas increased by 2.7%. Although the 2006 net sales dollars increased by over 9%, the decrease in the percentage of 2006 net sales to the Asia Pacific region reflects the decline in demand for our Surface Mount Technology products in this territory in the second half of 2006. The increase in net sales for the other Americas represents a continuing growth market with the primary increase in Brazil.

Gross Profit. Gross profit increased 33.2% from $23.8 million in 2005 to $31.7 million in 2006 and, as a percentage of net sales, increased from 35.9% in 2005 to 40.5% in 2006. The increase in gross profit as a percentage of sales for 2006 was primarily the result of significant cost reductions for the raw materials for the Company’s Pyramax products as well as other products and significant savings resulting from the Company’s expansion of its China manufacturing facilities.

Selling, General and Administrative. Selling, general and administrative costs increased 11.7% from $15.3 million in 2005 to $17.1 million in 2006, but as a percentage of net sales, decreased from 23.1% to 21.9%. The increase in costs in 2006 represents expenditures required to properly service our global customer base and support the added SG&A needs associated with the Sarbanes Oxley compliance requirements.

Research, Development and Engineering. Research, development and engineering costs increased 58.0% from $3.2 million in 2005 to $5.1 million in 2006, and as a percentage of net sales, increased from 4.8% in 2005 to 6.4% in 2006. In 2006, the Company shifted more of its development resources to focus on the opportunities presented by the alternative energy generation market. The Company’s investment in and continued development spending on the AtmoPlas technology, represents a commitment to future opportunities in the alternative energy arena.

Operating Income. The Company went from an operating income of $5.3 million in 2005 to an operating income of $9.5 million in 2006, and as a percentage, operating income increased from 8.0% of net sales in 2005 to an operating income of 12.2% of net sales in 2006.

Interest Income (Expense), Net. Net interest income/expense went from $563,000 of expense in 2005 to $120,000 of income in 2006 primarily as a result of interest expense from the Company’s increased mortgage on its facilities in Billerica, MA, offset by interest income earned on the cash generated by the Company and a secondary offering of stock.

Income Taxes. The Company recorded a tax expense of $189,000 in 2006. This amount is the result of the Company recording a current tax provision of $395,000 offset by the reversal of various deferred tax reserves of $206,000. The tax holiday we currently have in China combined with the utilization of net operating loss carryovers has allowed the Company to record a low effective tax rate. The Company’s statutory federal income tax rate is 34%.

FISCAL YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Net Sales. Net sales increased 21.5% from $54.6 million in 2004 to $66.4 million in 2005. The 2005 percentage increases in net sales were across the Company’s markets from Energy Generation to Surface Mount Technology to Semi Packaging systems as all the markets were expanding.

The percentage of net sales attributable to our customers in the United States decreased in 2005 by 8.5%, net sales attributable to our customers in Europe increased by 4.5%, net sales attributable to our Asia Pacific customers increased by 0.5% and net sales attributable to our customers in the other Americas increased by 3.5%. The decrease in the percentage of net sales to United States customers reflects the shift in the electronics business to Asia Pacific. This continuing revenue shift from the United States to Asia is indicative of our United States based multinational customers transferring their manufacturing operations from domestic facilities to Asian operations to attain lower costs and be closer to their markets. The Company has moved in this same direction and has established furnace assembly operations in China to attain lower costs and be closer to the expanding Asian market.

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

Operating Income (Loss). The Company went from an operating loss of $(3.7) million in 2004 to an operating income of $5.3 million in 2005, and as a percentage, operating loss decreased from (6.8)% of net sales in 2004 to an operating income of 8.0% of net sales in 2005.

Interest Income (Expense), Net. Interest expense increased by 24.6% from $452,000 in 2004 to $563,000 in 2005 primarily as a result of increased borrowings by the Company on its line of credit with the bank.

Income Taxes. The Company has recorded a tax expense of $101,000 in 2005. This amount is the result of the Company recording a current tax provision of $210,000 offset by a tax account adjustment of $109,000. The Company’s statutory federal income tax rate is 34%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $25.1 million in cash and cash equivalents.

During 2006, we generated net cash of approximately $6.3 million from operating activities. This generation of cash was primarily the result of a net profit of $9.2 million, adding back depreciation and amortization of $1.2 million and a decrease in accounts receivable of $0.7 million, offset by an increase in inventories of $3.1 million, a decrease in accounts payable of $1.3 million and a net reduction in other assets and liabilities of $0.4 million.

On December 12, 2005, the Company sold 1,250,000 shares of our common stock in a secondary offering raising approximately $15 million in net cash to support our growth requirements. In addition, on January 12, 2006, the underwriter exercised its option to purchase 87,500 additional shares of common stock netting the Company cash of approximately $1.1 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants. At December 31, 2006, there were no borrowings outstanding under the loan agreement.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2006 of approximately $9.8 million. Net proceeds on the refinancing were $4.7 million.

We had no material commitments for capital expenditures as of December 31, 2006.

Our business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2007.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2006 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$14,982	$915	$1,831	$1,831	$10,405
Capital leases	12	6	6	—	—
Operating leases	1,464	595	812	57	—
Open purchase orders	2,843	2,843	—	—	—

Total	$19,301	$4,359	$2,649	$1,888	$10,405

OTHER MATTERS

The impact of inflation and the effect of foreign exchange rate changes during 2006 have not had a material impact on our business and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN No. 48) was issued in July 2006, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 will be effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not yet completed our evaluation of the impact of adopting FIN No. 48 on our financial position or results of operations.

SFAS No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108) was issued in September 2006. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying value of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method, and the Company had properly applied its method for assessing misstatements in the prior year. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

SFAS No. 157, Fair Value Measurements (SFAS No. 157) was issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years ending on or after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

Our primary market risk exposure is in the area of foreign currency exchange rate risk as we are exposed to currency exchange rate fluctuations as they pertain to invoices for parts and labor in our foreign locations.

As of December 31, 2006, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2006, with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Quarter Ended
	Apr. 03, 2005	July 03, 2005	Oct. 02, 2005	Dec. 31, 2005	Apr. 02, 2006	July 02, 2006	Oct. 01, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Net sales	$12,792	$15,806	$18,543	$19,267	$20,935	$22,538	$18,254	$16,563
Cost of goods sold	8,277	10,218	11,880	12,201	12,903	13,518	10,627	9,507

Gross profit	4,515	5,588	6,663	7,066	8,032	9,020	7,627	7,056
Selling, general and administrative	3,444	3,813	4,031	4,055	4,405	4,457	3,871	4,406
Research, development and engineering	772	867	893	674	928	1,254	1,377	1,506

Income from operations	299	908	1,739	2,337	2,699	3,309	2,379	1,144
Interest income (expense), net	(132)	(138)	(148)	(145)	21	(24)	36	71
Other income (expense), net	—	—	—	—	(45)	16	(18)	(176)

Income before provision for income taxes	167	770	1,591	2,192	2,675	3,301	2,397	1,039
Provision for income taxes	—	—	—	101	54	66	48	21

Net income	$167	$770	$1,591	$2,091	$2,621	$3,235	$2,349	$1,018

Earnings per share:
Basic	$0.02	$0.11	$0.22	$0.27	$0.29	$0.35	$0.26	$0.11
Diluted	$0.02	$0.11	$0.20	$0.25	$0.28	$0.34	$0.25	$0.11
Weighted average number of shares outstanding:
Basic	7,219	7,247	7,384	7,849	9,009	9,133	9,162	9,178
Diluted	7,291	7,367	7,779	8,279	9,407	9,442	9,432	9,429

	QUARTER ENDED
	Apr. 03, 2005	July 03, 2005	Oct. 02, 2005	Dec. 31, 2005	Apr. 02, 2006	July 02, 2006	Oct. 01, 2006	Dec. 31, 2006
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.7%	64.6%	64.1%	63.3%	61.6%	60.0%	58.2%	57.4%

Gross profit	35.3%	35.4%	35.9%	36.7%	38.4%	40.0%	41.8%	42.6%
Selling, general and administrative	26.9%	24.1%	21.7%	21.0%	21.0%	19.8%	21.2%	26.6%
Research, development and engineering	6.1%	5.5%	4.8%	3.5%	4.4%	5.6%	7.5%	9.1%

Income from operations	2.3%	5.8%	9.4%	12.2%	12.9%	14.6%	13.1%	6.9%
Interest income (expense), net	(1.0)%	(0.9)%	(0.8)%	(0.8)%	0.1%	(0.1)%	0.2%	0.4%
Other income (expense), net	0.0%	0.0%	0.0%	0.0%	(0.2)%	0.1%	(0.1)%	(1.1)%

Income before provision for income taxes	1.3%	4.9%	8.6%	11.4%	12.8%	14.6%	13.2%	6.2%
Provision for income taxes	0.0%	0.0%	0.0%	0.5%	0.3%	0.3%	0.3%	0.1%

Net income	1.3%	4.9%	8.6%	10.9%	12.5%	14.3%	12.9%	6.1%

During the eight quarters of 2005 and 2006, net sales began at a low of $12.8 million and increased for each of the succeeding five quarters through the second quarter of 2006 to a peak of $22.5 million. These sales increases were in all of the Company’s major markets which include Surface Mount Technology, Semi Packaging and Energy Generation products. During the most recent two quarters, sales have successively decreased to $16.6 million. The primary decline in sales was due to a reduction in demand for the Company’s Surface Mount Technology products during the last two quarters.

Gross profit as a percentage of net sales during the last eight quarters began at a low of 35.3% and continuously increased to a peak of 42.6% in the fourth quarter of 2006. The continuous increase in gross profit percentage for the last eight quarters was primarily the result of significant cost reductions from the Company’s continuing global sourcing program for raw materials and significant labor and overhead savings resulting from the Company’s expansion of its China manufacturing facilities.

Selling, general and administrative costs during the last eight quarters in 2005 and 2006 increased from a low of $3.4 million to a high of $4.5 million. The increase in costs in 2006 represents the staffing and expense adjustments required to properly support and service our customers globally and the significant increase in internal and external administrative expenses necessary to comply with the regulation burden of being a public company.

Research, development and engineering costs for the last eight quarters have increased from a low of $0.7 million to a high of $1.5 million. The major increases are related to the Company’s continuing development of products for the Alternative Energy market. In June of 2006, the Company acquired AtmoPlas, which is an R&D development house concentrating on state of the art thermal processing. The development costs of AtmoPlas are included in the RD&E expenses.

Income from operations in the last eight quarters increased for the first six quarters in line with the increase in sales and gross margin percentage. In the last two quarters, although the gross margin percentage increased the income from operations decreased due to the reduction in sales.

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
Assets	2006	2005
Current assets
Cash and cash equivalents	$25,100	$15,460
Accounts receivable, less reserves of $224 and $388 at December 31, 2006 and 2005	16,149	16,519
Inventories, net	17,357	13,933
Other current assets	528	489

Total current assets	59,134	46,401

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	8,277	7,990
Machinery and equipment	10,320	8,104
Furniture and fixtures	909	1,021

	19,716	17,325
Less accumulated depreciation	(15,560)	(14,982)

Net property, plant and equipment	4,156	2,343

Other assets, net of accumulated amortization of $380 in 2006 and $157 in 2005	2,397	161

Total assets	$65,687	$48,905

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt and capital lease obligations	$268	$183
Trade accounts payable	5,023	6,069
Customer deposits	432	601
Accrued expenses	4,597	4,180

Total current liabilities	10,320	11,033
Long-term debt and capital lease obligations less current maturities	9,552	5,106
Long-term deferred compensation	283	283
Other long-term liabilities	600	—

Total liabilities	20,755	16,422

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,332,631 shares issued and 9,183,621 shares outstanding at December 31, 2006 and 10,039,759 shares issued and 8,890,749 shares outstanding at December 31, 2005	103	100
Additional paid in capital	42,592	39,746
Deferred compensation	—	(49)
Accumulated earnings (deficit)	5,866	(3,356)
Less: treasury stock at cost, 1,149,010 shares at December 31, 2006 and December 31, 2005	(4,177)	(4,177)
Accumulated other comprehensive income	548	219

Total stockholders’ equity	44,932	32,483

Total liabilities and stockholders’ equity	$65,687	$48,905

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$78,289	$66,407	$54,639
Cost of goods sold	46,554	42,575	41,503

Gross profit	31,735	23,832	13,136

Selling, general and administrative	17,139	15,343	11,528
Research, development and engineering	5,065	3,206	3,691
Restructuring and executive retirement	—	—	1,648

Operating income (loss)	9,531	5,283	(3,731)

Interest income	667	3	18
Interest expense	(562)	(566)	(470)
Other income (expense)	(225)	—	2

Income (loss) before provision for income taxes	9,411	4,720	(4,181)
Provision for income taxes	189	101	—

Net income (loss)	$9,222	$4,619	$(4,181)

Income (loss) per share:
Basic	$1.01	$0.62	($0.58)
Diluted	$0.98	$0.60	($0.58)
Weighted average number of shares outstanding:
Basic shares	9,121	7,421	7,185
Diluted shares	9,440	7,672	7,185

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Comp.	Retained Earnings (Accum. Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$				# of shares	$
Balance at December 31, 2003	8,294	$83	$22,349	$(18)	$(3,794)	1,149	$(4,177)	$377	$14,820

Net loss	—	—	—	—	(4,181)	—	—	—	(4,181)
Exercise of stock options	62	—	180	—	—	—	—	—	180
Translation adjustment	—	—	—	—	—	—	—	(186)	(186)
Amortization of deferred compensation	—	—	—	18	—	—	—	—	18

Balance at December 31, 2004	8,356	$83	$22,529	$—	$(7,975)	1,149	$(4,177)	$191	$10,651

Net income	—	—	—	—	4,619	—	—	—	4,619
Exercise of stock options	434	4	2,219	—	—	—	—	—	2,223
Issuance of common stock, net of issuance costs of $1,271	1,250	13	14,998	—	—	—	—	—	15,011
Translation adjustment	—	—	—	—	—	—	—	28	28
Amortization of deferred compensation	—	—	—	(49)	—	—	—	—	(49)

Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483

Net income		—	—	—	9,222	—	—	—	9,222
Exercise of stock options	135	1	461	—	—	—	—	—	462
Issuance of common stock, net of issuance costs of $63	158	2	2,069	—	—	—	—	—	2,071
Reclass of deferred compensation and compensation expense related to SFAS 123R	—	—	316	49	—	—	—	—	365
Translation adjustment	—	—	—	—	—	—	—	329	329

Balance at December 31, 2006	10,333	$103	$42,592	$—	$5,866	1,149	$(4,177)	$548	$44,932

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$9,222	$4,619	$(4,181)
Other comprehensive gain (loss)
Foreign currency translation adjustment	329	28	(186)

Comprehensive income (loss)	$9,551	$4,647	$(4,367)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,222	$4,619	$(4,181)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,162	831	1,025
Provision for bad debts	(164)	167	—
Provision for inventory	(69)	375	(64)
Stock based compensation	365	11	18
Net change in operating assets and liabilities:
Accounts receivable	723	(7,516)	(3,097)
Inventories	(3,140)	(954)	(5,495)
Other current assets	(3)	157	(177)
Other assets	(54)	(78)	541
Accounts payable	(1,279)	652	2,857
Customer deposits	(186)	562	(297)
Accrued expenses	(313)	1,388	1,112
Deferred compensation	—	(289)	(146)

Net cash provided by (used in) operating activities	6,264	(75)	(7,904)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,779)	(429)	(424)
Cash paid for acquisitions	(975)	—	—

Net cash used in investing activities	(2,754)	(429)	(424)

Cash flows from financing activities:
Proceeds from refinance of mortgage note	4,686	—	—
Principal payments under long-term debt and capital lease agreements	(226)	(173)	(138)
Net borrowings (payments) under revolving credit agreement	—	(2,185)	2,185
Restricted cash	—	688	—
Issuance of common stock	1,070	15,011	—
Proceeds from the exercise of stock options	462	2,223	180

Net cash provided by financing activities	5,992	15,564	2,227

Effects of exchange rates on cash	138	28	(186)

Net increase (decrease) in cash and cash equivalents	9,640	15,088	(6,287)
Cash and cash equivalents, beginning of period	15,460	372	6,659

Cash and cash equivalents, end of period	$25,100	$15,460	$372

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$538	$563	$470
Income taxes	$28	$151	$—
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	$1,591	$—	$—
Less fair value of liabilities assumed	$(1,091)	$—	$—

Cash paid	$500	$—	$—
Acquisition of AtmoPlas Technology and Research
Fair value of assets acquired	$1,390	$—	$—
Less fair value of liabilities assumed	$(915)	$—	$—

Cash paid	$475	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BTU International, Inc. and its wholly owned subsidiaries (the Company) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and alternate energy industries.

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The primary estimates used in the consolidated financial statements include percent complete revenue, inventory valuation, allowance for doubtful accounts and warranty reserves.

CASH AND CASH EQUIVALENTS

The Company has classified certain liquid financial instruments, with original maturities of three months or less, as cash equivalents. These financial instruments are carried at cost, which approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $(164,000), $216,000 and $0 for 2006, 2005 and 2004, respectively. The Company has decreased its bad debt reserve from December 31, 2005 to December 31, 2006 from $388,000 to $224,000.

INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2006	2005
Raw materials and manufactured components	$11,276	$8,491
Work-in-process	3,672	3,571
Finished goods	2,409	1,871

	$17,357	$13,933

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. In 2006, 2005 and 2004, respectively, $122,000, $166,000 and

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$60,000 were recorded as a charge to cost of goods sold to provide for excess and obsolete inventories. The Company also records, as a charge to cost of goods sold, any amounts required to reduce the carrying value of the finished goods inventory to net realizable value. In 2006, 2005, and 2004, respectively, $688,000, $424,000 and $459,000 were recorded as a charge to cost of goods sold to reduce the carrying value of inventory to net realizable value. Additionally, the Company sold inventory that had a provision in the amounts of $250,000, $215,000 and $583,000 for the years ending 2006, 2005 and 2004.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Furniture and fixtures	3-8 years
Leasehold improvements	3 years

Depreciation expense was approximately $783,000, $775,000 and $902,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments of intangible assets or property, plant and equipment have been identified during the year ended December 31, 2006.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2006	2005
Net deferred financing costs	$66	$56
Other receivable	207	78
Intellectual property	2,027	—
Other	97	27

Total	$2,397	$161

Deferred financing costs capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $61,000, $56,000 and $84,000 in 2006, 2005

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2004, respectively. Amortization on intellectual property was approximately $318,000, $0 and $39,000 in 2006, 2005 and 2004, respectively.

Deferred financing costs and intellectual property will be amortized as follows (in thousands):

	Deferred Financing Costs	Intellectual Property
2007	$7	$444
2008	7	427
2009	7	427
2010	7	427
2011	7	182
Thereafter	31	120

	$66	$2,027

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as updated by SEC SAB No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the year ended 2006, 2005 and 2004, $1,211,000, $3,435,000 and $1,570,000, respectively, was recognized as revenue using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 Accounting for Shipping and Handling Fees and Cost. Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $350,000 and a reduction in net income of $343,000 and a decrease in basic and diluted earnings per share of $0.04 and $0.03, respectively.

Prior to January 1, 2006 employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 79,589, 0 and 729,139 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively. However, these options could become dilutive in future periods.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN No. 48) was issued in July 2006, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 will be effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not yet completed our evaluation of the impact of adopting FIN No. 48 on our financial position or results of operations.

SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108) was issued in September 2006. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying value of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method, and the Company had properly applied its method for assessing misstatements in the prior year. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

SFAS No. 157, Fair Value Measurements (SFAS No. 157) was issued in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years ending on or after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

RECLASSIFICATION

Certain prior year financial statement information has been reclassified to conform with the current year presentation.

(2)    ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Accrued commissions	$2,118	$1,356
Accrued warranty	748	1,036
Accrued income taxes	305	86
Accrued audit	361	184
Accrued bonus	245	687
Accrued start up	202	339
Payroll and payroll taxes	524	389
Other	94	103

	$4,597	$4,180

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table reflects changes in the Company's accrued warranty account during the fiscal years ended December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Beginning balance	$1,036	$635
Plus: accruals related to new sales	1,046	996
Less: warranty claims incurred	(668)	(580)
Less: reversal of excess requirements	(666)	(15)

Ending balance	$748	$1,036

(3)    DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants. At December 31, 2006, there were no borrowings outstanding under the loan agreement.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $74,733, which includes interest calculated at the rate of 5.42% per annum through December 23, 2006. Effective January 23, 2007, the monthly payment will be $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2006 of approximately $9.8 million. Net proceeds from the refinancing were $4.7 million.

Long-Term Debt at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Mortgage note payable	$9,808	$5,272
Capital lease obligations, interest rate of 6.75%	12	17

	9,820	5,289
Less—current maturities	268	183

	$9,552	$5,106

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The capital lease obligations relate to one equipment lease used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt, capital and operating lease obligations by year are as follows (in thousands):

	6.84% Mortgage	6.75% Capital Leases	Operating Leases	Total
2007	$262	$6	$595	$863
2008	270	6	566	842
2009	289	—	246	535
2010	309	—	57	366
2011	331	—	—	331
Thereafter	8,347	—	—	8,347

	$9,808	$12	$1,464	$11,284

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. As of December 31, 2006, the future minimum lease commitment for this facility is $458,000.

The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $230,000 in 2006, $220,000 in 2005, and $200,000 in 2004. The Company has a lease of approximately $230,000 in rent expense per year through March 2010. As of December 31, 2006, the future minimum lease commitment for this facility is $747,000, payable as follows: $230,000 for each of the years 2007 through 2009, $57,000 for 2010.

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

(4)    FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2006		2005		2004
United States	$13,714	18%	$10,844	16%	$13,798	25%
Europe and Near East	19,152	24%	16,243	24%	10,834	20%
Asia Pacific	38,083	49%	34,899	53%	28,264	52%
Other Americas	7,340	9%	4,421	7%	1,743	3%

	$78,289		$66,407		$54,639

The following table shows the amounts (in thousands) of the Company’s long-lived assets by geographic region, for December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
North America	$5,758	$2,156
Asia Pacific	795	348

	$6,553	$2,504

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution who invests the funds in U.S. Treasury Bills of terms not to exceed 90 days.

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

One customer represented 6% of revenue in 2006, 9% of revenue in 2005 and 7% of revenue in 2004. As of December 31, 2006, there was one customer that individually accounted for 15% and one customer that accounted for 10% of accounts receivable. As of December 31, 2005, there was one customer that individually accounted for 14% and one customer that accounted for 11% of accounts receivable.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$3,588	$620	$(4,578)
Foreign	5,823	4,100	397

Total	$9,411	$4,720	$(4,181)

For the years ended December 31, 2006, 2005 and 2004, the Company’s provision for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2006
Current	$174	$—	$221	$395
Deferred	(206)	—	—	(206)

	$(32)	$—	$221	$189

December 31, 2005
Current	$59	$—	$151	$210
Deferred	—	—	—	—
Tax account adjustment	(109)	—	—	(109)

	$(50)	$—	$151	$101

December 31, 2004
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	$—	$—	$—	$—

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision (benefit) at statutory rate	$3,200	$1,605	$(1,422)
State and foreign income taxes, net of federal benefit	(1,442)	(1,098)	(275)
Valuation allowance	(1,356)	(426)	1,718
Non-deductible and other	(213)	20	(21)

Net provision	$189	$101	$—

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (as percentages):

	Percent Tax (Benefit)
	Years Ended December 31,
	2006%	2005%	2004%
Tax provision (benefit) at United States statutory rate	34.0	34.0	(34.0)
State and foreign income taxes, net of federal benefit	(15.3)	(23.3)	(6.6)
Valuation allowance	(14.4)	(9.0)	41.0
Non-deductible and other	(2.3)	0.4	(0.4)

Total benefit	2.0	2.1	0.0

The components of the deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Depreciation	$129	$75
Inventory reserves	206	264
Deferred compensation	114	94
Accruals and other	867	1,301
Intangible assets	156	170
Federal net operating loss carry forwards	2,061	2,530
State net operating loss carry forwards	506	482
Federal tax credit carry forwards	555	319

Total deferred tax assets	4,594	5,235
Valuation allowance	(4,388)	(5,235)

Net deferred taxes	$206	$—

The Company has federal and state net operating loss carryforwards of approximately $7,214,000 that expire between 2007 and 2023.

The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income to use the deductions underlying the assets. After an assessment of all available evidence, including historical and projected operating trends, the Company recorded a valuation allowance to offset the majority of the Company's deferred tax assets due to the uncertainty surrounding their realization. Valuation allowances related to Alternative Minimum Tax (AMT) were reversed as these credits have an indefinite life.

(7)    EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $668,000, $825,000 and $0 was expensed in 2006, 2005 and 2004, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $194,000, $153,000 and $153,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    STOCK OPTION AND PURCHASE PLANS

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $350,000 for the year ended December 31, 2006.

The application of SFAS 123R had the following effect on the reported amounts for the year ended December 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting treatment:

123R Effect on Reported Income: (in thousands, except per share data)	Year Ended December 31, 2006
	Previous	123R Adj.	As Reported
Operating income	$9,881	$350	$9,531
Earnings before income taxes	9,761	350	9,411
Net income	$9,565	$343	$9,222

Basic earnings per share	$1.05	$0.04	$1.01
Diluted earnings per share	$1.01	$0.03	$0.98

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We used the following assumptions for options issued during the year ended December 31, 2006:

December 31, 2006
Expected Volatility	60%
Expected Life	5
Risk-Free Interest Rate	4.96%
Expected Dividend Yield	None

Expected volatilities are based on the weighted average historical volatility of the Company’s common stock for the expected life of the option. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$4,619	$(4,181)
Pro forma	$4,164	$(4,554)
Income (loss) per basic share
As reported	$0.62	$(0.58)
Pro forma	$0.56	$(0.63)
Income (loss) per diluted share
As reported	$0.60	$(0.58)
Pro forma	$0.54	$(0.63)

Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2005 and 2004, respectively; a dividend yield rate of 0 for each year; expected lives of 7.0 years for 2005 and 5.0 years for 2004; expected volatility of 60.15% and 61.04%; and risk free interest rates of 4.15% and 3.00%. The weighted average fair value of options granted during 2005 and 2004 was $3.13 and $4.89, respectively.

The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (1993 Plan), which expired in 2003 with 254,791 unissued options, and the 2003 Equity Incentive Plan (2003 Plan). These plans allow for the award of stock and stock options to employees, directors and consultants. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (1989 Plan) and the 1998 Stock Option Plan for Non-Employee Directors (1998 Plan). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant.

In May 2003, the shareholders approved the 2003 Equity Incentive Plan, which allows up to 700,000 shares to be awarded (plus the addition of up to 300,000 options that could be forfeited under the expired 1993 Plan). Also in May 2003, the shareholders approved an amendment to add 70,000 shares to the 1998 Stock Option Plan for Non-Employee Directors.

Shares available for future stock option grants, pursuant to these plans, were 766,801 at December 31, 2006,

961,839 at December 31, 2005, and 1,070,000 at December 31, 2004.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	525,378	$2.99	729,139	$4.43	1,186,395	$4.24
Granted	210,000	13.34	168,420	3.13	32,648	4.86
Exercised	(132,179)	2.91	(311,922)	5.87	(48,679)	2.89
Forfeited	(14,962)	2.89	(60,259)	5.97	(441,225)	4.12

Outstanding at end of year	588,237	$6.66	525,378	$2.99	729,139	$4.43

Options exercisable at end of year	219,887	$2.87	225,552	$2.85	425,916	$5.50

At December 31, 2006, the outstanding options have exercise prices ranging from $1.86 to $16.70 and a weighted average remaining contractual life of 4.6 years. The total intrinsic value of options exercised during the year ended December 31, 2006 was $910,641. The intrinsic value of unexercised vested options for the year ended December 31, 2006 was $1,522,976.

The following table summarizes information for options outstanding and exercisable at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.86—2.00	116,972	1.7 yrs	$1.88	112,472	$1.87
2.53—3.60	226,161	4.6 yrs	3.19	83,811	3.32
4.14—5.55	29,354	3.7 yrs	5.14	17,854	5.12
6.01—9.09	3,750	3.1 yrs	8.27	3,750	8.27
10.01—12.61	6,080	3.7 yrs	11.59	2,000	10.13
13.16—16.70	205,920	6.4 yrs	13.36	—	—

	588,237	4.6 yrs	$6.66	219,887	$2.87

As of December 31, 2006, there was $1,302,872 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2006 was $207,728.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested options
Nonvested at December 31, 2005	299,826	$1.89
Granted	210,000	7.24
Vested	(126,514)	1.79
Forfeited	(14,962)	1.78

Nonvested at December 31, 2006	368,350	$4.96

During 2005, the Company granted 20,000 shares of restricted stock to various employees. The fair value of the shares at the date of the grant was $60,000. This stock vests over a four-year term. The Company has recorded a compensation charge of $15,000 and $11,250 in 2006 and 2005, respectively, related to this grant. There were no restricted stock grants in 2006. As of December 31, 2006, there was $33,750 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 2.2 years.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock
Nonvested at December 31, 2005	15,000	$3.00
Granted	—	—
Vested	(5,000)	3.00
Forfeited	—	—

Nonvested at December 31, 2006	10,000	$3.00

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 85,245 remain available at December 31, 2006. During 2006, a total of 8,020 shares were purchased at prices ranging from $8.33 to $10.72 per share.

(9)    RELATED PARTY TRANSACTIONS

During 2005 and 2004, transactions were made between the Company and certain related parties. The Company had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company’s employees. The amount of contract software and hardware purchased from this party was $577,000, and $1,070,000 in 2005 and 2004, respectively. As of December 31, 2005, the related party was no longer employed by the Company.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

a.    Cash and Cash Equivalents—The carrying amount of these assets on the Company’s Consolidated Balance Sheets approximates their fair value because of the short maturities of these instruments.

b.    Receivables, Payables and Accruals—The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments.

c.    Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of December 31, 2006 and 2005 was approximately $9,422,000 and $5,183,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 7.60% and 6.60% for 2006 and 2005, respectively.

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company agreed to compensate Mr. van der Wansem $100,000 per year in connection with his responsibilities as Chairman of the Board for the period July 2003 through June 2007. The Company has recognized these amounts as the services are performed. The agreement provides for certain settlement amounts if his responsibilities as Chairman of the Board are terminated.

As part of the agreement, the Company also granted Mr. van der Wansem the option to buy out the Company’s interest in the cash value of the split dollar life insurance policy executed by the Company by paying an amount equal to the sum of the Company’s interest, discounted by a rate of 3% over a period equal to the number of remaining years in his life expectancy at the time of the buy out as established in trade publications for the life insurance industry. In December 2003, Mr. van der Wansem exercised his option and paid approximately $117,000. The Company recorded a loss of approximately $115,000 as a selling, general and administrative expense in the accompanying consolidated statement of operations related to the sale.

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

(13)    ACQUISITIONS

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

(14)    ISSUANCE OF COMMON STOCK

On December 12, 2005, the Company sold 1,250,000 shares of its common stock in a secondary offering raising approximately $15 million in cash, net of approximately $1,271,000 in related issuance costs. The offering allowed the underwriter an option to purchase an additional 187,500 shares of common stock within a 30-day period. On January 11, 2006, the underwriter exercised its option to purchase 87,500 additional shares of common stock. This sale netted the Company approximately $1.1 million in cash. These funds have and will continue to be used to support the Company’s future growth objectives.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under item 9A, that due to the identification and disclosure of two material weaknesses in internal control, identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that the Company’s internal controls were not effective as of December 31, 2006. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	The first material weakness identified resulted from the aggregation of significant deficiencies arising out of insufficient segregation of incompatible duties. Due to limited staff, certain individuals processed transactions, reconciled balances, performed key monitoring controls and maintained control of assets.

2.	The second material weakness identified resulted from the aggregation of significant deficiencies arising out of inadequate key controls over financial reporting. Examples include ineffective controls over formal account reconciliation preparation, period-end account reconciliation review and analysis and review and approval of journal entries.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our opinion below on such financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, management’s assessment that the Company, due to the identification and disclosure of two material weaknesses in internal control over financial reporting, that the Company’s internal controls were not effective as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/    VITALE, CATURANO & COMPANY, LTD.

March 14, 2007

Boston, Massachusetts

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2006, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation and using the concepts and methodology proscribed by the SEC, Management concluded as of the end of the period covered by this Annual Report on Form 10-K due to two material weaknesses that existed in our internal control over financial reporting, that our disclosure controls and procedures were not effective and required improvement.

2. Internal Control over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, had identified control deficiencies, which when aggregated, constituted two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financials statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result, Management concluded due to two material weaknesses that existed in our internal control over financial reporting, that the Company’s internal control over financial reporting was not effective and required improvement as of December 31, 2006. Notwithstanding the material weaknesses below, which did not result in an adjustment to the financial statements, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

1)	The first material weakness identified resulted from the aggregation of significant deficiencies arising out of the insufficient segregation of incompatible duties. Due to limited staff, certain individuals processed transactions, reconciled balances, performed key monitoring controls and maintained control of assets all within certain cycles. The Company has taken or is planning to take the following remediation measures:

•	The accounting department has been reorganized enhancing segregation of duties.

•	Additional staff will be added to allow transactional processing and account balance review to be separated.

•	Additional cross-training will occur for roles to be backfilled when functional personnel are not available.

•	Effective utilization of the new ERP system.

2)	The second material weakness identified resulted from the aggregation of significant deficiencies arising out of lack of evidence and inadequate financial key controls over financial reporting. Examples include ineffective controls over formal account reconciliation preparation, period-end account reconciliation review and analysis and review and approval of journal entries. The following remediation measures have been or will be put in place to ensure these activities can be evidenced:

•	Formal account reconciliation preparation and review by appropriate personnel.

•	Additional staff will be added to allow managers to focus on the review and approval function.

•	Training will continue to be provided to identify and evidence key control activities.

Management has discussed these corrective actions with the Audit Committee and Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm, but it is uncertain that the Company will be fully successful in remediating its control weaknesses. VCC has audited management’s assessment of the Company’s internal controls over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, and has issued their report which is included herein.

3. Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Since December 31, 2006, the Company has implemented actions for the remediation of the identified material weakness, as described above.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website, www.btu.com. Any person may request to receive a copy of our code of ethics by contacting Tom Kealy at (978) 667-4111 or at 23 Esquire Road, North Billerica, MA. We will post any amendments or waivers to our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or people performing similar functions on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Shares" and information relating to equity compensation plan information is included under the caption "Equity Plan Compensation Information" in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption "Principal Accounting Fees and Services” in the 2007 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. The financial statements listed in Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule. The financial statement schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

3.	Exhibits.

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1989 Form 10-K (“1989 10-K”), the annual report as reported on the 1991 Form 10-K (“1991 10-K”), the annual report as reported on the 1992 Form 10-K (“1992 10-K”), the annual report as reported on the 1993 Form 10K (“1993 10-K”), the annual report as reported on the 1994 Form 10K (“1994 10-K”), the annual report as reported on the 1999 Form 10K (“1999 10-K”), the quarterly report as reported on 9-28-97 Form 10-Q (“9-28-97 10-Q”) or the quarterly report as reported on 6-28-98 Form 10-Q(6-28-98 10-Q). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number. 000-17297.

		SEC Docket
	Exhibit
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

Incorporated herein by reference:

3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q

3.2 By-Laws.	3.2	33-24882

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

Incorporated herein by reference:

4.0 Specimen Common Stock Certificate.	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.13 1988 Employee Stock Purchase Plan.	10.13	1999 10-K

* 10.15 1989 Stock Option Plan for Directors.	10.15	1999 10-K

* 10.37 BTU International, Inc. 1993 Equity Incentive Plan	10.37	1999 10-K

10.39 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.39	1994 10-K

* 10.44 Amendment to the 1993 Equity Incentive Plan	10.44

* 10.45 1998 Stock Option Plan for Non-Employee Directors	10.45	1999 10-K

* 10.47 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.47	1999 10-K

* 10.48 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.48	1999 10-K

* 10.49 Amendment No. 2 to 1993 Equity Incentive Plan	10.49	1999 10-K

10.50 Loan Agreement dated June 26, 2002 with Sovereign Bank	10.50	6-30-02 10-Q

* 10.51 Employment contract between the Company and Mark Rosenzweig	10.51	9-29-02 10-Q

* 10.52 Executive Retirement Agreement	10.52	2002 10-K

* 10.53 2003 Equity Incentive Plan	10.53	2003 Proxy

10.54 Mortgage note with Salem Five dated December 23, 2003	10.54	2003 10-K

		SEC Docket
	Exhibit

10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank	10.55	2003 10-K

* 10.56 Employment contract between the Company and Paul J. van der Wansem	10.56	2005 10-K

* 10.57 Officer’s Retention Agreement	10.57	2005 10-K

10.58 Entry into a Material Definitive Agreement	10.58	2006 8-K

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

Filed herewith:
23.1 Consent of Vitale, Caturano & Company Ltd.
31.1 Certification
31.2 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

* designates management contracts or compensatory plans or agreements

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance At End of Period
Allowance for doubtful
Accounts	$388	$—	$—	$(164)	$224

For the Year Ended December 31, 2005

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful
Accounts	$172	$216	$—	$—	$388

For the Year Ended December 31, 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful
Accounts	$172	$—	$—	$—	$172

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTU INTERNATIONAL, INC.

Date: March 16, 2007

By:	/s/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 16, 2007

By:	/S/ THOMAS P. KEALY
Thomas P. Kealy, Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)

Date: March 16, 2007

By:	/S/ DR. JEFFREY CHUAN CHU
Dr. Jeffrey Chuan Chu, Director

Date: March 16, 2007

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 16, 2007

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 16, 2007

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 16, 2007

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1989 Form 10-K (“1989 10-K”), the annual report as reported on the 1991 Form 10-K (“1991 10-K”), the annual report as reported on the 1992 Form 10-K (“1992 10-K”), the annual report as reported on the 1993 Form 10-K (“1993 10-K”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”), the annual report as reported on the 1999 Form 10K (“1999 10-K”),Or the quarterly report as reported on 9-28-97 Form 10-Q (“9-28-97 10-Q”) or the quarterly report as reported on 6-28-98 Form 10-Q(6-28-98 10-Q). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number. 000-17297.

		SEC Docket
	Exhibit
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

Incorporated herein by reference:

3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q

3.2 By-Laws.	3.2	33-24882

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

Incorporated herein by reference:

4.0 Specimen Common Stock Certificate.	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.13 1988 Employee Stock Purchase Plan.	10.13	1999 10-K

* 10.15 1989 Stock Option Plan for Directors.	10.15	1999 10-K

* 10.37 BTU International, Inc. 1993 Equity Incentive Plan	10.37	1999 10-K

10.39 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.39	1994 10-K

* 10.44 Amendment to the 1993 Equity Incentive Plan	10.44

* 10.45 1998 Stock Option Plan for Non-Employee Directors	10.45	1999 10-K

* 10.47 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.47	1999 10-K

* 10.48 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.48	1999 10-K

* 10.49 Amendment No. 2 to 1993 Equity Incentive Plan	10.49	1999 10-K

10.50 Loan Agreement dated June 26, 2002 with Sovereign Bank	10.50	6-30-02 10-Q

* 10.51 Employment contract between the Company and Mark Rosenzweig	10.51	9-29-02 10-Q

* 10.52 Executive Retirement Agreement	10.52	2002 10-K

* 10.53 2003 Equity Incentive Plan	10.53	2003 Proxy

10.54 Mortgage note with Salem Five dated December 23, 2003	10.54	2003 10-K

		SEC Docket
	Exhibit

10.55 Amendment No. 1 dated January 28, 2004 to Loan Agreement dated June 26, 2002 with Sovereign Bank	10.55	2003 10-K

* 10.56 Employment contract between the Company and Paul J. van der Wansem	10.56	2005 10-K

* 10.57 Officer’s Retention Agreement	10.57	2005 10-K

10.58 Entry into a Material Definitive Agreement	10.58	2006 8-K

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

Filed herewith:
23.1 Consent of Vitale, Caturano & Company Ltd.
31.1 Certification
31.2 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

* designates management contracts or compensatory plans or agreements