Form 10-Q
period 2007-04-01
BTU INTERNATIONAL INC
filed 2007-05-11
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of May 8, 2007: 9,304,412 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 1, 2007	December 31, 2006
Assets

Current assets
Cash and cash equivalents	$27,686	$25,100
Accounts receivable, net	14,587	16,149
Inventories	16,068	17,357
Other current assets	642	528

Total current assets	58,983	59,134

Property, plant and equipment, net	4,445	4,156
Other assets, net	2,310	2,397

Total assets	$65,738	$65,687

Liabilities and stockholders' equity

Current liabilities
Current portion of long-term debt	$268	$268
Accounts payable	4,276	5,023
Other current liabilities	5,075	5,029

Total current liabilities	9,619	10,320
Long-term debt, less current portion	9,490	9,552
Long-term deferred compensation	—	283
Other long-term liabilities	600	600

Total liabilities	19,709	20,755

Commitments and contingencies

Stockholders' equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,423,734 shares issued and 9,274,724 shares outstanding at April 1, 2007 and 10,332,631 shares issued and 9,183,621 shares outstanding at December 31, 2006	104	103
Additional paid in capital	42,908	42,592
Retained earnings	6,525	5,866
Treasury stock, at cost, 1,149,010 shares at April 1, 2007 and December 31, 2006	(4,177)	(4,177)
Accumulated other comprehensive income	669	548

Total stockholders' equity	46,029	44,932

Total liabilities and stockholders' equity	$65,738	$65,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	$15,164	$20,935
Costs of goods sold	8,600	12,903

Gross profit	6,564	8,032
Operating expenses:
Selling, general and administrative	4,543	4,405
Research, development and engineering	1,371	928

Operating income	650	2,699
Interest income	266	91
Interest expense	(166)	(70)
Other loss, net	(16)	(45)

Income before provision for income taxes	734	2,675
Provision for income taxes	(75)	(54)

Net income	$659	$2,621

Income per share:
Basic	$0.07	$0.29
Diluted	$0.07	$0.28
Weighted average number of shares outstanding:
Basic shares	9,218,358	9,009,347
Effect of dilutive options	194,142	398,100

Diluted shares	9,412,500	9,407,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED APRIL 1, 2007

(unaudited)

(in thousands)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accum.	Treasury Stock		Comprehensive
	# of shares	$	Capital	Deficit)	# of shares	$	Income	Total
Three months ended April 1, 2007
Balance at December 31, 2006	10,333	$103	$42,592	$5,866	1,149	$(4,177)	$548	$44,932
Net income	—	—	—	659	—	—	—	659
Exercise of stock options (Includes 3,193 employee stock option plan purchases)	92	1	188	—	—	—	—	189
Stock-based compensation	—	—	128	—	—	—	—	128
Translation adjustment	—	—	—	—	—	—	121	121

Balance at April 1, 2007	10,425	$104	$42,908	$6,525	1,149	$(4,177)	$669	$46,029

Three Months Ended April 1, 2007
Comprehensive income is calculated as follows:
Net income	$659
Other comprehensive gain
Foreign currency translation adjustment	121

Comprehensive income	$780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND APRIL 2, 2006

(unaudited)

(in thousands)

	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income	$659	$2,621
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	341	232
Provision for bad debt	(32)	100
Provision for inventory	36	399
Stock-based compensation	128	60
Net change in operating assets and liabilities:
Accounts receivable	1,610	(4,451)
Inventories	1,268	(1,909)
Other current assets	463	7
Other assets	58	(713)
Customer deposits	642	50
Accounts payable	(833)	741
Accrued expenses	(1,489)	396

Net cash provided by (used in) operating activities	2,851	(2,467)

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	—	(500)
Purchases of property, plant and equipment	(506)	(177)

Net cash used in investing activities	(506)	(677)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(62)	(49)
Proceeds from bank loan	—	4,705
Issuance of common stock	—	1,057
Proceeds from the exercise of stock options	189	148

Net cash provided by financing activities	127	5,861

Effects of exchange rates on cash	114	30

Net increase in cash and cash equivalents	2,586	2,747
Cash and cash equivalents, beginning of period	25,100	15,460

Cash and cash equivalents, end of period	$27,686	$18,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND APRIL 2, 2006

(unaudited)

(in thousands)

	April 1, 2007	April 2, 2006
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$(111)	$(23)
Income taxes	57	25
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	—	1,591
Less fair value of liabilities assumed	—	(1,091)

Cash paid	$—	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2006 have been derived from our consolidated financial statements which have been audited as of that date. The condensed consolidated balance sheet as of April 1, 2007, the condensed consolidated statements of operations for the three months ended April 1, 2007, and the condensed consolidated statements of stockholders’ equity and comprehensive income for the three months ended April 1, 2007 and April 2, 2006 are unaudited. The condensed consolidated statements of cash flows for the three months ended April 1, 2007 and April 2, 2006 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2006, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

Inventories at April 1, 2007 and December 31, 2006 consisted of (in thousands):

	April 1, 2007	December 31, 2006
Raw materials and manufactured components	$10,391	$11,276
Work-in-process	3,900	3,672
Finished goods	1,777	2,409

	$16,068	$17,357

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(3) Debt

Long-Term Debt at April 1, 2007 and December 31, 2006 consisted of (in thousands):

	April 1, 2007	December 31, 2006
Mortgage note payable	$9,747	$9,808
Capital lease obligations, interest rate of 6.75%	11	12

	9,758	9,820
Less - current maturities	268	268

	$9,490	$9,552

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at April 1, 2007 of approximately $9.7 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants. At April 1, 2007, there were no borrowings outstanding under the loan agreement.

(4) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 148,921 and 398,100 for the three months ended April 1, 2007 and April 2, 2006 respectively.

(5) Share-Based Payment

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $128,000 for the three months ended April 1, 2007 and $60,000 for the three months ended April 2, 2006.

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three months ended
	April 1, 2007	April 2, 2006
Expected Volatility	60%	64%
Expected Life	3	4
Risk-Free Interest Rate	4.54%	5.44%
Expected Dividend Yield	None	None

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

The following table summarizes the stock option activity during the three month period ended April 1, 2007:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2006	588,237	$6.66
Granted	2,500	10.00
Exercised	(86,901)	2.30
Forfeited	(125)	3.50

Outstanding at April 1, 2007	503,711	$7.48	6.83	$1,268,757

Exercisable at April 1, 2007	169,936	$3.21	6.59	$1,154,507

The weighted-average grant-date fair value of options granted during the three month periods ended April 1, 2007 and April 2, 2006 was $4.38 and $7.45, respectively. The fair value of options exercised during the three month periods ended April 1, 2007 and April 2, 2006 was $669,009 and $724,294, respectively.

As of April 1, 2007, there was $1,311,633 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three month period ended April 1, 2007 was $15,027.

As of April 1, 2007, there was $30,000 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 3 years.

(6) Segment Reporting

Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

The thermal processing capital equipment segment consists of designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, energy generation and other industries. This

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

business segment includes the supply of equipment used in a number of process steps to produce electronic devices such as: solder reflow systems used for surface mount applications in printed circuit board assembly; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used in several process steps for alternative energy generation such as: sintering nuclear fuel for commercial power generation; metallization and diffusion of photovoltaic solar cells; and the doping and firing of solid oxide fuel cells. The business segment’s customers are multi-national original equipment manufacturers and electronic manufacturing service providers.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
United States	$2,566	$2,377
Europe, Near East	3,166	5,247
Asia Pacific	7,989	10,451
Other Americas	1,443	2,860

	$15,164	$20,935

Long-lived assets by geographic location are as follows (in thousands):

	April 1, 2007	December 31, 2006
North America	$6,209	$5,758
Asia Pacific	546	795

	$6,755	$6,553

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For the three months ended April 1, 2007, there was $0 of revenue recognized using the percentage of completion method. For the three months ended April 2, 2006, there was $823,000 of revenue recognized using the percentage of completion method.

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended April 1, 2007 (in thousands):

Three Months Ended
April 1, 2007
Beginning balance, December 31, 2006	$748
Plus: accruals related to new sales	201
Less: warranty claims incurred	(140)

Balance, end of period	$809

(9) Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the three months ended April 1, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The tax years 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at April 1, 2007. As a result of this review, the Company concluded that at this time there are no uncertain tax positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-3 to have a material impact on the Company’s financial condition or results of operations.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the Alternative Transition method provided by the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123R. The Alternative Transition method provides for short cut procedures to establish the beginning balance of the additional paid-in-capital pool, the consolidated statements of operations and cash flows for the tax effects of employee stock-based compensation awards upon adoption of SFAS 123R.

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

OVERVIEW

BTU International Inc., or the Company, founded in 1950 and headquartered in North Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. We also provide thermal process equipment for the solar cell, fuel cell and nuclear fuel industries.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended
	April 1, 2007		April 2, 2006
	$ thousands	% of revenues	$ thousands	% of revenues	Percent change
Net sales	$15,164	100.0%	$20,935	100.0%	(27.6)%
Cost of goods sold	8,600	56.7%	12,903	61.6%	(33.3)%

Gross profit	6,564	43.3%	8,032	38.4%	(18.3)%
Selling, general and administrative expenses	4,543	30.0%	4,405	21.0%	3.1%
Research, development and engineering	1,371	9.0%	928	4.4%	47.7%

Operating income	650	4.3%	2,699	13.0%	(75.9)%
Income before provision for income taxes	734	4.8%	2,675	12.8%	(72.6)%

Net income	$659	4.3%	$2,621	12.5%	(74.9)%

Net Sales. In the first quarter of 2007 versus the first quarter of 2006, net sales decreased by 28%. This decrease was due to the continuing industry-wide slowdown for our electronic market products. This decrease was partially offset by increased sales for the Company’s alternative energy market products.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of net sales.

	Three Months Ended
	April 1, 2007		April 2, 2006
	$	% of revenues	$	% of revenues
United States	$2,566	16.9%	$2,377	11.3%
Europe, Near East	3,166	20.9%	5,247	25.1%
Asia Pacific	7,989	52.7%	10,451	49.9%
Other Americas	1,443	9.5%	2,860	13.7%

	$15,164		$20,935

In the first quarter of 2007 versus the first quarter of 2006, the Company experienced a 28% decrease in total worldwide sales, with decreases in Asia, Europe, the Other Americas and a small increase in sales within the United States. The change in the geographical distribution of the percentage of sales between the year to year first quarters is not an indicator of future distribution.

Gross Profit. Despite the decrease in net sales, the Company increased its gross profit percentage for the first quarter of 2007 versus the same period in 2006. This increase was principally the result of continuing lower raw material costs in our U.S. and China operations and a favorable product mix. The Company’s alternative energy market products typically provide higher margins than its products for the electronic manufacturing markets.

Selling, General and Administrative. The increase in selling, general and administrative expense in the first quarter of 2007 versus the same period in 2006 was primarily due to increased external administrative costs incurred in the support of the Company’s compliance requirements under Sarbanes Oxley, partially offset by decreases in direct selling costs related to the decline in sales revenue.

Research, Development and Engineering. In the first quarter of 2007, the Company increased its spending on RD&E versus the same period in 2006 primarily for its development efforts towards advanced technological products at its AtmoPlas laboratory and new products for our alternative energy markets.

Operating Income. The decrease in operating income was primarily the result of decreased revenues.

Income Taxes. The Company has federal and state net operating loss carry forwards of approximately $7 million. We estimated our annual tax rate and recorded the resulting provision. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2007, the Company had $27.7 million in cash and cash equivalents.

During the three months ended April 1, 2007, the Company had net cash resources provided by operating activities of approximately $2.9 million. The Company’s cash provided was the result of a decrease in accounts receivable of $1.6 million, a decrease of other assets of $0.5 million, a decrease in inventory of $1.3 million, an increase in customer deposits of $0.6 million, depreciation and amortization of $0.3 million, stock based compensation of $0.1 million and a net profit of $0.7 million , and was offset by a decrease of accounts payable of $0.8 million a decrease of accrued expenses of $1.5 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants. At April 1, 2007, there were no borrowings outstanding under the loan agreement.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at April 1, 2007 of approximately $9.7 million. Net proceeds on the refinancing were $4.7 million.

As of April 1, 2007, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2007.

OTHER MATTERS

The impact of inflation and the effect of foreign exchange rate changes during 2007 have had no material impact on our business and financial results.

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

1. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of April 1, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation completed as of April 1, 2007, management concluded that our disclosure controls and procedures were not effective. This conclusion was based on continuing material weaknesses in our internal control over financial reporting as described below.

2. Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, had identified control deficiencies, which when aggregated, constituted two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financials statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result, Management concluded due to two material weaknesses that existed in our internal control over financial reporting, that the Company’s internal control over financial reporting was not effective and required improvement as of December 31, 2006. Notwithstanding the material weaknesses below, which did not result in an adjustment to the financial statements, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

1)	The first material weakness identified resulted from the aggregation of significant deficiencies arising out of the insufficient segregation of incompatible duties. Due to limited staff, certain individuals processed transactions, reconciled balances, performed key monitoring controls and maintained control of assets all within certain cycles. The Company has taken or is planning to take the following remediation measures:

•	The accounting department has been reorganized to enhance segregation of duties.

•	Additional staff will be added to allow transactional processing and account balance review to be separated.

•	Additional cross-training will occur for roles to be backfilled when functional personnel are not available.

•	Effective utilization of the new ERP system.

2)	The second material weakness identified resulted from the aggregation of significant deficiencies arising out of lack of evidence and inadequate financial key controls over financial reporting. Examples include ineffective controls over formal account reconciliation preparation, period-end account reconciliation review and analysis and review and approval of journal entries. The following remediation measures have been or will be put in place to ensure these activities can be evidenced:

•	Formal account reconciliation preparation and review by appropriate personnel.

•	Additional staff will be added to allow managers to focus on the review and approval function.

•	Training will continue to be provided to identify and evidence key control activities.

Management has discussed these corrective actions with the Audit Committee and Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm, but it is uncertain that the Company will be fully successful in remediating its control weaknesses. VCC has audited management’s assessment of the Company’s internal controls over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, and has issued their report which is included in the 2006 Form 10-K.

3. Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2007 has not materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Since December 31, 2006, the Company has begun the implementation of actions for the remediation of the identified material weakness, as described above.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

During the quarter ended April 1, 2007, there were no material changes to the risk factors for the business.

Item 5.	EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

Exhibit 33.1 - Amended and Restated Loan Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: May 10, 2007	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: May 10, 2007	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and
Chief Accounting Officer (principal financial and accounting officer)