Form 10-Q
period 2007-07-01
BTU INTERNATIONAL INC
filed 2007-08-10
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of August 9, 2007: 9,331,388 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 1, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26,336	$25,100
Accounts receivable, net	15,781	16,149
Inventories	16,149	17,357
Other current assets	679	528

Total current assets	58,945	59,134

Property, plant and equipment, net	4,696	4,156
Other assets, net	2,418	2,397

Total assets	$66,059	$65,687

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$257	$268
Accounts payable	5,189	5,023
Other current liabilities	3,639	5,029

Total current liabilities	9,085	10,320
Long-term debt, less current portion	9,412	9,552
Long-term deferred compensation	—	283
Long-term liabilities	600	600

Total liabilities	19,097	20,755

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,473,041 shares issued and 9,324,031 shares outstanding at July 1, 2007 and 10,332,631 shares issued and 9,183,621 shares outstanding at December 31, 2006	105	103
Additional paid in capital	43,438	42,592
Retained earnings	6,731	5,866
Treasury stock, at cost, 1,149,010 shares at July 1, 2007 and December 31, 2006	(4,177)	(4,177)
Accumulated other comprehensive income	865	548

Total stockholders’ equity	46,962	44,932

Total liabilities and stockholders’ equity	$66,059	$65,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$13,770	$22,538	$28,934	$43,473
Costs of goods sold	7,833	13,518	16,434	26,420

Gross profit	5,937	9,020	12,500	17,053
Operating expenses:
Selling, general and administrative	4,121	4,457	8,665	8,861
Research, development and engineering	1,524	1,254	2,895	2,183

Operating income	292	3,309	940	6,009
Interest income	245	138	512	230
Interest expense	(120)	(162)	(286)	(232)
Other income (loss), net	(190)	16	(205)	(32)

Income before provision for income taxes	227	3,301	961	5,975
Provision for income taxes	(21)	(66)	(96)	(120)

Net income	$206	$3,235	$865	$5,855

Income per share:
Basic	$0.02	$0.35	$0.09	$0.65
Diluted	$0.02	$0.34	$0.09	$0.62
Weighted average number of shares outstanding:
Basic shares	9,275,349	9,133,371	9,218,358	9,070,845
Effect of dilutive options	171,618	308,518	167,316	312,719

Diluted shares	9,446,967	9,441,889	9,385,674	9,383,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 1, 2007

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$			# of shares	$
Six months ended July 1, 2007
Balance at December 31, 2006	10,333	$103	$42,592	$5,866	1,149	$(4,177)	$548	$44,932
Net income				865				865
Exercise of stock options	117	2	288					290
Issuance of stock under ESPP	5	—	38					38
Issuance of common stock	18	—	236					236
Stock-based compensation			284					284
Translation adjustment	—	—	—	—	—	—	317	317

Six months ended July 1, 2007	10,473	$105	$43,438	$6,731	1,149	$(4,177)	$865	$46,962

	Three Months Ended	Six Months Ended
	July 1, 2007
Comprehensive income is calculated as follows:
Net income	$206	$865
Other comprehensive gain (loss)
Foreign currency translation adjustment	196	317

Comprehensive income	$402	$1,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006

(unaudited)

(in thousands)

	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income	$865	$5,855
Adjustments to reconcile net cash used in operating activities:
Depreciation	449	381
Amortization	242	148
Provision for bad debts	(24)	111
Provision for inventory	(47)	436
Stock-based compensation	284	122
Net change in operating assets and liabilities:
Accounts receivable	489	(5,930)
Inventories	1,350	(3,026)
Other current assets	(101)	(204)
Other assets	193	(129)
Customer deposits	57	(238)
Accounts payable	62	(960)
Accrued expenses	(1,990)	457

Net cash provided by (used in) operating activities	1,829	(2,977)

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	—	(500)
Acquisition of Atmoplas Technology and Research	—	(475)
Purchases of property, plant and equipment	(883)	(313)

Net cash used in investing activities	(883)	(1,288)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(151)	(84)
Proceeds from bank loan	—	4,686
Issuance of common stock	—	1,070
Proceeds from the exercise of stock options	328	294

Net cash provided by financing activities	177	5,966

Effects of exchange rates on cash	113	45

Net increase in cash and cash equivalents	1,236	1,746
Cash and cash equivalents, beginning of period	25,100	15,460

Cash and cash equivalents, end of period	$26,336	$17,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006

(unaudited)

(in thousands)

	July 1, 2007	July 2, 2006
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$(156)	$8
Income taxes	57	25
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	236	1,591
Fair value of common stock issued	(236)	(1,001)
Less fair value of liabilities assumed	—	(90)

Cash paid	$—	$500
Acquisition of Atmoplas Technology and Research
Fair value of assets acquired	—	1,390
Less fair value of liabilities assumed	—	(915)

Cash paid	$—	$475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2006 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of July 1, 2007 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity and comprehensive income for the six months ended July 1, 2007 and July 2, 2006 are unaudited. The condensed consolidated statements of cash flows for the six months ended July 1, 2007 and July 2, 2006 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2006, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

Inventories at July 1, 2007 and December 31, 2006 consisted of (in thousands):

	July 1, 2007	December 31, 2006
Raw materials and manufactured components	$10,340	$11,276
Work-in-process	3,756	3,672
Finished goods	2,053	2,409

	$16,149	$17,357

(3) Debt

Long-Term Debt at July 1, 2007 and December 31, 2006 consisted of (in thousands):

	July 1, 2007	December 31, 2006
Mortgage note payable	$9,660	$9,808
Capital lease obligations, interest rate of 6.75%	9	12

	9,669	9,820
Less - current maturities	257	268

	$9,412	$9,552

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at July 1, 2007 of approximately $9.7 million.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, in which the Company is in full compliance. At July 1, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

(4) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 222,602 and 304,759 for the three and six months ended July 1, 2007 and 23,323 and 36,861 for the three and six months ended July 2, 2006 respectively. The Company has elected to adopt the Alternative Transition method provided by the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123R.

(5) Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $152,489 and $284,782 respectively, for the three and six months ended July 1, 2007 and $58,000 and $114,000 for the three and six months ended July 2, 2006.

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

Calculation of Fair Values - Assumptions Used:

	Six Months Ended
	July 1, 2007	July 2,2006
Expected Volatility	65%	60%
Expected Life	5	5
Risk-Free Interest Rate	4.79%	4.96%
Expected Dividend Yield	None	None

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the stock option activity during the six months ended July 1, 2007:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2006	588,237	$6.66
Granted	276,500	$14.00
Exercised	(117,283)	$2.48
Forfeited	(1,026)	$5.30

Outstanding at July 1, 2007	746,429	$9.30	6.90	$3,506,914
Exercisable at July 1, 2007	200,699	$5.82	6.70	$1,642,627

The weighted-average grant-date fair value of options granted during the six month periods ended July 1, 2007 and July 2, 2006 was $6.00 and $7.26, respectively. The fair value of options exercised during the six month periods ended July 1, 2007 and July 2, 2006 was $1,351,416 and $1,017,528, respectively.

As of July 1, 2007, there was $2,652,077 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three month period ended July 1, 2007 was $395,473.

As of July 1, 2007, there was $30,000 of unrecognized compensation costs related to restricted stock grants which were issued in a prior year. These grants have a remaining life of 3 years.

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

Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	$3,301	$2,685	$5,867	$5,062
Europe, Near East	2,736	5,546	5,902	10,794
Asia Pacific	6,931	11,924	14,920	22,375
Other Americas	802	2,383	2,245	5,242

	$13,770	$22,538	$28,934	$43,473

Long-lived assets by geographic location are as follows (in thousands):

	July 1, 2007	December 31, 2006
North America	$6,514	$5,758
Asia Pacific	600	795

	$7,114	$6,553

(7) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Applying the requirements of SAB No. 104 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales.

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

For the three and six months ended July 1, 2007, there was $103,129 and $103,129 respectively, of revenue recognized using the percentage of completion method. For the three and six months ended July 2, 2006, there was $403,000 and $1,226,000 respectively of revenue recognized using the percentage of completion method.

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended July 1, 2007 (in thousands):

Six Months Ended July 1, 2007
Beginning balance, December 31, 2006	$748
Plus: accruals related to new sales	369
Less: warranty claims incurred	(284)
Less: reversal of excess requirements	(133)

Balance, end of period	$700

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

For the six months ended July 1, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The tax years 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at July 1, 2007. As a result of this review, the Company concluded that at this time there are no uncertain tax positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption EITF No. 06-3 did not have a material impact on the Company’s financial condition or results of operations.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In the second quarter of 2007, it was determined that, of the additional 30,000 shares of stock that were contingent upon RTC’s successful achievement of certain non-financial performance criteria 21,000 shares had been earned. On May 3, 2007, 18,000 shares were issued and the additional 3,000 shares were issued in July 2007.

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

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. Our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced high-density surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. Our customers in the energy generation market use our thermal systems to process advanced ceramics and metal alloys which are used in solar cell, fuel cell, and nuclear fuel applications.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of total revenue and percent change:

	Three Months Ended
	July 1, 2007		July 2, 2006
	$ thousands	% of revenues	$ thousands	% of revenues	Percent change
Total revenues	$13,770	100.0%	$22,538	100.0%	(38.9)%
Cost of goods sold	7,833	56.9%	13,518	60.0%	(42.1)%

Gross profit	5,937	43.1%	9,020	40.0%	(34.2)%
Selling, general and administrative expenses	4,121	29.9%	4,457	19.8%	(7.5)%
Research, development and engineering	1,524	11.1%	1,254	5.6%	21.5%

Operating income	292	2.1%	3,309	14.6%	(91.2)%
Income before provision for income taxes	227	1.6%	3,301	14.6%	(93.1)%

Net income	$206	1.5%	$3,235	14.3%	(93.6)%

	Six Months Ended
	July 1, 2007		July 2, 2006
	$ thousands	% of revenues	$ thousands	% of revenues	Percent change
Total revenues	$28,934	100.0%	$43,473	100.0%	(33.4)%
Cost of goods sold	16,434	56.8%	26,420	60.8%	(37.8)%

Gross profit	12,500	43.2%	17,053	39.2%	(26.7)%
Selling, general and administrative expenses	8,665	29.9%	8,861	20.4%	(2.2)%
Research, development and engineering	2,895	10.0%	2,183	5.0%	32.6%

Operating income	940	3.2%	6,009	13.8%	(84.4)%
Income before provision for income taxes	961	3.3%	5,975	13.7%	(83.9)%

Net income	$865	3.0%	$5,855	13.5%	(85.2)%

Net Sales . The decline in net sales in the second quarter and first six months of 2007 versus the same periods in 2006 was due to the slowdown in demand for our electronics market products.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue.

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues
United States	$3,301	24.0%	$2,685	11.9%	$5,867	20.3%	$5,062	11.6%
Europe, Near East	2,736	19.9%	5,546	24.6%	5,902	20.4%	10,794	24.8%
Asia Pacific	6,931	50.3%	11,924	52.9%	14,920	51.6%	22,375	51.5%
Other Americas	802	5.8%	2,383	10.6%	2,245	7.7%	5,242	12.1%

	$13,770		$22,538		$28,934		$43,473

Due to the slowdown in the Company’s electronic market products in the second quarter and six months periods of 2007 versus the same periods of 2006, the geographical distribution percentage of sales has shifted with an increasing percentage for the United States. The change in the geographical distribution of the percentage of sales for 2007 versus 2006 may not be an indicator of future distribution.

Gross Profit . The increase in the gross profit percentage for the second quarter and the first six months of 2007 versus the same periods in 2006 was principally the result of a favorable product mix, lower material costs in our U.S. operations and improvements in our China assembly and China material sourcing for global operations. In the past six months, the revenue decline has resulted in an under absorption of our operations overhead expenses. Therefore, the Company has modified its standard costs to partially offset the under absorption.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in 2007 versus 2006 was due to decreased commission costs resulting from lower sales.

Research, Development and Engineering. In the first half of 2007 the Company has increased its spending on RD&E versus the same period in 2006 primarily for its development efforts towards advanced technological products at our AtmoPlas laboratory and new products for our alternative energy markets.

Operating Income. The decrease in operating income was primarily the result of decreased revenues.

Other Income (loss). The $0.2 million other loss for the quarter ending July 1, 2007 is primarily due to the reduction in valuation of the US dollar against the Chinese RMB in the conversion of the currency during consolidation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2007, the Company had $26.3 million in cash and cash equivalents.

During the six months ended July 1, 2007, the Company generated net cash resources of approximately $1.8 million from operating activities. This source of cash was primarily the result of a decrease in accounts receivable of $0.5 million, a decrease in inventory of $1.3 million, net profit of $0.9 million, depreciation and amortization of $0.7 million, and was offset by a decrease in accrued expenses of $2.0 million.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at July 1, 2007 of approximately $9.7 million. Net proceeds on the refinancing were $4.7 million.

As of July 1, 2007, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2008.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, in which the Company is in full compliance. At July 1, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

OTHER MATTERS

Given the Company’s substantial manufacturing presence in China, the continued decline of the US dollar in relation to the Chinese RMB may continue to have a negative impact on the Company’s financial results.

The impact of inflation during the first half of 2007 had no material impact on our business and financial results.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of July 1, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation completed as of July 1, 2007, management concluded that our disclosure controls and procedures were not effective. This conclusion was based on continuing material weaknesses in our internal control over financial reporting as described below.

2. Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management has discussed these corrective actions with the Audit Committee and Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm, but it is uncertain that the Company will be fully successful in remediating its control weaknesses. VCC has audited management’s assessment of the Company’s internal controls over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, and has issued their report which is included in the 2006 10K.

3. Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2007 have not materially affected, nor are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since December 31, 2006, the Company has begun the implementation of actions for the remediation of the identified material weakness, as described above.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

During the quarter ended July 1, 2007, there were no material changes to the risk factors for the business.

Item 2.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2007 Annual Meeting of Shareholders on May 18, 2007.

(b) The following matters were voted upon at the 2007 Annual Meeting of Shareholders:

a. The election of the nominees for the Board of Directors who will serve a term to expire at the 2008 Annual Meeting of Shareholders. The nominees, all of whom were elected, were Paul J. van der Wansem, J. Chuan Chu, Joseph F. Wrinn, John E. Beard, G. Mead Wyman and J. Samuel Parkhill. The vote tabulations were as follows:

	Votes For	Votes Withheld
Paul J. van der Wansem	4,356,433	2,582,115
J. Chuan Chu	6,878,783	59,765
Joseph F. Wrinn	6,892,683	45,865
John E. Beard	6,735,099	203,449
G. Mead Wyman	6,735,032	203,516
J. Samuel Parkhill	6,890,283	48,265

Item 5.	EXHIBITS

(a) Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 10, 2007	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the
Board of Directors

DATE: August 10, 2007	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and
Chief Accounting Officer (principal
financial and accounting officer)