Form 10-Q
period 2007-09-30
BTU INTERNATIONAL INC
filed 2007-11-09
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of November 7, 2007: 9,331,388 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26,069	$25,100
Accounts receivable, net	16,549	16,149
Inventories, net	16,974	17,357
Other current assets	713	528

Total current assets	60,305	59,134

Property, plant and equipment, net	5,133	4,156
Other assets, net	2,399	2,397

Total assets	$67,837	$65,687

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$273	$268
Accounts payable	6,131	5,023
Other current liabilities	3,538	5,029

Total current liabilities	9,942	10,320
Long-term debt, less current portion	9,337	9,552
Long-term liabilities	600	883

Total liabilities	19,879	20,755

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,480,398 shares issued and 9,331,388 shares outstanding at September 30, 2007 and 10,332,631 shares issued and 9,183,621 shares outstanding at December 31, 2006	105	103
Additional paid in capital	43,687	42,592
Retained earnings	7,254	5,866
Treasury stock, at cost, 1,149,010 shares at September 30, 2007 and December 31, 2006	(4,177)	(4,177)
Accumulated other comprehensive income	1,089	548

Total stockholders’ equity	47,958	44,932

Total liabilities and stockholders’ equity	$67,837	$65,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$16,522	$18,254	$45,456	$61,726
Costs of goods sold	9,347	10,627	25,781	37,047

Gross profit	7,175	7,627	19,675	24,679
Operating expenses:
Selling, general and administrative	5,127	3,871	13,792	12,733
Research, development and engineering	1,284	1,377	4,179	3,559

Operating income	764	2,379	1,704	8,387
Interest income	221	193	732	423
Interest expense	(163)	(157)	(450)	(389)
Foreign exchange gain (loss)	(204)	(20)	(520)	(53)
Other income (expense), net	(3)	2	110	5

Income before provision for income taxes	615	2,397	1,576	8,373
Provision for income taxes	(92)	(48)	(188)	(168)

Net income	$523	$2,349	$1,388	$8,205

Income per share:
Basic	$0.06	$0.26	$0.15	$0.90
Diluted	$0.06	$0.25	$0.15	$0.87
Weighted average number of shares outstanding:
Basic shares	9,275,349	9,161,509	9,283,618	9,100,874
Effect of dilutive options	175,102	270,753	185,999	292,944

Diluted shares	9,450,451	9,432,262	9,469,617	9,393,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	# of shares	$	Capital	Earnings	# of shares	$	Income	Total
Balance at December 31, 2006	10,333	$103	$42,592	$5,866	1,149	$(4,177)	$548	$44,932
Net income	—	—	—	1,388	—	—	—	1,388
Exercise of stock options	117	2	288	—	—	—	—	290
Issuance of stock under ESPP	9	—	38	—	—	—	—	38
Issuance of common stock for acquisition	21	—	283	—	—	—	—	283
Stock-based compensation	—	—	486	—	—	—	—	486
Translation adjustment	—	—	—	—	—	—	541	541

Balance at October 1, 2007	10,480	$105	$43,687	$7,254	1,149	$(4,177)	$1,089	$47,958

	Three Months Ended	Nine Months Ended
	September 30, 2007
Comprehensive income is calculated as follows:
Net income	$523	$1,388
Other comprehensive gain (loss)
Foreign currency translation adjustment	224	541

Comprehensive income	$747	$1,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006

(unaudited)

(in thousands)

	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$1,388	$8,205
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	670	616
Amortization	386	265
Provision for bad debts	(10)	8
Provision for inventory	(113)	144
Stock-based compensation	486	244
Net change in operating assets and liabilities:
Accounts receivable	(290)	(2,795)
Inventories	665	(2,848)
Other current assets	(131)	—
Other assets	(52)	(434)
Customer deposits	(132)	(47)
Accounts payable	947	(2,364)
Accrued expenses	(1,670)	(114)

Net cash provided by operating activities	2,144	880

Cash flows from investing activities:
Acquisition of assets of Radiant Technology Corporation	—	(500)
Acquisition of Atmoplas Technology and Research	—	(475)
Purchases of property, plant and equipment	(1,520)	(1,313)

Net cash used in investing activities	(1,520)	(2,288)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(210)	(154)
Proceeds from bank loan	—	4,686
Issuance of common stock for ESPP	38	1,070
Proceeds from the exercise of stock options	290	379

Net cash provided by financing activities	118	5,981

Effects of exchange rates on cash	227	80

Net increase in cash and cash equivalents	969	4,653
Cash and cash equivalents, beginning of period	25,100	15,460

Cash and cash equivalents, end of period	$26,069	$20,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006

(unaudited)

(in thousands)

	September 30, 2007	October 1, 2006
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$(214)	$15
Income taxes	57	25
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	—	1,591
Fair value of common stock issued	283	(1,001)
Less fair value of liabilities assumed	(283)	(90)

Cash paid	$—	$500
Acquisition of Atmoplas Technology and Research
Fair value of assets acquired	—	1,390
Less fair value of liabilities assumed	—	(915)

Cash paid	$—	$475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2006 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 30, 2007 and the related condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity and comprehensive income for the three and nine months ended September 30, 2007 and October 1, 2006 are unaudited. The condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and October 1, 2006 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2006, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories

Inventories at September 30, 2007 and December 31, 2006 consisted of (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and manufactured components	$11,073	$11,276
Work-in-process	4,209	3,672
Finished goods	1,692	2,409

	$16,974	$17,357

(3) Debt

Long-Term Debt at September 30, 2007 and December 31, 2006 consisted of (in thousands):

	September 30, 2007	December 31, 2006
Mortgage note payable	$9,601	$9,808
Capital lease obligations, interest rate of 6.75%	9	12

	9,610	9,820
Less - current maturities	273	268

	$9,337	$9,552

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at September 30, 2007 of approximately $9.6 million.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, of which the Company is in full compliance. At September 30, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

(4) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 481,920 and 486,500 for the three and nine months ended September 30, 2007 and 207,920 and 209,722 for the three and nine months ended October 1, 2006, respectively. The Company has elected to adopt the Alternative Transition method provided by the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R).

(5) Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $202,128 and $486,410 respectively, for the three and nine months ended September 30, 2007 and $117,579 and $231,908 for the three and nine months ended October 1, 2006.

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

Calculation of Fair Values - Assumptions Used:

	Nine Months Ended
	September 30, 2007	October 1, 2006
Expected Volatility	65%	60%
Expected Life	5	5
Risk-Free Interest Rate	4.79%	4.96%
Expected Dividend Yield	None	None

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

The following table summarizes the stock option activity during the nine months ended September 30, 2007:

2007 Option Activity:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2006	588,237	$6.66
Granted	276,500	$11.92
Exercised	(117,283)	$2.48
Forfeited	(3,426)	$10.81

Outstanding at September 30, 2007	744,029	$9.29	4.66	$2,634,385
Exercisable at September 30, 2007	202,674	$5.90	4.44	$1,405,388

The weighted-average grant-date fair value of options granted during the nine-month periods ended September 30, 2007 and October 1, 2006 was $6.87 and $7.26, respectively. The fair value of options exercised during the nine-month periods ended September 30, 2007 and October 1, 2006 was $1,214,196 and $838,284, respectively.

As of September 30, 2007, there was $2,326,561 of total unrecognized compensation cost related to nonvested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three-month period ended September 30, 2007 was $0.

As of September 30, 2007, there was $22,500 of unrecognized compensation costs related to restricted stock grants which were issued in a prior year. These grants have a remaining life of 1.5 years.

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

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, energy generation and other industries. This business segment includes the supply of equipment used in a number of process steps to produce electronic devices such as: solder reflow systems used for surface mount applications in printed circuit board assembly; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used in several process steps for alternative energy generation such as: metallization and diffusion of photovoltaic solar cells; sintering nuclear fuel for commercial power generation; and the doping and firing of solid oxide fuel cells. The business segment’s customers are multi-national electronics manufacturers and electronic manufacturing service providers, as well as manufacturers of fuel and components used to generate energy.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
United States	$1,856	$4,428	$7,722	$9,490
Europe, Near East	3,535	3,583	9,438	14,377
Asia Pacific	9,644	8,733	24,564	31,107
Other Americas	1,487	1,510	3,732	6,752

	$16,522	$18,254	$45,456	$61,726

Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2007	December 31, 2006
North America	$6,877	$5,758
Asia Pacific	655	795

	$7,532	$6,553

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

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Applying the requirements of SAB No. 104 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales.

The Company also has certain sales transactions for projects that are not completed within the normal operating cycle of the business. These contracts are accounted for on a percentage completion basis. Under the percentage completion method, revenues are recognized based upon the ratio of costs incurred to the total estimated costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revisions become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

For the three and nine months ended September 30, 2007, there was $389,177 and $492,306, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended October 1, 2006, there was $0 and $1,211,000, respectively, of revenue recognized using the percentage of completion method.

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

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 30, 2007 (in thousands):

Nine Months Ended September 30, 2007
Beginning balance, December 31, 2006	$748
Plus: accruals related to new sales	579
Less: warranty claims incurred	(419)
Less: reversal of excess requirements	(271)

Balance, end of period	$637

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9) Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the nine months ended September 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The tax years 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at September 30, 2007. As a result of this review, the Company concluded that at this time there are no uncertain tax positions.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-3 did not have a material impact on the Company’s financial condition or results of operations.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(10) Acquisitions

On March 17, 2006, the Company acquired the product lines, trademarks and other related assets of Radiant Technology Corporation (RTC). The purchase price for this acquisition was as follows: 1) $500,000 in cash and 100,000 shares of the Company’s common stock, of which 30,000 shares were contingent upon RTC’s successful achievement of certain non-financial performance criteria; and 2) Royalty payments on any products using the RTC technology manufactured by the Company for a period of 4 years. In addition, the parties entered into a supply agreement under which RTC will continue to manufacture its products for distribution by the Company after the closing.

In the second quarter of 2007, it was determined that, of the additional 30,000 shares of stock that were contingent upon RTC’s successful achievement of certain non-financial performance criteria, 21,000 shares had been earned. On May 3, 2007, 18,000 shares were issued and the additional 3,000 shares were issued on July 16, 2007.

On May 31, 2006, the Company acquired the assets and intellectual property of AtmoPlas, a division of Dana Corporation. The purchase price is as follows: 1) $474,564 in cash; 2) Royalty payments on any products using AtmoPlas technology manufactured by the Company and sold during the third through seventh years after the acquisition with minimum royalties in years three and four of not less than $300,000 per year; and 3) Royalty payments on licensing revenues received from third parties for a period of seven years after the closing date calculated on a percentage basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. In addition, we participate in the fast growing alternative energy market for which we provide thermal process equipment for the manufacturing of solar cells, fuel cells and nuclear fuels.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. Our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced high-density surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. Our customers in the energy generation market use our thermal systems to process silicon, ceramics and metal alloys which are used in solar cell, fuel cell and nuclear fuel manufacturing applications.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended
	September 30, 2007		October 1, 2006
	$ thousands	% of net sales	$ thousands	% of net sales	$ Percent change
Net sales	$16,522	100.0%	$18,254	100.0%	(9.5)%
Cost of goods sold	9,347	56.6%	10,627	58.2%	(12.0)%

Gross profit	7,175	43.4%	7,627	41.8%	(5.9)%
Selling, general and administrative expenses	5,127	31.0%	3,871	21.2%	32.4%
Research, development and engineering	1,284	7.8%	1,377	7.5%	(6.8)%

Operating income	764	4.6%	2,379	13.1%	(67.9)%
Income before provision for income taxes	615	3.7%	2,397	13.1%	(74.3)%

Net income	$523	3.2%	$2,349	12.9%	(77.7)%

	Nine Months Ended
	September 30, 2007		October 1, 2006
	$ thousands	% of net sales	$ thousands	% of net sales	$ Percent change
Net sales	$45,456	100.0%	$61,726	100.0%	(26.4)%
Cost of goods sold	25,781	56.7%	37,047	60.0%	(30.4)%

Gross profit	19,675	43.3%	24,679	40.0%	(20.3)%
Selling, general and administrative expenses	13,792	30.3%	12,733	20.6%	8.3%
Research, development and engineering	4,179	9.2%	3,559	5.8%	17.4%

Operating income	1,704	3.7%	8,387	13.6%	(79.7)%
Income before provision for income taxes	1,576	3.5%	8,373	13.6%	(81.2)%

Net income	$1,388	3.1%	$8,205	13.3%	(83.1)%

Net Sales . The decline in net sales of 26.4% in the first nine months of 2007 versus the same period in 2006 was due to the slowdown in demand for our electronics market products. The decrease in the percentage decline in net sales from the mid thirties in the first half of 2007 versus the first half of 2006 to 9.5% in the third quarter of 2007 verses the third quarter of 2006 was due primarily to an increased demand for our electronics assembly equipment, as well as solar equipment.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars of net sales.

	Three Months Ended		Nine Months Ended
	September 30 2007	October 1, 2006	September 30, 2007	October 1, 2006
United States	$1,856	$4,428	$7,722	$9,490
Europe, Near East	3,535	3,583	9,438	14,377
Asia Pacific	9,644	8,733	24,564	31,107
Other Americas	1,487	1,510	3,732	6,752

	$16,522	$18,254	$45,456	$61,726

The comparative nine-month percentage of geographical sales distribution is relatively the same year to year. However with the recovery of our electronic products in Q3 2007, the distribution of sales has shifted to Asia with a proportional revenue decline in U.S. sales.

Gross Profit . The increase in the gross profit percentage for the first nine months and the third quarter of 2007 versus the same periods in 2006 was principally the result of a favorable product mix, lower material costs in our U.S. operations and improvements in our China assembly and China material sourcing for global operations.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the first nine months of 2007 versus the same period in 2006 is reflective of the Company’s expansion in the alternative energy markets and the continuing increased costs associated with government regulations on United States public companies with global operations. The increased selling, general and administrative costs in the third quarter of 2007 versus the third quarter of 2006 are due to the product and geographical mix which resulted in higher commission costs, added sales and marketing expenses primarily associated with trade shows for our alternative energy products and added administrative costs associated with the expensing of stock options, Sarbanes-Oxley compliance, tax consulting and legal costs. Also, during the third quarter of 2006 selling, general and administrative expenses of $3.9 million were reduced from $4.5 million in the second quarter of 2006 partially by a proportionate adjustment in reserves to reflect the reduced revenue in the third quarter of 2006 versus the higher revenues in the previous quarters.

Research, Development and Engineering. In the first nine months of 2007 the Company has increased its spending on RD&E versus the same period in 2006 primarily for its development efforts towards advanced technological products at our AtmoPlas laboratory, new products for our alternative energy markets and enhancements to our electronics market products.

Operating Income. The decrease in operating income was primarily the result of decreased revenues.

Foreign Exchange (loss). The $0.2 million foreign exchange loss for the quarter ending September 30, 2007 is primarily due to the reduction in the valuation of the US dollar accounts against the Chinese RMB at the Company’s Shanghai operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had $26.1 million in cash and cash equivalents.

During the nine months ended September 30, 2007, the Company generated net cash resources of approximately $2.1 million from operating activities. This source of cash was primarily the result of an increase in accounts payable of $0.9 million, a decrease in inventory of $0.7 million, net profit of $1.4 million, stock based compensation of $0.5 million, depreciation and amortization of $1.1 million, and was offset by a decrease in accrued expenses of $1.7 million, an increase in other assets and reserves of $0.4 million, and an increase in accounts receivable of $0.3 million.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at September 30, 2007 of approximately $9.6 million. Net proceeds on the refinancing were $4.7 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, in which the Company is in full compliance. At September 30, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

As of September 30, 2007, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2008.

OTHER MATTERS

Given that the Company invoices the vast majority of its net sales in U.S. dollars and that the Company has a substantial manufacturing presence in China, with sales into the PRC primarily in U.S. dollars, should the US dollar continue to decline in relation to the Chinese RMB the Company’s financial results will continue to be adversely affected.

The impact of inflation during 2007 had no material impact on our business and financial results.

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

As of September 30, 2007, we do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

Item 4.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation completed under the specific rules stated above, as of September 30, 2007, management concluded that our disclosure controls and procedures were not effective. This conclusion was based on continuing material weaknesses in our internal control over financial reporting as described below.

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

1)	The first material weakness identified resulted from the aggregation of significant deficiencies arising out of the insufficient segregation of incompatible duties. Due to limited staff, certain individuals processed transactions, reconciled balances, performed key monitoring controls and maintained control of assets all within certain cycles. The Company has taken or is in the process of taking the following remediation measures:

•	The accounting department has been reorganized to enhance segregation of duties. (Implemented)

•	Additional staff will be added to allow transactional processing and account balance review to be separated. (Implemented)

•	Additional cross-training will occur for roles to be backfilled. (Implemented)

•	Effective utilization of the new ERP system. (In process)

2)	The second material weakness identified resulted from the aggregation of significant deficiencies arising out of lack of evidence and inadequate financial key controls over financial reporting. Examples include ineffective controls over formal account reconciliation preparation, period-end account reconciliation review and analysis and review and approval of journal entries. The following remediation measures have been or are in the process of being put in place to ensure these activities can be evidenced:

•	Formal account reconciliation preparation and review by appropriate personnel. (Implemented)

•	Additional staff will be added to allow managers to focus on the review and approval function. (Implemented)

•	Training will continue to be provided to identify and evidence key control activities. (In process)

Management has discussed these corrective actions with the Audit Committee and Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm, but it is uncertain that the Company will be fully successful in remediating its control weaknesses. VCC has audited management’s assessment of the Company’s internal controls over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006, and has issued their report which is included in the Company’s 2006 Form 10K.

3. Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 have not materially affected, nor are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since December 31, 2006, the Company has begun the implementation of actions for the remediation of the identified material weakness, as described above.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Risk factors are disclosed in the Company’s 2006 Annual Report on Form 10-K and its April 1, 2007 and July 1, 2007 Forms 10-Q.

During the quarter ended September 30, 2007, there were no material changes to the risk factors for the business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 16, 2007, the Company issued 3,000 shares of its common stock to Radiant Technology Corporation (RTC). The 3,000 shares were the final installment of a total of 21,000 shares the Company issued to RTC as an earnout relating to its acquisition of assets from RTC on March 17, 2006. In total, the Company issued 91,000 shares as part of the purchase price for this acquisition. Because these issuances did not involve a public offering, the issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 5.	EXHIBITS

(a) Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: November 9, 2007	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the
Board of Directors

DATE: November 9, 2007	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and
Chief Accounting Officer (principal
financial and accounting officer)