Form 10-K
period 2007-12-31
BTU INTERNATIONAL INC
filed 2008-03-17
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, $.01 par value, of the Company held by non-affiliates of the Company was $108,962,457 on June 30, 2007.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of March 12, 2008: 9,354,425 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2007 FORM 10-K ANNUAL REPORT

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

Our Strategy

Our objective is to be the leading provider of thermal processing systems to the electronics and energy generation markets. To achieve this goal and maximize value for our shareholders, our strategy is comprised of the following elements:

•	Further penetrate existing markets and customers by developing innovative products with a low cost of ownership and by offering exceptional customer support;

•	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

•	Expand our low-cost manufacturing and engineering operations in China;

•	Deepen relationships with key partners to facilitate product development for next generation technologies, particularly in the rapidly growing energy generation market.

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

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Our top revenue generating customers in 2007 included Long Manufacturing , BP Solar, IBM, Suzhou Kaifa, Solectron, Nanosolar, Westinghouse, Guanjie, Intel, ASE, Motorola, Inner Mongolia Tendering, Transcend Information, Powertech Technologies, Compal Kunshan and M-Flex. In 2007, no customer accounted for more than 10% of net sales.

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

Research, Development and Engineering

Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering expense in 2007 was focused on the development of new products and improved furnace applications for thermal solutions for energy generation application processes; the expansion of our Pyramax solder reflow platform with the completion of the mid-sized Pyramax 100 offerings, which was developed jointly by BTU engineers in China and the U.S.A. The AtmoPlas development team is doing basic research on a different heating technology using microwave to create plasma. Our research, development and engineering costs for the years ended December 31, 2007, 2006 and 2005 can be found on our Consolidated Statements of Operations, contained herein.

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

Backlog

Backlog as of December 31, 2007, was $11.5 million, compared to $8.9 million as of December 31, 2006. As of December 31, 2007, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, Rehm and Electrovert. Our principal competitors for advanced semiconductor packaging are Sikama, SEMIgear and Heller. Our systems for the energy generation markets and other applications compete primarily against products offered by Despatch, SierraTherm, Centrotherm and Harper. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Employees

As of December 31, 2007, we had 351 employees, of whom 69 are engaged in sales, marketing and service, 40 in research, development and engineering, 39 in finance and administration and 203 in operations. Of these 351 employees, 188 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2008.

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

We have shifted a significant and growing portion of our production capacity to a manufacturing facility in Shanghai, China. We may encounter manufacturing problems associated with managing these operations.

In 2004, we began manufacturing and material sourcing operations in a facility in Shanghai, China. The volume of our products produced in China is now approximately one half of our total production. The successful operation of our facility in China is important to our ability to remain profitable and competitive. We may encounter difficulty with the management, technical and administrative organization requirements of doing business in China. If we are not successful in managing our operation in China, our business and profitability will be adversely affected.

In the past three years, we have substantially improved our global supply chain and reduced our material costs. Failure to maintain these cost reductions would negatively affect our profit margins.

In the last three years, we have substantially improved our global supply chain and reduced our material costs. These efforts have resulted in a major improvement in gross margins in our Pyramax product line as well as reduced costs for our solar metallization line. While continuous improvement in the supply chain is a key strategic imperative, we may not be successful in achieving our cost reduction goals, in which case further increases in our gross margins would not be achieved. If our costs increase, our gross margin gains will erode. This could be caused by foreign exchange trends, supplier cost increases, increase in fuel costs and other factors.

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

We generated net income of $1.9 million in 2007 versus income of $9.2 million in 2006. Our year to year net income decrease was mainly due to a combination of a decrease in net sales and an increase in SG&A and RD&E expenses. We attribute a large portion of the increase in SG&A and RD&E expenses primarily to additional costs resulting from investments in the alternative energy business. In 2008, the Company plans to increase its SG&A and RD&E spending in support of the alternative energy business. We may not experience the projected growth in the alternative energy business to offset this additional investment.

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

Our international sales accounted for 82.4% of our consolidated revenue for 2007. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

We conduct only a small portion of our sales in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

Over the past few years, a majority of our revenue is generated from sales in the Asia Pacific region. Our operations are particularly vulnerable to instability in this region and competition from organizations based in this region.

During 2007, 56.1% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

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

On January 1, 2007, we implemented new enterprise resource planning and material resource planning systems at our Shanghai manufacturing operations. In 2008, our Shanghai personnel will be expanding their use of the system. As our Chinese operations grow, the risks increase that we will not fully utilize the advanced material resource planning system, which could disrupt our business.

In the U.S. our new business systems to manage our operation were activated on January 1, 2008. These systems are still being developed. If they are not developed and implemented effectively, it could have a material adverse effect on our business.

Over the past year, we have invested heavily to insure a smooth startup of the new operating system. However, much work lays ahead, and the risks associated with not fully utilizing our advanced enterprise resource planning and material resource planning systems could disrupt our business.

The Company may be subject to some portion of an environmental clean-up under Superfund legislation.

The Company is an equipment manufacturer that has some solid waste. Due to the fact that the Company utilized a waste disposal firm that disposed its solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities potentially responsible for clean-up operations. It is not known at this time what the costs of these activities might be or the Company’s share, if any, thereof.

Being an equipment manufacturer, the Company only deals with extremely small amounts of chemicals. The Company’s chemical waste were disposed under a controlled process that meets strict EPA approved disposal procedures and were not disposed at the Superfund site.

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

The Company’s net income and cash flow can be adversely affected by innumerable conditions affecting income taxes which are outside the Company’s scope of authority to control. To name but a few of the potential uncontrollable circumstances that could affect the consolidated tax rate:

•

The Company sells and operates globally with manufacturing in both the United States and China. Disagreements could occur on the jurisdiction of income and taxation among different country governmental tax authorities. Potential area of disputes could include transfer pricing values, inter-company cross charges and inter-company balances.

•

The Company is presently benefiting from a partial “tax holiday” in its Shanghai manufacturing subsidiary. Recently the Chinese government tax authorities announced the passage of legislation to impose an equalization of income tax rates for both domestic and foreign companies at a rate of 25%. This new law supersedes and overrides the Company’s tax holiday agreements. The applicability of this new uniform income tax rate law will have an adverse effect on the Company’s net income and cash flow.

•

The Company is subject to a China withholding tax on certain non-tangible soft charges made under its transfer pricing agreements. The interpretation of what charges are subject to the tax and when the liability for the tax occurs has varied and could change in the future.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 16.0% of our outstanding common stock as of December 31, 2007. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

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

ITEM 3.	LEGAL PROCEEDINGS

There were no material legal proceedings pending as of the time of this filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages:

Name	Age	Position

Paul J. van der Wansem	68	Chairman and Chief Executive Officer

Thomas P. Kealy	65	Vice President, Chief Accounting Officer and Corporate Controller

James M. Griffin	50	Vice President, Global Sales and Service and Corporate Officer

Thomas F. Nash	54	Vice President, Global Operations and Marketing and Corporate Officer

Douglas A. Lawson	47	Vice President, Business Development and Marketing, Alternative Energy

John J. McCaffrey, Jr	56	Vice President Engineering, Alternative Energy

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

Douglas A. Lawson, our Vice President Marketing and Business Development, Alternative Energy, joined us in December 2007. Mr. Lawson is responsible for the growth of our alternative energy business with a focus on the solar energy market. Mr. Lawson previously held positions in general management, marketing, business development and engineering at PRI Automation, Digital Equipment Corporation, and Intel. He holds a B.S. in Chemical Engineering from the University of Lowell, an M.S. in Manufacturing Engineering from Boston University, and an M.B.A. from Boston University.

John J. McCaffrey, Jr. joined BTU early 2008 as Vice President Engineering, Alternative Energy, in charge of engineering and product development. After graduating from the U.S. Naval Academy and serving as a nuclear engineer officer, he held a variety of positions at Polaroid. Jack joined Evergreen Solar as a startup in 1999, where he designed, built, and operated their U.S. pilot and initial manufacturing facilities, achieving required margin and revenue targets. He next worked with Q Cells to design the initial 30 megawatt EverQ factory in Germany. He then moved to Daystar Technologies, a CIGS thin film solar company, setting up their pilot line for foil, and led the initial design for their 25 megawatt glass manufacturing facility in California. Jack was also responsible for product development at both companies.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “BTUI.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2006
First Quarter	18.58	12.10
Second Quarter	22.79	12.50
Third Quarter	14.73	9.11
Fourth Quarter	13.67	8.92
Year Ended December 31, 2007
First Quarter	12.15	9.56
Second Quarter	14.10	10.09
Third Quarter	15.62	11.04
Fourth Quarter	15.04	12.28

As of March 4, 2008, we had 427 record holders of our common stock.

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

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2007, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	756,466	$9.63	462,989
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	756,466	$9.63	462,989

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2006 and December 31, 2007 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2003 and December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2003, December 31, 2004 and December 31, 2005 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

The graph below matches the cumulative 5-year total return to shareholders on BTU International, Inc.’s common stock versus the cumulative total returns of the S & P 500 index and the S & P Information Technology index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2002 and tracks it through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., The S&P 500 Index

And The S&P Information Technology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Fiscal Year Ended December 31,
Consolidated Statement of Operations Data:	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net sales	$63,723	$78,289	$66,407	$54,639	$28,490
Cost of goods sold	36,337	46,554	42,575	41,503	22,098

Gross profit	27,386	31,735	23,832	13,136	6,392
Selling, general and administrative	19,009	17,139	15,343	11,528	9,419
Research, development and engineering	5,658	5,065	3,206	3,691	3,382
Restructuring charge and executive retirement	—	—	—	1,648	190

Operating income (loss)	2,719	9,531	5,283	(3,731)	(6,599)
Interest income	909	667	3	18	67
Interest expense	(602)	(562)	(566)	(470)	(371)
Foreign exchange gain/(loss)	(478)	(232)	—	—	—
Other income (expense)	106	7	—	2	(148)

Income (loss) before provision (benefit) for income taxes	2,654	9,411	4,720	(4,181)	(7,051)
Provision (benefit) from income taxes	706	189	101	—	(222)

Net income (loss)	$1,948	$9,222	$4,619	$(4,181)	$(6,829)

Earnings (loss) per share:
Basic	$0.21	$1.01	$0.62	$(0.58)	$(0.97)
Diluted	$0.20	$0.98	$0.60	$(0.58)	$(0.97)
Weighted average shares outstanding:
Basic	9,297	9,121	7,421	7,185	7,042
Diluted	9,544	9,440	7,672	7,185	7,042

	Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,065	$25,100	$15,460	$372	$6,659
Working capital	50,565	48,531	35,368	12,936	16,060
Total assets	69,512	65,687	48,905	27,058	25,654
Total liabilities	20,577	20,755	16,422	16,407	10,834
Stockholders’ equity	48,935	44,932	32,483	10,651	14,820

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the electronics manufacturing and energy generation markets. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. In addition, we participate in the fast growing alternative energy market, for which we provide thermal process equipment for the manufacturing of solar cells, fuel cells and nuclear fuels.

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

In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. During 2005, we began construction of additional leased facilities in Shanghai, which became fully operational in the second quarter of 2006. These additional facilities were needed for further expansion into the Asia Pacific region. In addition, we expanded our product development capability to China, creating a global engineering team. This team has developed and commercially introduced our latest Pyramax product and continues to collaborate with our U.S. headquarters on additional product initiatives.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.0%	59.5%	64.1%

Gross profit	43.0%	40.5%	35.9%
Operating expenses:
Selling, general and administrative	29.8%	21.9%	23.1%
Research, development and engineering	8.9%	6.4%	4.8%

Operating income	4.3%	12.2%	8.0%
Interest income	1.4%	0.8%	0.0%
Interest expense	(0.9)%	(0.7)%	(0.9)%
Foreign exchange gain/(loss)	(0.8)%	(0.3)%	0.0%
Other expense, net	0.2%	0.0%	0.0%

Income before provision from income taxes	4.2%	12.0%	7.1%
Provision from income taxes	1.1%	0.2%	0.2%

Net income	3.1%	11.8%	6.9%

FISCAL YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

Net Sales. In 2007, net sales declined quarter to quarter for the first half of 2007 and increased in each of the quarters in the second half of 2007. Overall for the year 2007, net sales decreased by $14.6 million or 18.6% vs. 2006, from $78.3 million in 2006 to $63.7 million in 2007. For 2007 the electronics assembly business was down by 30 percent compared to 2006 while there was strong growth in our alternative energy business in 2007. In solar photovoltaics for 2007, the Company was able to double our revenues for the year and bookings increased by more than two and a half times.

As compared to 2006, the percentage of net sales attributable to our customers in the United States stayed the same in 2007, net sales attributable to our customers in Europe decreased by 5%, net sales attributable to our Asia Pacific customers increased by 7% and net sales attributable to our customers in the other Americas decreased by 1%.

Gross Profit. The increase in the gross profit percentage to 43.0% for 2007 versus 40.5% 2006 was principally the result of a favorable product mix, lower material costs in our U.S. operations and improvements in our China assembly and China material sourcing for global operations.

Selling, General and Administrative. SG&A costs increased by 10.9% from $17.1 million to $19.0 million in 2007 versus 2006. The increase in selling, general and administrative expenses in 2007 versus 2006 is reflective of the Company’s expansion in the alternative energy markets and the continuing increased costs associated with government regulations on United States public companies with global operations. The increased selling, general and administrative costs in 2007 versus 2006 are due to added sales, service and marketing expenses for our alternative energy products and added administrative costs associated with the expensing of stock options, Sarbanes-Oxley compliance, tax consulting and legal costs.

Research, Development and Engineering. In 2007 the Company increased its spending on RD&E versus 2006 primarily for our development efforts towards new products for our alternative energy markets and enhancements to our electronics market products.

Operating Income. The decrease in operating income was primarily the result of decreased revenues and partially due to increases in SG&A and RD&E expenses, which were partially offset by improved gross margin percentages.

Interest Income (Expense), Net. The change in net interest income/expense decreased from $307,000 of income in 2007 to $105,000 of income in 2006.

Foreign Exchange (Loss). Foreign Exchange loss increased from a $232,000 loss in 2006 to a $478,000 loss in 2007 primarily due to the continued reduction in the valuation of the US dollar against the Chinese RMB.

Income Taxes. In 2007 the government of China approved a tax equalization law for foreign and domestic companies that impacts BTU. 2007 is the first year that the Company is taxable in China. This event plus the recording of China withholding taxes on royalty charges are the primary elements of the 2007 tax provision. In the USA, the Company has federal and state net operating loss carry forwards of approximately $6 million. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

Earnings per Share. Note that the total year diluted earnings per share (EPS) in this 10-K rounds to $0.20 vs. the Company’s Press Release of February 26, 2008 which reported total year diluted EPS of $0.21. The reason for the difference was an adjustment in the 123R calculation which increased the diluted shares by 59,961 shares. The impact is from $0.2054 to $0.2041 or $0.0013 adjustment. This adjustment had no impact on any quarter or on any year to date diluted EPS during 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $25.1 million in cash and cash equivalents.

During 2007, we generated net cash of approximately $2.0 million from operating activities. This generation of cash was primarily the result of a net profit of $1.9 million, adding back depreciation and amortization of $1.5 million and a decrease in inventories of $1.1 million, offset by an increase in accounts receivable of $2.4 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, of which the Company is in full compliance. At December 31, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of

$6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2007 of approximately $9.5 million.

We had no material commitments for capital expenditures as of December 31, 2007.

Our business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2008.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2007 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$14,517	$915	$1,831	$1,831	$9,940
Capital leases	6	6	—	—	—
Operating leases	1,718	1,085	633	—	—
Open purchase orders	3,001	3,001	—	—	—
Total	$19,242	$5,007	$2,464	$1,831	$9,940

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the year ended December 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The tax years 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at December 31, 2007. As a result of this review, the Company concluded that at this time there are no uncertain tax positions.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the implementation of SFAS 157 will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

Our primary market risk exposure is in the area of foreign currency exchange rate risk as we are exposed to currency exchange rate fluctuations as they pertain primarily to accounts receivable in U.S. dollars on our China subsidiary’s books.

As of December 31, 2007, all of our long-term debt and capital lease obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2007, with such data expressed as a percentage of net sales for the period indicated. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Quarter Ended
	Apr. 02, 2006	July 02, 2006	Oct. 01, 2006	Dec. 31, 2006	Apr. 01, 2007	July 01, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Net sales	$20,935	$22,538	$18,254	$16,563	$15,164	$13,770	$16,522	$18,267
Cost of goods sold	12,903	13,518	10,627	9,507	8,600	7,833	9,347	10,557

Gross profit	8,032	9,020	7,627	7,056	6,564	5,937	7,175	7,710
Selling, general and administrative	4,405	4,457	3,871	4,406	4,543	4,121	5,127	5,218
Research, development and engineering	928	1,254	1,377	1,506	1,371	1,524	1,284	1,479

Income from operations	2,699	3,309	2,379	1,144	650	292	764	1,014
Interest income (expense), net	21	(24)	36	71	100	125	58	24
Foreign exchange gain/(loss)	(47)	13	(19)	(178)	(122)	(194)	(204)	42
Other income (expense), net	2	3	1	2	106	4	(3)	(3)

Income before provision for income taxes	2,675	3,301	2,397	1,039	734	227	615	1,077
Provision for income tax	54	66	48	21	75	21	92	518

Net income	$2,621	$3,235	$2,349	$1,018	$659	$206	$523	$559

Earnings per share:
Basic	$0.29	$0.35	$0.26	$0.11	$0.07	$0.02	$0.06	$0.06
Diluted	$0.28	$0.34	$0.25	$0.11	$0.07	$0.02	$0.06	$0.06
Weighted average number of shares outstanding:
Basic	9,009	9,133	9,162	9,178	9,218	9,275	9,275	9,332
Diluted	9,407	9,442	9,432	9,429	9,413	9,447	9,450	9,525

	QUARTER ENDED
	Apr. 02, 2006	July 02, 2006	Oct. 01, 2006	Dec. 31, 2006	Apr. 01, 2007	July 01, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.6%	60.0%	58.2%	57.4%	56.7%	56.9%	56.6%	57.8%

Gross profit	38.4%	40.0%	41.8%	42.6%	43.3%	43.1%	43.4%	42.2%
Selling, general and administrative	21.0%	19.8%	21.2%	26.6%	30.0%	29.9%	31.0%	28.6%
Research, development and engineering	4.4%	5.6%	7.5%	9.1%	9.0%	11.1%	7.8%	8.1%

Income from operations	12.9%	14.6%	13.1%	6.9%	4.3%	2.1%	4.6%	5.6%
Interest income (expense), net	0.1%	(0.1)%	0.2%	0.4%	0.7%	0.8%	0.4%	0.2%
Foreign exchange gain/(loss)	(0.2)%	0.1%	(0.1)%	(1.1)%	(0.8)%	(1.3)%	(1.3)%	0.3%
Other income (expense), net	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	(0.0)%	(0.0)%

Income before provision for income taxes	12.8%	14.6%	13.2%	6.2%	4.8%	1.6%	3.7%	5.9%
Provision for income taxes	0.3%	0.3%	0.3%	0.1%	0.5%	0.1%	0.5%	2.8%

Net income	12.5%	14.3%	12.9%	6.1%	4.3%	1.5%	3.2%	3.1%

During the eight quarters of 2006 and 2007, net sales were at a high of $22.5 million in Q2 2006 and decreased for each of the succeeding four quarters through the second quarter of 2007 to a low of $13.8 million before rebounding in the last two quarters of 2007. These sales increases in the last half of 2007 were primarily in Energy Generation products.

Gross profit as a percentage of net sales during the last eight quarters began at a low of 38.4% and continuously increased to a peak of 43.4% in the third quarter of 2007. The continuous improvement in gross profit percentage for the quarters was primarily the result of product mix cost reductions from the Company’s global sourcing program for raw materials and significant labor and overhead savings resulting from the Company’s expansion of its China manufacturing facilities.

Selling, general and administrative costs during the last eight quarters in 2006 and 2007 increased from a low of $3.9 million to a high of $5.2 million. The increase in costs represents the staffing and expense adjustments required to properly support and service our customers globally with our expanded initiatives in our alternative energy markets and our continued enhancements in our electronics markets. In addition, the Company has seen increases in internal and external administrative expenses necessary to comply with the regulation burden of being a USA public company.

Research, development and engineering costs for the last eight quarters have increased from a low of $0.9 million to a high of $1.5 million. The major increases are related to the Company’s continuing development of products for the Alternative Energy market. In June of 2006, the Company acquired AtmoPlas, which is an R&D development concentrating on thermal processing using a microwave plasma technology. The development costs of AtmoPlas are included in the RD&E expenses.

Income from operations in the last eight quarters increased and decreased quarter to quarter as the net sales increased or decreased quarter to quarter.

The provision for income tax in the fourth quarter of 2007 reflects a higher than forecasted tax rate for one of the Company’s overseas subsidiaries.

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$25,065	$25,100
Accounts receivable, less reserves of $201 and $224 at December 31, 2007 and 2006	18,832	16,149
Inventories, net	16,891	17,357
Other current assets	787	528

Total current assets	61,575	59,134

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	8,829	8,277
Machinery and equipment	12,064	10,320
Furniture and fixtures	963	909

	22,066	19,716
Less accumulated depreciation	(16,530)	(15,560)

Net property, plant and equipment	5,536	4,156

Other assets, net of accumulated amortization of $876 in 2007 and $380 in 2006	2,401	2,397

Total assets	$69,512	$65,687

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt and capital lease obligations	$277	$268
Trade accounts payable	5,645	5,023
Customer deposits	597	432
Accrued expenses	4,492	4,880

Total current liabilities	11,010	10,603
Long-term debt and capital lease obligations less current maturities	9,267	9,552
Other long-term liabilities	300	600

Total liabilities	20,577	20,755

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,502,311 shares issued and 9,353,301 shares outstanding at December 31, 2007 and 10,332,631 shares issued and 9,183,621 shares outstanding at December 31, 2006	105	103
Additional paid in capital	44,046	42,592
Accumulated earnings	7,814	5,866
Less: treasury stock at cost, 1,149,010 shares at December 31, 2007 and December 31, 2006	(4,177)	(4,177)
Accumulated other comprehensive income	1,147	548

Total stockholders’ equity	48,935	44,932

Total liabilities and stockholders’ equity	$69,512	$65,687

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales	$63,723	$78,289	$66,407
Cost of goods sold	36,337	46,554	42,575

Gross profit	27,386	31,735	23,832

Selling, general and administrative	19,009	17,139	15,343
Research, development and engineering	5,658	5,065	3,206

Operating income	2,719	9,531	5,283

Interest income	909	667	3
Interest expense	(602)	(562)	(566)
Foreign exchange (loss)	(478)	(232)	—
Other income (expense)	107	7	—

Income before provision for income taxes	2,655	9,411	4,720
Provision for income taxes	706	189	101

Net income	$1,948	$9,222	$4,619

Income per share:
Basic	$0.21	$1.01	$0.62
Diluted	$0.20	$0.98	$0.60
Weighted average number of shares outstanding:
Basic shares	9,297	9,121	7,421
Diluted shares	9,544	9,440	7,672

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital		Retained Earnings (Accum. Deficit)	Treasury Stock		Accumulated Other Comprehensive Income
	# of shares	$		Deferred Comp.		# of shares	$		Total
Balance at December 31, 2004	8,356	$83	$22,529	$—	$(7,975)	1,149	$(4,177)	$191	$10,651
Net income	—	—	—	—	4,619	—	—	—	4,619
Exercise of stock options	434	4	2,219	—	—	—	—	—	2,223
Issuance of common stock, net of issuance costs of $1,271	1,250	13	14,998	—	—	—	—	—	15,011
Translation adjustment	—	—	—	—	—	—	—	28	28
Deferred compensation	—	—	—	(49)	—	—	—	—	(49)

Balance at December 31, 2005	10,040	$100	$39,746	$(49)	$(3,356)	1,149	$(4,177)	$219	$32,483
Net income	—	—	—	—	9,222	—	—	—	9,222
Exercise of stock options	135	1	461	—	—	—	—	—	462
Issuance of common stock, net of issuance costs of $63	158	2	2,069	—	—	—	—	—	2,071
Translation adjustment	—	—	—	—	—	—	—	329	329
Deferred compensation	—	—	316	49	—	—	—	—	365

Balance at December 31, 2006	10,333	$103	$42,592	$—	$5,866	1,149	$(4,177)	$548	$44,932
Net income	—	—	—	—	$1,948	—	—	—	1,948
Exercise of stock options	135	2	343	—	—	—	—	—	345
Issuance of common stock	34	—	367	—	—	—	—	—	367
Translation adjustment	—	—	—	—	—	—	—	599	599
Stock-based compensation	—	—	744	—	—	—	—	—	744

Balance at December 31, 2007	10,502	$105	$44,046	$—	$7,814	1,149	$(4,177)	$1,147	$48,935

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Comprehensive income is calculated as follows:
Net income	$1,948	$9,222	$4,619
Other comprehensive income
Foreign currency translation adjustment	599	329	28

Comprehensive income	$2,547	$9,551	$4,647

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,948	$9,222	$4,619
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,470	1,162	831
Provision for bad debts	(23)	(164)	167
Provision for inventory	(299)	(69)	375
Stock based compensation	744	365	11
Gain on foreign currency hedge	(31)	—	—
Loss on disposal of fixed assets	3	—	—
Net change in operating assets and liabilities:
Accounts receivable	(2,432)	723	(7,516)
Inventories	1,100	(3,140)	(954)
Other current assets	(292)	(3)	157
Other assets	(44)	(54)	(78)
Accounts payable	410	(1,279)	652
Customer deposits	(250)	(186)	562
Accrued expenses	(297)	(313)	1,099

Net cash provided by (used in) operating activities	2,007	6,264	(75)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,314)	(1,779)	(429)
Cash paid for acquisition	—	(975)	—

Net cash used in investing activities	(2,314)	(2,754)	(429)

Cash flows from financing activities:
Proceeds from refinance of mortgage note	—	4,686	—
Principal payments under long-term debt and capital lease agreements	(276)	(226)	(173)
Net (payments) under revolving credit agreement	—	—	(2,185)
Restricted cash	—	—	688
Issuance of common stock	367	1,070	15,011
Proceeds from the exercise of stock options	345	462	2,223

Net cash provided by financing activities	436	5,992	15,564

Effects of exchange rates on cash	(164)	138	28

Net increase (decrease) in cash and cash equivalents	(35)	9,640	15,088
Cash and cash equivalents, beginning of period	25,100	15,460	372

Cash and cash equivalents, end of period	$25,065	$25,100	$15,460

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest (received) paid	$(264)	$538	$563
Income taxes	$109	$28	$151
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	$283	$1,591	$—
Fair value of common stock issued	$(283)	$(1,001)	$—
Less fair value of liabilities assumed	$—	$(90)	$—

Cash paid	$—	$500	$—
Acquisition of AtmoPlas Technology and Research
Fair value of assets acquired	$—	$1,390	$—
Less fair value of liabilities assumed	$—	$(915)	$—

Cash paid	$—	$475	$—

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BTU International, Inc. and its wholly owned subsidiaries (the Company) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and alternate energy industries.

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES

The accompanying consolidated financial statements include the accounts of the Company. All material inter-company balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The primary estimates used in the consolidated financial statements include percent complete revenue, inventory valuation, allowance for doubtful accounts and warranty reserves.

CASH AND CASH EQUIVALENTS

The Company has classified certain liquid financial instruments, with original maturities of three months or less, as cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $(23,000), $(164,000) and $167,000 for 2007, 2006 and 2005, respectively.

INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2007	2006
Raw materials and manufactured components	$11,439	$11,276
Work-in-process	3,718	3,672
Finished goods	1,734	2,409

	$16,891	$17,357

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company also records, as a charge to cost of goods sold, any amounts required to reduce the carrying value of the finished goods inventory to net realizable value. The

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded inventory provisions of $(299,000), $(69,000), and $375,000 in 2007, 2006, and 2005, respectively. The provisions recorded are net of sold inventory that had previously been reserved in the amounts of $388,000, $250,000, and $215,000 for the years ending 2007, 2006, and 2005, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Furniture and fixtures	3-8 years
Leasehold improvements	3 years

Depreciation expense was approximately $974,000, $783,000 and $775,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments of intangible assets or property, plant and equipment have been identified during the years ended December 31, 2007 and December 31, 2006.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2007	2006
Deferred financing costs, net of amortization	$99	$66
Deferred tax assets	206	206
Intellectual Property, net of amortization	1,828	2,027
Other	268	98

Total	$2,401	$2,397

Deferred financing costs capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $17,000, $61,000 and $56,000 in 2007, 2006 and 2005, respectively. Amortization on intellectual property was approximately $479,000, $318,000 and $0 in 2007, 2006 and 2005, respectively.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of the Company’s foreign operations are translated from their functional currency into United States dollars at year end exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders’ equity, as the functional currency of the subsidiaries is their local currency, and the reporting currency of the Company is the U.S. dollar. Exchange gains and losses arising from transactions denominated in foreign currencies are included in income as incurred.

PATENTS

The Company has patents in the United States and certain foreign countries for some of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC SAB No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the year ended 2007, 2006 and 2005, $1,637,179, $1,211,000 and $3,435,000, respectively, was recognized as revenue using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 “Accounting for Shipping and Handling Fees and Cost.” Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $365,000 and a reduction in net income of $343,000 and a decrease in basic and diluted earnings per share of $0.04 and $0.03, respectively.

Prior to January 1, 2006 employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 202,633, 79,589 and 0 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively. However, these options could become dilutive in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the year ended December 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The tax years 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at December 31, 2007. As a result of this review, the Company concluded that at this time there are no uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the implementation of SFAS 157 will have on its financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date.

(2)	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued commissions	$1,642	$2,118
Accrued warranty	638	748
Accrued income taxes	438	305
Accrued audit	472	361
Accrued bonus	201	245
Accrued start up	142	202
Accrued Atmoplas Costs	300	—
Payroll and payroll taxes	630	524
Deferred compensation	—	282
Other	29	95

	$4,492	$4,880

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Beginning balance	$748	$1,036
Plus: accruals related to new sales	815	1,046
Less: warranty claims incurred	(528)	(668)
Less: reversal of excess requirements	(397)	(666)

Ending balance	$638	$748

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, of which the Company is in full compliance. At December 31, 2007, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

On March 30, 2006, the Company entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2007 of approximately $9.5 million.

Long-Term Debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Mortgage note payable, interest rate of 6.84%	$9,538	$9,808
Capital lease obligations, interest rate of 6.75%	6	12

	9,544	9,820
Less—current maturities	277	268

	$9,267	$9,552

The capital lease obligations relate to one equipment lease used in the operation of the business. Under the terms of the debt, the minimum repayments of long-term debt, capital and operating lease obligations by year are as follows (in thousands):

	Mortgage	Capital Leases	Operating Leases	Total
2008	$271	$6	$1,085	$1,362
2009	291	—	552	843
2010	311	—	81	392
2011	333	—	—	333
2012	357	—	—	357
Thereafter	7,975	—	—	7,975

	$9,538	$6	$1,718	$11,262

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. As of December 31, 2007, the future minimum lease commitment for this facility is $460,000.

The Company conducts its UK operations in a facility that is under a long-term operating lease expiring in March 2010. Rent expense under this lease was approximately $248,000 in 2007, $230,000 in 2006, and $220,000 in 2005. As of December 31, 2007, the future minimum lease commitment for this facility is $558,000, payable as follows: $248,000 for each of the years 2008 through 2009, $62,000 for 2010.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition. See table under contractual obligations above.

(4)	FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2007		2006		2005
United States	$11,216	17%	$13,714	18%	$10,844	16%
Europe and Near East	11,856	19%	19,152	24%	16,243	24%
Asia Pacific	35,729	56%	38,083	49%	34,899	53%
Other Americas	4,922	8%	7,340	9%	4,421	7%

	$63,723		$78,289		$66,407

The following table shows the amounts (in thousands) of the Company’s long-lived assets by geographic region, for December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
North America	$7,176	$5,758
Asia Pacific	761	795

	$7,937	$6,553

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has one foreign exchange contract. The fair market value of forward foreign exchange contract is determined based on the fair value of similar contracts with similar terms and remaining maturities. The Company maintains the majority of its cash and cash equivalent balances with one financial institution who invests the funds in U.S. Treasury Bills of terms not to exceed 90 days.

The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The Company’s revenues are primarily derived from customers in the electronics and alternative energy manufacturing industries who are not required to provide collateral for amounts owed to the Company. The Company’s customers are dispersed over a wide-geographic area and are subject to periodic review under the Company’s credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One customer represented 8% and another 7% of revenue in 2007, 6% of revenue in 2006 and 9% of revenue in 2005. As of December 31, 2007, there was one customer that individually accounted for 18% of accounts receivable. As of December 31, 2006, there was one customer that individually accounted for 15% and one customer that accounted for 10% of accounts receivable.

(6)	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$(275)	$3,588	$620
Foreign	2,930	5,823	4,100

Total	$2,655	$9,411	$4,720

For the years ended December 31, 2007, 2006 and 2005, the Company’s provision for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2007
Current	$383	$—	$324	$706
Deferred	—	—	—	—

	$383	$—	$324	$706

December 31, 2006
Current	$174	$—	$221	$395
Deferred	(206)	—	—	(206)

	$(32)	$—	$221	$189

December 31, 2005
Current	$59	$—	$151	$210
Deferred	—	—	—	—
Tax account adjustment	(109)	—	—	(109)

	$(50)	$—	$151	$101

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Provision (benefit) at statutory rate	$902	$3,200	$1,605
State and foreign income taxes, net of federal benefit	(405)	(1,442)	(1,098)
Valuation allowance	41	(1,356)	(426)
Non-deductible and other	168	(213)	20

Net provision	$706	$189	$101

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (as percentages):

	Percent Tax (Benefit)
	Years Ended December 31,
	2007	2006	2005
	%	%	%
Provision (benefit) at statutory rate	34.0	34.0	34.0
State and foreign income taxes, net of federal benefit	(15.3)	(15.3)	(23.3)
Valuation allowance	1.6	(14.4)	(9.0)
Non-deductible and other	6.3	(2.3)	0.4

Total provision	26.6	2.0	2.1

The components of the deferred tax assets at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Depreciation	$162	$129
Inventory reserves	197	206
Deferred compensation	—	114
Accruals and other	855	867
Intangible assets	156	156
Federal net operating loss carry forwards	2,170	2,061
State net operating loss carry forwards	502	506
Federal tax credit carry forwards	593	555

Total deferred tax assets	4,635	4,594
Valuation allowance	(4,429)	(4,388)

Net deferred taxes	$206	$206

The Company has federal and state net operating loss carry forwards of approximately $6,135,000 that expire between 2008 and 2023. The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income to use the deductions underlying the assets. After an assessment of all available evidence, including historical and projected operating trends, the company recorded a valuation allowance to offset the majority of the Company’s deferred tax assets due to the uncertainty surrounding their realization. Valuation allowances related to Alternative Minimum Tax (AMT) were reversed as these credits have an indefinite life.

(7)	EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $261,000, $668,000 and $825,000 was expensed in 2007, 2006 and 2005, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $184,000, $194,000 and $153,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	STOCK OPTION AND PURCHASE PLANS

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $744,000 and $365,000 for the year ended December 31, 2007 and 2006, respectively.

The application of SFAS 123R had the following effect on the reported amounts for the years ended December 31, 2007 and December 31, 1006 relative to amounts that would have been reported using the intrinsic value method under previous accounting treatment:

	December 31, 2007			December 31, 2006
123R Effect on Reported Income:	Previous	123R Adj	As Reported	Previous	123R Adj	As Reported
Operating Income	3,403	684	2,719	9,881	350	9,531
Earnings Before Income Taxes	3,338	684	2,654	9,761	350	9,411
Net Income	2,564	616	1,948	9,565	343	9,222

Basic Earnings Per Share	$0.28	$0.07	$0.21	$1.05	$0.04	$1.01
Diluted Earnings Per Share	$0.27	$0.07	$0.20	$1.01	$0.03	$0.98

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We used the following assumptions for options issued during the years ended December 31, 2007 and December 31, 2006 respectively:

	Twelve Months Ended
Calculation of Fair Values—Assumptions Used:	Dec. 31, 2007	Dec 31, 2006
Expected Volatility	65%	60%
Expected Life	5	5
Risk-Free Interest Rate	4.79%	4.96%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

Year Ended December 31, 2005
(in thousands, except per share data)
Net income:
As reported	$4,619
Pro forma	$4,164
Income per basic share
As reported	$0.62
Pro forma	$0.56
Income per diluted share
As reported	$0.60
Pro forma	$0.54

Pro forma compensation costs were estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in 2005; a dividend yield rate of 0 for the year; expected life of 7.0 years; expected volatility of 60.15%; and risk free interest rate of 4.15%. The weighted average fair value of options granted during 2005 was $3.13.

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

Shares available for future stock option grants, pursuant to these plans, were 462,989 at December 31, 2007, 766,801 at December 31, 2006, and 961,839 at December 31, 2005.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	588,237	$6.66	525,378	$2.99	729,139	$4.43
Granted	312,450	12.10	210,000	13.34	168,420	3.13
Exercised	(135,584)	2.56	(132,179)	2.91	(311,922)	5.87
Forfeited	(8,638)	10.23	(14,962)	2.89	(60,259)	5.97

Outstanding at end of year	756,466	$9.63	588,237	$6.66	525,378	$2.99

Options exercisable at end of year	212,391	$5.90	219,887	$2.87	225,552	$2.85

At December 31, 2007, the outstanding options have exercise prices ranging from $1.86 to $16.70 and a weighted average remaining contractual life of 4.9 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was $1,458,809. The intrinsic value of unexercised vested options for the year ended December 31, 2007 was $1,576,929.

The following table summarizes information for options outstanding and exercisable at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
1.86 to 2.00	36,615	5.94	1.88	36,615	$1.88
2.53 to 3.60	174,899	4.85	3.20	98,499	3.33
4.14 to 5.55	25,052	4.34	5.15	19,302	5.15
6.01 to 9.09	3,750	2.20	8.27	3,750	8.27
9.375 to 12.61	280,180	4.86	11.93	2,580	12.14
12.83 to 16.70	235,970	4.76	13.37	51,645	13.43

	756,466	$4.85	$9.63	212,391	$5.90

As of December 31, 2007, there was $2,362,360 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 3 years. The total fair value of shares vested during the year ended December 31, 2007 was $528,412.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2007 and December 31, 2006, is presented below:

	December 31, 2007		December 31, 2006
2007 Nonvested Activity:	Shares	Weighted Fair Value	Shares	Weighted Fair Value
Balance—Beginning	368,350	$4.96	299,826	$1.89
Granted	312,450	$7.95	210,000	$7.24
Vested	(128,087)	$4.13	(126,514)	$1.79
Forfeited	(8,638)	$14.50	(14,962)	$1.78

Nonvested	544,075	$6.33	368,350	$4.96

During 2005, the Company granted 20,000 shares of restricted stock to various employees. The fair value of the shares at the date of the grant was $60,000. This stock vests over a four-year term. The Company has recorded a compensation charge of $15,000, $15,000 and $11,250 in 2007, 2006 and 2005, respectively, related to this grant. There were no restricted stock grants in 2007. As of December 31, 2007, there was $18,750 of unrecognized compensation costs related to restricted stock grants. These grants have a remaining life of 1.2 years.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2007 and December 31, 2006, is presented below:

	December 31, 2007		December 31, 2006
2007 Nonvested Restricted Stock:	Shares	Weighted Grant-Date Fair Value	Shares	Weighted Grant-Date Fair Value
Balance—Beginning	10,000	$3.00	15,000	$3.00
Granted	0	$—	0	$—
Vested	(5,000)	$3.00	(5,000)	$3.00
Forfeited	0	$—	0	$—

Nonvested	5,000	$3.00	10,000	$3.00

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 76,603 remain available at December 31, 2007. During 2007, a total of 8,642 shares were purchased at prices ranging from $8.33 to $11.322 per share.

(9)    RELATED PARTY TRANSACTIONS

During 2005, transactions were made between the Company and certain related parties. The Company had related party transactions with respect to the purchase of certain software development and components from a company, which is partially owned by one of the Company’s employees. The amount of contract software and hardware purchased from this party was $577,000 in 2005. As of December 31, 2005, the related party was no longer employed by the Company.

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

c.    Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of December 31, 2007 and 2006 was approximately $9,267,0000 and $9,422,000, respectively, based on a discounted cash flow analysis, using the prevailing cost of capital for the Company as of each date. The interest rates used in the calculation were 6.84% and 7.60% for 2007 and 2006, respectively.

d.    Foreign Currency Derivative Transactions—During the year ended December 31, 2007, the company began to manage its foreign exchange risk through the use of derivative financial instruments. These financial instruments serve to protect cash flow against the impact of the translation into Chinese RMB of foreign exchange denominated transactions. As of December 31, 2007, the company had a 90-day forward currency contract denominated in U.S. dollars with a notional value of $12.0 million. At December 31, 2007, the fair market value of the outstanding forward exchange contract was approximately $31,000, which was recorded as a foreign exchange gain on the Company’s operating statement.

(11)    SEGMENT REPORTING

Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

The thermal processing capital equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, power generation, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the thermal process equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment’s customers are multinational original equipment manufacturers and contract manufacturing companies.

(12)    EXECUTIVE RETIREMENT

Executive Retirement

After returning from retirement to his former duties as the Company’s President and Chief Executive Officer, Mr. Paul J. van der Wansem, in 2005, entered into an agreement with the Company which settled the method and timing of payment for the outstanding compensation of $561,000 due Mr. van der Wansem by the Company under the consulting service provisions of his executive retirement agreement of 2002. The execution of this settlement cancels all the Company’s obligations under the consulting portion of the executive retirement

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. In the 2005 contract, the agreed method of payment and timing was set at half of the value to be paid immediately in the form of the Company’s common stock at market value with the remaining half to be paid no later than June 2007. The second half of the amount due under the 2005 agreement was paid in 2007.

(13) ACQUISITIONS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 14, 2008

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded as of the end of the period covered by this Annual Report on Form 10-K that our disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, had identified no material weaknesses in the Company’s internal control over financial reporting. As a result, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 and has issued their report which is included herein.

3. Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2007, the following changes in the Company’s internal control over financial reporting have been implemented.

•	The accounting department has been reorganized enhancing segregation of duties.

•	Two additional employees were added to allow transactional processing and account balance review to be separated.

•	Formal account reconciliation preparation and review by appropriate personal has been instituted.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and information relating to equity compensation plan information is included under the caption “Equity Plan Compensation Information” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with related persons during 2007. Information relating to director independence is included under the caption “Election of Directors” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2008 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”), the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2003 Form 10-K (“2003 10-K”), the annual report as reported on the 2004 Form 10K (“2004 10-K”), the annual report as reported on the 2005 Form 10K (“2005 10-K”), the quarterly report as reported on the 6-28-98 Form 10-Q (“6-28-98 10-Q”), the quarterly report as reported on the 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on the 6-1-07 Form 10-Q (“6-1-07 10-Q”) or the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”). All exhibits incorporated by reference from the Company’s proxy statements or annual, quarterly or current reports are from File number 000-17297.

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q

3.2 By-Laws.	3.2	33-24882

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate.	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan.	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Executive Retirement Agreement	10.8	2002 10-K

* 10.9 2003 Equity Incentive Plan	10.9	2003 Proxy

* 10.10 Employment contract between the Company and Paul J. van der Wansem	10.10	2005 10-K

* 10.11 Officers’ Retention Agreement	10.11	2005 10-K

10.12 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.12	1994 10-K

10.13 Mortgage note with Salem Five dated December 23, 2003	10.13	2003 10-K

10.14 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.14	6-1-07 10-Q

	Exhibit	SEC Docket

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of Vitale, Caturano & Company Ltd.	23.1	**

EXHIBIT 31. CERTIFICATIONS
31.1 Certification	31.1	**
31.2 Certification	31.2	**
32.1 Section 906 Certification	32.1	**
32.2 Section 906 Certification	32.2	**

* designates management contracts or compensatory plans or agreements

** filed herewith

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2007

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance At End of Period
Allowance for doubtful
Accounts	$224	$—	$—	$(23)	$201

For the Year Ended December 31, 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful
Accounts	$388	$—	$—	$(164)	$224

For the Year Ended December 31, 2005

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful
Accounts	$172	$216	$—	$—	$388

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTU INTERNATIONAL, INC.

Date: March 17, 2008

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 17, 2008

By:	/S/ THOMAS P. KEALY
Thomas P. Kealy, Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)

Date: March 17, 2008

By:	/S/ DR. JEFFREY CHUAN CHU
Dr. Jeffrey Chuan Chu, Director

Date: March 17, 2008

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 17, 2008

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 17, 2008

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 17, 2008

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”), the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2003 Form 10-K (“2003 10-K”), the annual report as reported on the 2004 Form 10K (“2004 10-K”), the annual report as reported on the 2005 Form 10K (“2005 10-K”), the quarterly report as reported on the 6-28-98 Form 10-Q (“6-28-98 10-Q”), the quarterly report as reported on the 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on the 6-1-07 Form 10-Q (“6-1-07 10-Q”) or the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”). All exhibits incorporated by reference from the Company’s proxy statements or annual, quarterly or current reports are from File number 000-17297.

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q

3.2 By-Laws.	3.2	33-24882

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate.	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan.	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Executive Retirement Agreement	10.8	2002 10-K

* 10.9 2003 Equity Incentive Plan	10.9	2003 Proxy

* 10.10 Employment contract between the Company and Paul J. van der Wansem	10.10	2005 10-K

* 10.11 Officers’ Retention Agreement	10.11	2005 10-K

10.12 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.12	1994 10-K

10.13 Mortgage note with Salem Five dated December 23, 2003	10.13	2003 10-K

10.14 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.14	6-1-07 10-Q

	Exhibit	SEC Docket

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of Vitale, Caturano & Company Ltd.	23.1	**

EXHIBIT 31. CERTIFICATIONS
31.1 Certification	31.1	**
31.2 Certification	31.2	**
32.1 Section 906 Certification	32.1	**
32.2 Section 906 Certification	32.2	**

* designates management contracts or compensatory plans or agreements

** filed herewith