Form 10-Q
period 2008-03-30
BTU INTERNATIONAL INC
filed 2008-05-09
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of May 7, 2008: 9,361,815 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	3
Unaudited Condensed Consolidated Statements of Cash Flows	4-5
Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16-17

PART II. OTHER INFORMATION

Item 1A. Risk Factors	17

Item 5. Exhibits

Signatures	17
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$26,673	$25,065
Accounts receivable, net	20,451	18,832
Inventories, net	17,167	16,891
Other current assets	1,273	787

Total current assets	65,564	61,575

Property, plant and equipment, net	5,634	5,536
Other assets, net	2,165	2,401

Total assets	$73,363	$69,512

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$281	$277
Accounts payable	6,803	5,645
Other current liabilities	6,661	5,088

Total current liabilities	13,745	11,010
Long-term debt, less current portion	9,199	9,267
Other long-term liabilities	300	300

Total liabilities	23,244	20,577

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,509,593 shares issued and 9,360,583 shares outstanding at March 30, 2008 and 10,502,311 shares issued and 9,353,301 shares outstanding at December 31, 2007	105	105
Additional paid in capital	44,297	44,046
Retained earnings	7,913	7,814
Treasury stock, at cost, 1,149,010 shares at March 30, 2008 and December 31, 2007	(4,177)	(4,177)
Accumulated other comprehensive income	1,981	1,147

Total stockholders’ equity	50,119	48,935

Total liabilities and stockholders’ equity	$73,363	$69,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$16,619	$15,164
Costs of goods sold	9,996	8,600

Gross profit	6,623	6,564
Operating expenses:
Selling, general and administrative	4,912	4,543
Research, development and engineering	1,603	1,371

Operating income	108	650
Interest income	100	266
Interest expense	(180)	(166)
Foreign exchange gain (loss)	124	(122)
Other income	—	106

Income before provision for income taxes	152	734
Provision for income taxes	(53)	(75)

Net income	$99	$659

Income per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted average number of shares outstanding:
Basic shares	9,355,316	9,218,358
Effect of dilutive options	164,350	194,142

Diluted shares	9,519,666	9,412,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 30, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Other Accumulated Comprehensive Income
	# of shares	$			# of shares	$		Total
Balance at December 31, 2007	10,502	$105	$44,046	$7,814	1,149	$(4,177)	$1,147	$48,935
Net income	—	—	—	99	—	—	—	99
Exercise of stock options	8	—	21	—	—	—	—	21
Stock-based compensation	—	—	230	—	—	—	—	230
Translation adjustment	—	—	—	—	—	—	834	834

Balance at March 30, 2008	10,510	$105	$44,297	$7,913	1,149	$(4,177)	$1,981	$50,119

Three Months Ended March 30, 2008
Comprehensive income is calculated as follows:
Net income	$99
Other comprehensive income
Foreign currency translation adjustment	834

Comprehensive income	$933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2008 AND APRIL 1, 2007

(in thousands)

(unaudited)

	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$99	$659
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	428	341
Provision for bad debt	24	(32)
Provision for inventory	(97)	36
Stock-based compensation	230	128
Gain on foreign currency hedge	(364)	—
Net change in operating assets and liabilities:
Accounts receivable	(1,431)	1,610
Inventories	32	1,268
Other current assets	—	463
Other assets	(31)	58
Customer deposits	136	642
Accounts payable	996	(833)
Accrued expenses	1,463	(1,489)

Net cash provided by operating activities	1,485	2,851

Cash flows from investing activities:
Purchases of property, plant and equipment	(374)	(506)
Settlement of forward hedge contract	60	—

Net cash used in investing activities	(314)	(506)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(64)	(62)
Proceeds from the exercise of stock options	21	189

Net cash provided by (used in) financing activities	(43)	127

Effects of exchange rates on cash	480	114

Net increase in cash and cash equivalents	1,608	2,586
Cash and cash equivalents, beginning of period	25,065	25,100

Cash and cash equivalents, end of period	$26,673	$27,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 30, 2008 AND APRIL 1, 2007

(in thousands)

(unaudited)

	March 30, 2008	April 1, 2007
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$76	$(111)
Income taxes	17	57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2007 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of March 30, 2008 and the related condensed consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 30, 2008 are unaudited. The condensed consolidated statements of operations and of cash flows for the three months ended March 30, 2008 and April 1, 2007 are also unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2007, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Inventories (in thousands):

	March 30, 2008	December 31, 2007
Raw materials and manufactured components	$10,396	$11,439
Work-in-process	5,196	3,718
Finished goods	1,575	1,734

	$17,167	$16,891

(3) Debt

Long-Term Debt at March 30, 2008 and December 31, 2007 consisted of (in thousands):

	March 30, 2008	December 31, 2007
Mortgage note payable, interest rate of 6.84%	$9,475	$9,538
Capital lease obligations, interest rate of 6.75%	5	6

	9,480	9,544
Less - current maturities	281	277

	$9,199	$9,267

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at March 30, 2008 of approximately $9.5 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 30, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

(4) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 658,445 and 148,921 for the three months ended March 30, 2008 and April 1, 2007, respectively. The Company has elected to adopt the Alternative Transition method provided by the FASB Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation expense pursuant to Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R).

(5) Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (SFAS 123R). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company’s stock option compensation expense was $230,000 and $128,000 for the three months ended March 30, 2008 and April 1, 2007, respectively.

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

	Three Months Ended
	30-Mar-08	1-Apr-07
Calculation of Fair Values - Assumptions Used:
Expected Volatility	63.83%	60.00%
Expected Life - Years	4.50 to 4.75	3.00
Risk-Free Interest Rate	2.08% to 2.62%	4.54%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the three months ended March 30, 2008:

2008 Option Activity:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2007	756,466	$6.66
Granted	150,695	$10.04
Exercised	(8,191)	$2.23
Forfeited	(8,463)	$12.22

Outstanding at March 30, 2008	890,507	$9.74	5.15	$1,310,416
Exercisable at March 30, 2008	242,987	$5.61	3.34	$1,052,889

The weighted-average grant-date fair value of options granted during the three month period ended March 30, 2008 and April 1, 2007 was $5.32 and $4.38, respectively. The fair value of options exercised during the three month period ended March 30, 2008 and April 1, 2007 was $10,011 and $669,009, respectively.

As of March 30, 2008, there was $2,784,459 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three-month period ended March 30, 2008 was $84,425.

On March 18, 2008, the Compensation Committee of the Board of Directors adopted a 2008 Key Employee Incentive Compensation Plan (the “Plan”). Approximately 20 key employees, including all of the Company’s executive officers, will participate in the Plan. Participants are eligible to earn a 2008 bonus equal to a percentage of their annual base salary ranging from 10% to 80%. The achievement of the bonus will be based solely on meeting targets in two performance measures: 1) net income per share, before tax, from continuing operations and 2) bookings and revenue for solar equipment. Any bonus earned under the Plan will be paid in the form of stock options issued under the Company’s 2003 Equity Incentive Plan. An initial option representing one-half of the maximum will be awarded currently, but the number of shares subject to the options will be reduced if the Company’s aggregate performance against the targets for 2008 is less then 100%. If aggregate performance exceeds 100%, participants will be entitled to an additional option award in 2009. In addition to the performance vesting, the options will be subject to time-based vesting requirements as set forth in the Plan.

As of March 30, 2008, there was $15,000 of unrecognized compensation costs related to restricted stock grants which were issued in a prior year. These grants have a remaining life of one year.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 30, 2008, there was $1,371,024 of revenue recognized using the percentage of completion method. For the three months ended April 1, 2007, there was $0 of revenue recognized using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with the Emerging Issues Task Force (EITF) Issue 00-10 “Accounting for Shipping and Handling Fees and Cost”. Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

(7) Fair Value Disclosures

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 30, 2008 the Company held a non-deliverable forward hedge foreign currency contract. At December 31, 2007, the Company held a forward hedge contract which had been marked-to-market and carried in other current assets at $34 thousand, and an unrealized gain of $34 thousand was recorded in 2007. That contract expired in January 2008, during which time the decline of the US dollar against the Chinese RMB generated a further gain in 2008 of $30 thousand. A new contract was entered into in January of 2008 which generated an additional gain of $334 thousand in the first quarter of 2008. Of the total gain recognized related to this currency hedge of $364 thousand in the first quarter of 2008, $334 thousand was unrealized as of March 30, 2008.

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets Measured at Fair Value on a Recurring Basis at March 30, 2008

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 30, 2008
Derivative financial instruments	$—	$334	$—	$334

*	Included in “Other current assets” in the accompanying consolidated balance sheet.

The market value of the non-deliverable forward hedge contract is determined by reference to widely published exchange rates, thus is established using Level II criteria.

Currently, the Company uses non-deliverable forward hedge contracts to manage its foreign currency risk with respect to the Chinese RMB. The valuation of these instruments is determined using widely published foreign exchange rates. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting accounts. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company has not elected to measure any assets or liabilities not otherwise required to be measured at fair value. The adoption of SFAS No. 159 did not have a material impact on its financial condition or results of operations.

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended March 30, 2008 (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Beginning balance, December 31, 2007	$638	$748
Plus: accruals related to new sales	216	201
Less: warranty claims incurred	(189)	(140)
Less: reversal of excess requirements	(86)	—

Ending balance, March 30, 2008	$579	$809

(9) Recent Accounting Pronouncements

BTU INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In February 2008, the FASB issued FASB Staff Position on Statement 157 “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a significant impact on our financial statements.

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

(10) Segment Reporting

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

Long-lived assets by geographic location are as follows (in thousands):

	March 30, 2008	December 31, 2007
North America	$6,977	$7,176
Asia Pacific	822	761

	$7,799	$7,937

(11)	Subsequent Events:

None

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended				Percent change
	March 30, 2008		April 1, 2007
	$ thousands	% of revenues	$ thousands	% of revenues
Net sales	$16,619	100.0%	$15,164	100.0%	9.6%
Cost of goods sold	9,996	60.1%	8,600	56.7%	16.2%

Gross profit	6,623	39.9%	6,564	43.3%	0.9%

Selling, general and administrative expenses	4,912	29.6%	4,543	30.0%	8.1%
Research, development and engineering	1,603	9.6%	1,371	9.0%	16.9%

Operating income	108	0.7%	650	4.3%	(83.4)%
Income before provision for income taxes	152	0.9%	734	4.8%	(79.3)%

Net income	$99	0.6%	$659	4.3%	(85.0)%

Net Sales . Despite a decline in sales in the Company’s electronic markets, net sales increased $1.5 million, or 10% in the first quarter of 2008 compared to the same period in 2007 due to increased demand for our products designed for the alternative energy markets.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and percents of net sales.

	Three Months Ended
	March 30, 2008		April 1, 2007
	$	% of revenues	$	% of revenues
United States	$4,044	24.3%	$2,566	16.9%
Europe, Near East	3,496	21.0%	3,166	20.9%
Asia Pacific	8,572	51.6%	7,989	52.7%
Other Americas	507	3.1%	1,443	9.5%

	$16,619		$15,164

Revenue growth in the first quarter of 2008 was significantly higher in the United States compared to the same period of the prior year. Revenues in the United States increased as compared to the prior year first quarter, driven primarily by increased product sales into the alternative energy markets.

Gross Profit . The decrease in the gross profit percentage for the first three months of 2008 versus the same periods in 2007, from 43.3% to 39.9%, was due primarily to under-absorbed manufacturing overhead at our Billerica facility.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the first quarter of 2008 versus the same period in 2007 is reflective of the Company’s expansion in the alternative energy markets for both staffing and product-line expenses.

Research, Development and Engineering. In the first three months of 2008 the Company has increased its spending on RD&E versus the same period in 2007 primarily for its development efforts towards new products for our alternative energy markets.

Operating Income. The decrease in operating income was the result of lower gross margin percentages in the first quarter of 2008 compared to the comparable period of 2007, as well as increases in selling, general and administrative costs and research, development, and engineering costs, as described above.

Foreign Exchange (loss). The $0.1 million foreign exchange gain for the quarter ending March 30, 2008 is due to $0.3 million in foreign currency transaction losses offset by $0.4 million in gains on foreign currency hedges in the quarter.

Income Taxes. We estimated our annual tax rate and recorded the resulting provision. The Company has federal and state net operating loss carry forwards of approximately $6 million. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2008, the Company had $26.7 million in cash and cash equivalents.

During the three months ended March 30, 2008, the Company generated net cash resources of approximately $1.5 million from operating activities. This source of cash was primarily the result of an increase in accounts payable and accrued expenses of $2.5 million, net profit of $0.1 million, non-cash stock-based compensation of $0.2 million, depreciation and amortization of $0.4 million, and was offset by an increase in accounts receivable of $1.4 million, and an unrealized gain on a foreign currency hedge of $0.4 million.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at March 30, 2008 of approximately $9.5 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, in which the Company is in full compliance. At March 30, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

As of March 30, 2008, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2008.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars and that the Company has a substantial manufacturing presence in China, with sales into the PRC primarily in U.S. dollars, should the US dollar continue to decline in relation to the Chinese RMB the Company’s financial results will continue to be adversely affected.

The impact of inflation in the first quarter of 2008 had no material impact on our business and financial results vs. costs in the fourth quarter of 2007.

FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of the sufficiency of capital resources through 2008 is a forward-looking statement. Such statements are made pursuant to the “safe harbor” provisions under the securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the cyclicality of our business; our shift of manufacturing to China; a failure to maintain cost reductions; risks related to sales to the energy generation market; a failure to increase sales across our industries; a failure to effectively develop and market our products; changes in the economic, political, legal and business environments in the countries in which we operate; a failure of our business systems; the time and costs related to complying with the requirements of the Sarbanes-Oxley Act; and the loss of key personnel. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 30, 2008, we do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 30, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded as of March 30, 2008 that our disclosure controls and procedures were effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, had identified no material weaknesses in the Company’s internal control over financial reporting. As a result, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management believes that the consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Vitale, Caturano & Company, Ltd. (VCC), our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 and has issued their report which is included in the 2007 Annual Report on Form 10-K.

3. Changes in Internal Control over Financial Reporting

PART II. OTHER INFORMATION

Effective January 1, 2008, the Company, at its Billerica, Massachusetts headquarters, moved most accounting processes to a new enterprise reporting programming environment. Many of the financial processes and procedures related to producing financial statements and disclosures prior to that date have changed as a result. Management is engaged in re-documenting these processes and developing testing procedures to be able to demonstrate the effectiveness of the new controls as required by the Sarbanes-Oxley Act of 2002.

Item 1A.	RISK FACTORS

Risk factors are disclosed in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended March 30, 2008, there were no material changes to the risk factors for the business.

Item 5.	EXHIBITS

(a)	Exhibits

Exhibit 31.1	- Section 302 Certification

Exhibit 31.2	- Section 302 Certification

Exhibit 32.1	- Section 906 Certification

Exhibit 32.2	- Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: May 9, 2008	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: May 9, 2008	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)