Form 10-Q
period 2008-06-29
BTU INTERNATIONAL INC
filed 2008-08-08
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of August 6, 2008: 9,388,311 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 29, 2008	December 31, 2007
Assets

Current assets
Cash and cash equivalents	$27,589	$25,065
Accounts receivable, net	19,841	18,832
Inventories, net	18,263	16,891
Other current assets	1,116	787

Total current assets	66,809	61,575

Property, plant and equipment, net	5,955	5,536

Other assets, net	2,148	2,401

Total assets	$74,912	$69,512

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$284	$277
Accounts payable	7,451	5,645
Other current liabilities	6,873	5,088

Total current liabilities	14,608	11,010

Long-term debt, less current portion	9,127	9,267

Other long-term liabilities	—	300

Total liabilities	23,735	20,577

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,537,321 shares issued and 9,388,311 shares outstanding at June 29, 2008 and 10,502,311 shares issued and 9,353,301 shares outstanding at December 31, 2007	105	105
Additional paid in capital	44,728	44,046
Retained earnings	8,201	7,814
Treasury stock, at cost, 1,149,010 shares at June 29, 2008 and December 31, 2007	(4,177)	(4,177)
Accumulated other comprehensive income	2,320	1,147

Total stockholders’ equity	51,177	48,935

Total liabilities and stockholders’ equity	$74,912	$69,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$20,384	$13,770	$37,003	$28,934
Costs of goods sold	11,064	7,833	21,060	16,434

Gross profit	9,320	5,937	15,943	12,500

Operating expenses:
Selling, general and administrative	6,401	4,121	11,313	8,665
Research, development and engineering	1,787	1,524	3,390	2,895

Operating income	1,132	292	1,240	940

Interest income	78	245	178	512
Interest expense	(174)	(120)	(354)	(286)
Foreign exchange loss	(395)	(194)	(271)	(315)
Other income, net	—	4	—	110

Income before provision for income taxes	641	227	793	961

Provision for income taxes	353	21	406	96

Net income	$288	$206	$387	$865

Income per share:
Basic	$0.03	$0.02	$0.04	$0.09
Diluted	$0.03	$0.02	$0.04	$0.09

Weighted average number of shares outstanding:
Basic shares	9,375,097	9,275,349	9,365,175	9,218,358
Effect of dilutive options	149,559	171,618	158,193	167,316

Diluted shares	9,524,656	9,446,967	9,523,368	9,385,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 29, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	# of shares	$	Capital	Earnings	# of shares	$	Income	Total
Balance at December 31, 2007	10,502	$105	$44,046	$7,814	1,149	$(4,177)	$1,147	$48,935
Net income	—	—	—	387	—	—	—	387
Exercise of stock options	30	—	93	—	—	—	—	93
Issuance of stock under ESPP	5	—	46	—	—	—	—	46
Stock-based compensation	—	—	543	—	—	—	—	543
Translation adjustment	—	—	—	—	—	—	1,173	1,173

Balance at June 29, 2008	10,537	$105	$44,728	$8,201	1,149	$(4,177)	$2,320	$51,177

	Three Months Ended	Six Months Ended
	June 29, 2008
Comprehensive income is calculated as follows:
Net income	$288	$387
Other comprehensive gain
Foreign currency translation adjustment	339	1,173

Comprehensive income	$627	$1,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2008 AND JULY 1, 2007

(in thousands)

(unaudited)

	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$387	$865
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	609	449
Amortization	261	242
Provision (recovery) for bad debt	34	(24)
Provision for inventory obsolescense	(69)	(47)
Stock-based compensation	543	284
Gain on foreign currency forward contract	(115)	—
Net change in operating assets and liabilities:
Accounts receivable	(702)	489
Inventories	(983)	1,350
Other current assets	(283)	(101)
Other assets	19	193
Accounts payable and other current liabilities	3,173	(1,871)

Net cash provided by operating activities	2,874	1,829

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(990)	(883)
Settlement of foreign currency forward contract	60	—

Net cash used in investing activities	(930)	(883)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(132)	(151)
Proceeds from the exercise of stock options	93	328

Net cash provided by (used in) financing activities	(39)	177

Effects of exchange rates on cash	619	113

Net increase in cash and cash equivalents	2,524	1,236
Cash and cash equivalents, beginning of period	25,065	25,100

Cash and cash equivalents, end of period	$27,589	$26,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JUNE 29, 2008 AND JULY 1, 2007

(in thousands)

(unaudited)

	June 29, 2008	July 1, 2007
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$76	$(156)
Income taxes	17	57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2007 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of June 29, 2008 and the related condensed consolidated statements of operations and comprehensive income for the three and six months ended June 29, 2008 are unaudited. The condensed consolidated statements of cash flows and statement of stockholders’ equity for the six months ended June 29, 2008 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2007, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(3) Inventories

	June 29, 2008	December 31, 2007
	(in thousands)
Raw materials and manufactured components	$9,943	$11,439
Work-in-process	5,821	3,718
Finished goods	2,499	1,734

	$18,263	$16,891

(4) Debt

Long-Term Debt at June 29, 2008 and December 31, 2007 consisted of (in thousands):

	June 29, 2008	December 31, 2007
Mortgage note payable, interest rate of 6.84%	$9,407	$9,538
Capital lease obligations, interest rate of 6.75%	4	6

	9,411	9,544
Less - current maturities	284	277

	$9,127	$9,267

On March 30, 2006, we entered into a new mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at June 29, 2008 of approximately $9.4 million.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 29, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

(5) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 338,838 and 365,931 for the three and six months ended June 29, 2008 and 222,602 and 304,759 for the three and six months ended July 1, 2007, respectively. The Company has elected to adopt the Alternative Transition method provided by the FASB Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).

(6) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $306,283 and $536,183 respectively, for the three and six months ended June 29, 2008 and $152,489 and $284,782 for the three and six months ended July 1, 2007. These amounts do not include expense related to restricted stock awards.

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

	Three Months Ended
	29-Jun-08	1-Jul-07
Calculation of Fair Values - Assumptions Used:
Expected Volatility	66.46%	65.00%
Expected Life	4.75	5.00
Risk-Free Interest Rate	2.81%	4.79%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the six months ended June 29, 2008:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2007	756,466	$6.66
Granted	446,295	$10.06
Exercised	(30,015)	$3.39
Forfeited	(8,463)	$12.22

Outstanding at June 29, 2008	1,164,283	$9.94	5.12	$2,781,888
Exercisable at June 29, 2008	187,426	$6.34	4.98	$1,118,635

The weighted-average grant-date fair value of options granted during the six month period ended June 29, 2008 and July 1, 2007 was $5.55 and $6.00, respectively. The fair value of options exercised during the six month period ended June 29, 2008 and July 1, 2007 was $59,552 and $1,351,416, respectively.

As of June 29, 2008, there was $3,830,120 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the six month period ended June 29, 2008 was $946,345.

On March 18, 2008, the Compensation Committee of the Board of Directors adopted a 2008 Key Employee Incentive Compensation Plan (the “Plan”). Approximately 20 key employees, including all of the Company’s executive officers, will participate in the Plan. Participants are eligible to earn a 2008 bonus equal to a percentage of their annual base salary ranging from 10% to 80%. The achievement of the bonus will be based solely on meeting targets in two performance measures: 1) net income per share, before tax, from continuing operations and 2) bookings and revenue for solar equipment. Any bonus earned under the Plan will be paid in the form of stock options issued under the Company’s 2003 Equity Incentive Plan. An initial option representing one-half of the maximum will be awarded currently, but the number of shares subject to the options will be reduced if the Company’s aggregate performance against the targets for 2008 is less than 100%. If aggregate performance exceeds 100%, participants will be entitled to an additional option award in 2009. In addition to the performance vesting, the options will be subject to time-based vesting requirements as set forth in the Plan.

As of June 29, 2008, there was $11,250 of unrecognized compensation costs related to restricted stock grants which were issued in a prior year. These grants have a remaining life of less than one year.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Revenue Recognition

For the three and six months ended June 29, 2008, there was $1,371,024 and $2,551,225, respectively, of revenue recognized using the percentage of completion method. For the three and six months ended July 1, 2007, there was $103,129 and $103,129, respectively, of revenue recognized using the percentage of completion method.

(8) Fair Value Disclosures

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

Assets Measured at Fair Value on a Recurring Basis at June 29, 2008

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 29, 2008
Derivative financial instruments	$—	$85	$—	$85

Included in “Other current assets” in the accompanying consolidated balance sheet. The market value of the non-deliverable foreign currency forward contract is determined by reference to widely published exchange rates, thus is established using Level II criteria.

In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.

As of June 29, 2008 the Company held a non-deliverable foreign currency forward contract. At December 31, 2007, the Company held a foreign currency contract which had been marked-to-market and carried in other current assets at $34 thousand, and an unrealized gain of $34 thousand was recorded to other income in 2007. That contract expired in January 2008, during which time the decline of the US dollar against the Chinese RMB generated a further gain in 2008 of $29 thousand. A new contract was entered into in January 2008 which generated an additional gain of $334 thousand in the first quarter of 2008. During the second quarter of 2008, the value of the Chinese RMB declined relative to the US dollar, generating a loss of $249 thousand on this contract. Of the total gain of $115 thousand recognized related to these foreign currency forward contracts in the first half of 2008, $85 thousand was unrealized as of June 29, 2008.

(9) Product Warranty Costs

The Company provides standard warranty coverage for parts and labor for 12 months and special extended material-only coverage on certain other products. The Company estimates and records an accrual for anticipated warranty claims based on revenue. The accrual for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the six months ended June 29, 2008 (in thousands):

Six Months Ended June 29, 2008
Beginning balance, December 31, 2007	$638
Plus: accruals related to new sales	242
Less: warranty claims incurred	(298)

Ending balance, June 29, 2008	$582

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the provision for income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS 161 will require companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS 161 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company. The principles of SFAS 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS 161 will be effective at the beginning of its 2009 fiscal year. Management is currently evaluating the impact of adopting SFAS 161 on the Company’s financial statements.

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Tangible Long-lived assets by geographic location are as follows (in thousands):

	June 29, 2008	December 31, 2007
North America	$5,087	$5,002
Asia Pacific	868	534

	$5,955	$5,536

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended				Percent change
	June 29, 2008		July 1, 2007
	($ in thousands)
		% of net sales		% of net sales
Net sales	$20,384	100.0%	$13,770	100.0%	48.0%
Cost of goods sold	11,064	54.3%	7,833	56.9%	41.2%

Gross profit	9,320	45.7%	5,937	43.1%	57.0%

Selling, general and administrative expenses	6,401	31.4%	4,121	29.9%	55.3%
Research, development and engineering expenses	1,787	8.8%	1,524	11.1%	17.3%

Operating income	1,132	5.6%	292	2.1%	287.7%

Income before provision for income taxes	641	3.1%	227	1.6%	182.4%

Net income	$288	1.4%	$206	1.5%	39.8%

	Six Months Ended				Percent change
	June 29, 2008		July 1, 2007
	($ in thousands)
		% of net sales		% of net sales
Net sales	$37,003	100.0%	$28,934	100.0%	27.9%
Cost of goods sold	21,060	56.9%	16,434	56.8%	28.1%

Gross profit	15,943	43.1%	12,500	43.2%	27.5%

Selling, general and administrative expenses	11,313	30.6%	8,665	29.9%	30.6%
Research, development and engineering expenses	3,390	9.2%	2,895	10.0%	17.1%

Operating income	1,240	3.4%	940	3.2%	31.9%

Income before provision for income taxes	793	2.1%	961	3.3%	(17.5)%

Net income	$387	1.0%	$865	3.0%	(55.3)%

Net Sales. Net sales increased by 48% and 28% in the second quarter and six month periods of 2008 respectively, as compared to the same periods in 2007. The primary factor for the improved net sales was increased demand for our products designed for the alternative energy markets, while for the first six months of 2008, the sales to the Company’s electronic markets also showed improvement over the same period last year.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended				Six Months Ended
	June 29 , 2008		July 1, 2007		June 29, 2008		July 1, 2007
	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues
United States	$4,082	20.0%	$3,301	24.0%	$8,126	22.0%	$5,867	20.3%
Europe, Near East	2,616	12.8%	2,736	19.9%	6,112	16.5%	5,902	20.4%
Asia Pacific	12,794	62.8%	6,931	50.3%	21,366	57.7%	14,920	51.6%
Other Americas	892	4.4%	802	5.8%	1,399	3.8%	2,245	7.8%

Total Revenue	$20,384		$13,770		$37,003		$28,934

In the first six months of 2008 as compared to the same periods in 2007, the total revenue has increased in each of our significant geographical areas. The largest geographical increase is in our Asia Pacific region where the increase was primarily from the Company’s alternative energy products.

Gross Profit. In the second quarter and first six months of 2008 as compared to the same periods in 2007, gross margin has improved in line with the increase in net sales. The year to date gross margin as a percentage of net sales for 2008 compared to 2007 is relatively unchanged.

Selling, General and Administrative. In the second quarter of 2008 as compared to the same period in 2007, the Company’s SG&A costs as a percentage of net sales increased from 29.9% to 31.4%. The increased costs were in support of the second quarter year over year 48% increase in revenue along with the announced intention to increase service, sales, marketing and administrative support for our continued expansion into the alternative energy markets. The increase in the six month year to date SG&A spending for 2008 as compared to the same period in 2007 is for the same reasons as stated above for the second quarter.

Research, Development and Engineering. In the second quarter and first six months of 2008 the Company has increased its spending on RD&E versus the same periods in 2007 primarily for its development efforts towards new products for our alternative energy markets.

Operating Income. Notwithstanding the increase in operating costs, operating income, for the second quarter and first six months of 2008 as compared with the same periods of 2007, increased as a result of the increased revenue.

Foreign Exchange (loss). The $0.4 million foreign exchange loss for the second quarter of 2008 as compared to a loss of $0.2 million in the same period last year is due primarily to a loss of $250 thousand on a foreign currency forward contract. The $0.3 million foreign exchange loss for the six months year to date 2008 is approximately the same as recorded the same period in 2007.

Income Taxes. In the second quarter and for the first six months of 2008, we estimated our annual effective income tax rate for each corporate entity and applied this rate to the year to date profits before income tax for each of our profitable corporations. In addition, we calculated the estimated withholding tax on royalty and other taxable corporate services charged in the first six months of 2008 to our China operations. The results were recorded as our tax provisions.

The effective income tax rate was 55% for the three months ended June 29, 2008, compared to 9% for the three months ended July 1, 2007. The effective income tax rate for the six months ended June 29, 2008 and July 1, 2007 was 51% and 10%, respectively. The change in the Company’s effective income tax rate is primarily attributable to increases in income tax rates and the inclusion of the withholding tax in China as well as changes to the ratio of current tax provision to consolidated pre-tax income, which is in-turn significantly influenced by income and losses at foreign and domestic subsidiaries.

The Company has federal and state net operating loss carry forwards of approximately $7 million. The Company has recorded a full valuation allowance to offset the deferred tax asset arising as a result of these loss carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2008, the Company had $27.6 million in cash and cash equivalents.

Cash generated by Operations:

During the six months ended June 29, 2008, the Company generated net cash resources of approximately $2.9 million from operating activities. This source of cash was primarily the result of an increase in accounts payable and accrued expenses of $3.2 million, net profit of $0.4 million, non-cash stock-based compensation of $0.5 million, depreciation and amortization of $0.9 million, and was offset by an increase in inventories of $1.0 million, accounts receivable of $0.7 million, and other current assets of $0.2 million.

Cash Used in Investing Activities:

For the six months ended June 29, 2008, the Company used $0.9 million in investing activities, the same amount used in the comparable period of 2007. Approximately $1.0 million was related to capital expenditures in the first half of 2008, compared to $0.9 million in 2007. Offsetting the capital expenditures in the first half of 2008 was $60 thousand received in settlement of a foreign currency forward contract.

Cash provided by (used in) financing activities:

The Company used approximately $39 thousand in financing activities in the first six months of 2008, compared to generating $0.2 million in the first six months of the prior year. In the first six months of 2008, approximately $0.1 million was related to principal payments on loans and capital leases, compared to approximately $0.2 million in 2007. In 2008, approximately $93 thousand was generated through the exercise of stock options by employees, compared to $328 thousand in the comparable period of 2007.

On March 30, 2006, the Company entered into a new mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at June 29, 2008 of approximately $9.4 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, with which the Company is in full compliance. At June 29, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

As of June 29, 2008, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2008.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars and that the Company has a substantial manufacturing presence in China, and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB the Company’s financial results will continue to be adversely affected.

The impact of inflation in the first two quarters of 2008 had no material impact on our business and financial results versus costs in the fourth quarter of 2007.

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

We are exposed to market risk from changes in interest rates primarily through our revolving loan agreement. As of June 29, 2008, we had no debt outstanding under our revolving loan agreement.

A significant percentage of consolidated revenues are derived from foreign sources. Accordingly, our financial results are impacted by changes in foreign currency exchange rates with respect to the U.S. dollar.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 29, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded that as of June 29, 2008 our disclosure controls and procedures were effective.

2. Changes in Internal Control over Financial Reporting

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

Risk factors are disclosed in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended June 29, 2008, there were no material changes to the risk factors for the business.

Item 5.	OTHER INFORMATION

On and effective August 7, 2008, the Board of Directors (the “Board”) of the Company amended and restated the Company’s by-laws (the “By-Laws” and as amended and restated, the “Amended and Restated By-Laws”). The following is a summary of the material changes effected by adoption of the Amended and Restated By-Laws:

Section 2.2 (Special Meetings): The section was amended to reflect that only the president of the Company or the Board may call a special meeting of stockholders. The By-Laws had previously allowed holders of at least ten percent of the Company’s outstanding capital stock to call a special meeting.

Section 2.4 (Remote Communications): The section was added to allow the Board to determine that shareholders and proxy holders not physically present at a meeting may participate and be deemed present at a stockholder meeting via remote communications.

Section 2.5 (Notice of Meetings): The section was amended to provide that notice may be given to a stockholder by any electronic means to which that stockholder has consented.

Section 2.6 (Nomination of Directors): The section was added to require that a stockholder proposing to nominate persons for election to the board of directors must give the Company timely notice thereof in writing. The notice is required to include information about the proposing stockholder and certain affiliated stockholders, including their ownership interests in the Company’s capital stock and any derivative positions held or beneficially held or any hedging transactions entered into by them.

Section 2.7 (Advance Notice of Business at Annual Meetings): The section was added to require that a stockholder proposing to bring business before the annual meeting give the Company timely notice thereof in writing. The notice shall include a brief description of the business desired to be brought and the reasons for conducting such business at the annual meeting and information about the proposing stockholder and certain affiliated stockholders, including their ownership interests in the Company’s capital stock and any derivative positions held or beneficially held or any hedging transactions entered into by them.

Section 2.10 (Action without Meetings) (formerly Section 2.8): The section was amended to reflect that stockholders may not take any action by written consent in lieu of a meeting, to conform to the provisions in the Company’s certificate of incorporation.

Section 3.1 (Number): The section was amended to provide that the Board has the power to set the number of directors. The By-Laws previously required that the number of directors be between one and seven, as determined by the stockholders at the annual meeting.

Section 3.5 (Committees): The section was amended to conform to the provisions of Delaware General Corporation Law, which allows a committee to exercise all the powers of the Board, unless otherwise prohibited by law, by the Company’s certificate of incorporation or by the Amended and Restated By-Laws.

Sections 3.8 (Notice), 3.11 (Action Without a Meeting), The Amended and Restated By-Laws change the reasonable notice requirement for meetings of the Board from three days to 24 hours and allow such notice to be sent by telecopy or electronic mail, in addition to hand-delivery, mail and telephone (which were previously allowed). The Amended and Restated By-Laws allow a written consent of the Board to be sent through electronic transmission.

Section 7.1 (Stock Certificates) and Section 8.1 (Transfer on Books): These sections were amended to grant the Board the authority to issue uncertificated shares of the Company’s capital stock and to outline the procedure for the transfer of uncertificated shares on the books of the Company.

Section 13 (Indemnification): The section was amended to add the following provisions: (i) the Company shall indemnify a director or officer in connection with a proceeding initiated by such person only if such proceeding was approved by the Board; (ii) the Company shall advance the fees and expenses incurred by a director in defending any proceeding prior to final disposition, provided that the director undertake to repay such amount if it is ultimately determined that he is not entitled to indemnification; and (iii) any repeal or modification of Section 13 shall not affect any rights or protection of directors or officers with respect to acts or omissions which occurred prior to such repeal or modification.

Section 14 (Voting of Securities): The section was added to authorize certain of the Company’s officers to act as attorney-in-fact for the Company at any meeting of stockholders or owners of other interests of any other corporation or organization the securities of which may be held by the Company.

In addition to the amendments described above, the following sections of the Amended and Restated By-Laws include certain other changes to clarify language and to comply or be consistent with Delaware General Corporation Law and various technical edits and non-substantive changes: Sections 2.1 (Annual Meeting), 2.12 (Inspectors), 2.13 (List of Shareholders), 3.6 (Regular Meetings), 4.4 (Tenure), 4.5 (Chairman of the Board of Directors), 5.1 (Resignations and Removals), 6.1 (Vacancies) and 8.2 (Record Date and Closing Transfer Books).

The Amended and Restated By-Laws of BTU International, Inc. are filed herewith as Exhibit 3.1 and incorporated herein by reference.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit   3.1 - Amended and Restated By-Laws

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 8, 2008	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 8, 2008	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)