Form 10-Q
period 2008-09-28
BTU INTERNATIONAL INC
filed 2008-11-07
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of November 6, 2008: 9,391,727 shares.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 28, 2008	December 31, 2007
Assets

Current assets
Cash and cash equivalents	$29,009	$25,065
Accounts receivable, net	20,405	18,832
Inventories, net	18,258	16,891
Other current assets	823	787

Total current assets	68,495	61,575

Property, plant and equipment, net	6,808	5,536

Other assets, net	2,084	2,401

Total assets	$77,387	$69,512

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$287	$277
Accounts payable	6,069	5,645
Other current liabilities	9,843	5,088

Total current liabilities	16,199	11,010

Long-term debt, less current portion	9,058	9,267

Other long-term liabilities	—	300

Total liabilities	25,257	20,577

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,540,737 shares issued and 9,391,727 shares outstanding at September 28, 2008 and 10,502,311 shares issued and 9,353,301 shares outstanding at December 31, 2007	105	105
Additional paid in capital	45,048	44,046
Retained earnings	8,878	7,814
Treasury stock, at cost, 1,149,010 shares at September 28, 2008 and December 31, 2007	(4,177)	(4,177)
Accumulated other comprehensive income	2,276	1,147

Total stockholders’ equity	52,130	48,935

Total liabilities and stockholders’ equity	$77,387	$69,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$20,578	$16,522	$57,581	$45,456
Costs of goods sold	11,373	9,347	32,433	25,781

Gross profit	9,205	7,175	25,148	19,675

Operating expenses:
Selling, general and administrative	6,372	5,127	17,685	13,792
Research, development and engineering	1,748	1,284	5,138	4,179

Operating income	1,085	764	2,325	1,704

Interest income	121	221	299	732
Interest expense	(182)	(163)	(536)	(450)
Foreign exchange loss	(151)	(204)	(422)	(520)
Other income (loss), net	1	(3)	1	110

Income before provision for income taxes	874	615	1,667	1,576

Provision for income taxes	197	92	603	188

Net income	$677	$523	$1,064	$1,388

Income per share:
Basic	$0.07	$0.06	$0.11	$0.15
Diluted	$0.07	$0.06	$0.11	$0.15

Weighted average number of shares outstanding:
Basic shares	9,389,456	9,275,349	9,373,294	9,283,618
Effect of dilutive options	141,738	175,102	154,602	185,999

Diluted shares	9,531,194	9,450,451	9,527,896	9,469,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive	Total
	# of shares	$	Capital		# of shares	$	Income
Balance at December 31, 2007	10,502	$105	$44,046	$7,814	1,149	$(4,177)	$1,147	$48,935
Net income	—	—	—	1,064	—	—	—	1,064
Exercise of stock options	34	—	104	—	—	—	—	104
Issuance of stock under ESPP	5	—	46	—	—	—	—	46
Stock-based compensation	—	—	852	—	—	—	—	852
Translation adjustment	—	—	—	—	—	—	1,129	1,129

Balance at September 28, 2008	10,541	$105	$45,048	$8,878	1,149	$(4,177)	$2,276	$52,130

	Three Months Ended	Nine Months Ended
	September 28, 2008
Comprehensive income is calculated as follows:
Net income	$677	$1,064
Other comprehensive gain (loss):
Foreign currency translation adjustment	(44)	1,129

Comprehensive income	$633	$2,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

(in thousands)

(unaudited)

	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$1,064	$1,388
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	902	670
Amortization	391	386
Provision (recovery) for bad debt	53	(10)
Provision (recovery) for inventory obsolescense	13	(113)
Stock-based compensation	852	486
Loss on foreign currency contracts	64	—
Net change in operating assets and liabilities:
Accounts receivable	(1,324)	(290)
Inventories	(1,058)	665
Other current assets	(219)	(131)
Customer deposits	—	(132)
Other assets	(11)	(52)
Accounts payable	412	947
Accrued expenses	4,701	(1,670)

Net cash provided by operating activities	5,840	2,144

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(2,134)	(1,520)
Settlement of forward currency contract	60	—

Net cash used in investing activities	(2,074)	(1,520)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(499)	(210)
Issuance of common stock for ESPP	46	38
Proceeds from the exercise of stock options	104	290

Net cash provided by (used in) financing activities	(349)	118

Effects of exchange rates on cash	527	227

Net increase in cash and cash equivalents	3,944	969
Cash and cash equivalents, beginning of period	25,065	25,100

Cash and cash equivalents, end of period	$29,009	$26,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

(in thousands)

(unaudited)

	September 28, 2008	September 30, 2007
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$261	$(214)
Income taxes	162	57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis for Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2007 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 28, 2008 and the related condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 28, 2008 are unaudited. The condensed consolidated statements of cash flows and statement of stockholders’ equity and comprehensive income for the nine months ended September 28, 2008 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2007, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(3) Inventories

	September 28, 2008	December 31, 2007
	(in thousands)
Raw materials and manufactured components	$9,171	$11,439
Work-in-process	6,161	3,718
Finished goods	2,926	1,734

	$18,258	$16,891

(4) Debt

Long-Term Debt at September 28, 2008 and December 31, 2007 consisted of (in thousands):

	September 28, 2008	December 31, 2007
Mortgage note payable, interest rate of 6.84%	$9,343	$9,538
Capital lease obligations, interest rate of 6.75%	2	6

	9,345	9,544
Less - current maturities	287	277

	$9,058	$9,267

On March 30, 2006, we entered into a mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010. As of September 28, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

(5) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 454,276 and 374,762 for the three and nine months ended September 28, 2008 and 481,920 and 486,500 for the three and nine months ended September 30, 2007, respectively.

(6) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $305,172 and $831,587 respectively, for the three and nine months ended September 28, 2008 and $202,128 and $486,410 for the three and nine months ended September 30, 2007. These amounts do not include expense related to restricted stock awards.

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

	Nine months ended
Calculation of Fair Values - Assumptions Used:	28-Sep-08	30-Sep-07
Expected Volatility	65.57%	65.00%
Expected Life	4.68	5.00
Risk-Free Interest Rate	2.61%	4.79%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the nine months ended September 28, 2008:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2007	756,466	$9.63
Granted	449,495	$10.06
Exercised	(33,431)	$3.38
Forfeited	(151,822)	$11.57

Outstanding at September 28, 2008	1,020,708	$9.73	4.93	$1,186,612
Exercisable at September 28, 2008	179,860	$6.19	4.98	$503,046

The weighted-average grant-date fair value of options granted during the nine month period ended September 28, 2008 and September 30, 2007 was $5.54 and $6.87, respectively. The fair value of options exercised during the nine-month periods ended September 28, 2008 and September 30, 2007 were $65,871 and $1,214,196, respectively.

As of September 28, 2008, there was $3,505,435 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the nine-month period ended September 28, 2008 was $946,345.

On March 18, 2008, the Compensation Committee of the Board of Directors adopted a 2008 Key Employee Incentive Compensation Plan (the “Plan”). Approximately 20 key employees, including all of the Company’s executive officers, participate in the Plan. Participants are eligible to earn a 2008 bonus equal to a percentage of their annual base salary ranging from 10% to 80%. The achievement of the bonus will be based solely on meeting targets in two performance measures: 1) net income per share, before tax, from continuing operations and 2) bookings and revenue for solar equipment. Any bonus earned under the Plan will be paid in the form of stock options issued under the Company’s 2003 Equity Incentive Plan. An initial option representing one-half of the maximum award was awarded to each participant in March 2008, but the number of shares subject to the options will be reduced if the Company’s aggregate performance against the targets for 2008 is less than 100%. If aggregate performance exceeds 100%, participants will be entitled to an additional option award in 2009. In addition to the performance vesting, the options will be subject to time-based vesting requirements as set forth in the Plan.

As of September 28, 2008, there was $7,500 of unrecognized compensation cost related to restricted stock grants which were issued in a prior year. These grants have a vesting period of less than one year.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Revenue Recognition

For the three and nine months ended September 28, 2008, there was $1,174,490 and $3,725,715, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended September 30, 2007, there was $389,177 and $492,306, respectively, of revenue recognized using the percentage of completion method.

(8) Fair Value Disclosures

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements for Financial Assets and Liabilities”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

As of September 28, 2008 the Company held a non-deliverable forward foreign currency contract. At December 31, 2007, the Company held a forward currency contract which had been marked-to-market and carried in other current assets at $34 thousand, and an unrealized gain of $34 thousand was recorded to other income in 2007. That contract expired in January 2008, during which time the decline of the US dollar against the Chinese RMB generated a further gain in 2008 of $29 thousand. A new contract was entered into in January 2008 which generated an additional gain of $334 thousand in the first quarter of 2008. During the second and third quarters of 2008, the forward value on this currency contract of the Chinese RMB declined relative to the US dollar as compared to the forward value at the end of the first quarter, generating a cumulative loss of $93 thousand on this contract as of September 28, 2008. The $64 thousand loss from foreign currency contracts as of September 28, 2008 represents the $29 thousand realized gain in 2008 on the contract which expired in January 2008 offset by $93 thousand on unrealized loss in the new January 2008 contract.

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

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 28, 2008 (in thousands):

Nine Months Ended September 28, 2008
Beginning balance, December 31, 2007	$638
Plus: accruals related to new sales	705
Less: warranty claims incurred	(660)

Ending balance, September 28, 2008	$683

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date. The adoption of SFAS 160 is not expected to have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS 161). SFAS 161 will require companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS 161 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of SFAS 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS 161 will be effective at the beginning of its 2009 fiscal year. Management is currently evaluating the impact of adopting SFAS 161 on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Tangible Long-lived assets by geographic location are as follows (in thousands):

	September 28, 2008	December 31, 2007
North America	$5,985	$5,002
Asia Pacific	823	534

	$6,808	$5,536

(12.) Subsequent Events

At their October 31, 2008 meeting, the Compensation Committee of the Board of Directors approved the issuance of 140,500 share options to certain of the Company’s employees. The options were granted with an exercise price equal to the closing price of the Company’s common stock at the close of business October 30, 2008, which was $5.01. These options vest ratably over four years and have a seven year contract life.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations (in thousands) expressed as a percentage of net sales and percent change:

	Three Months Ended
	September 28, 2008		September 30, 2007
	( $ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$20,578	100.0%	$16,522	100.0%	24.5%
Cost of goods sold	11,373	55.3%	9,347	56.6%	21.7%

Gross profit	9,205	44.7%	7,175	43.4%	28.3%

Selling, general and administrative expenses	6,372	31.0%	5,127	31.0%	24.3%
Research, development and engineering expenses	1,748	8.5%	1,284	7.8%	36.1%

Operating income	1,085	5.3%	764	4.6%	42.0%

Income before provision for income taxes	874	4.2%	615	3.7%	42.1%

Net income	$677	3.3%	$523	3.2%	29.4%

	Nine Months Ended
	September 28, 2008		September 30, 2007
	( $ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$57,581	100.0%	$45,456	100.0%	26.7%
Cost of goods sold	32,433	56.3%	25,781	56.7%	25.8%

Gross profit	25,148	43.7%	19,675	43.3%	27.8%

Selling, general and administrative expenses	17,685	30.7%	13,792	30.3%	28.2%
Research, development and engineering expenses	5,138	8.9%	4,179	9.2%	22.9%

Operating income	2,325	4.0%	1,704	3.7%	36.4%

Income before provision for income taxes	1,667	2.9%	1,576	3.5%	5.8%

Net income	$1,064	1.8%	$1,388	3.1%	(23.3)%

Net Sales The primary factor for the 2008 improved net sales, for both the third quarter and year-to-date, was increased demand for our products designed for the alternative energy markets. During these same periods, sales to the Company’s electronic markets decreased as compared to 2007.

The following table sets forth, for the periods indicated, select geographical data (in thousands) expressed in dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues
United States	$3,406	16.6%	$1,856	11.2%	$11,533	20.0%	$7,722	17.0%
Europe, Near East	2,763	13.4%	3,535	21.4%	8,874	15.4%	9,438	20.8%
Asia Pacific	12,927	62.8%	9,644	58.4%	34,293	59.6%	24,564	54.0%
Other Americas	1,482	7.2%	1,487	9.0%	2,881	5.0%	3,732	8.2%

Total Revenue	$20,578		$16,522		$57,581		$45,456

In the first nine months of 2008 as compared to the same period in 2007, total revenue has increased in the United States and in Asia Pacific, and has declined in the European/Near Eastern and Other Americas markets. The largest geographical increase is in our Asia Pacific region where the increase was primarily from the Company’s alternative energy products.

Gross Profit. For the three and nine months ended September 28, 2008, as compared to the same periods in 2007, gross margin has improved primarily due to the increase in net sales. The gross margin as a percentage of net sales for the first nine months of 2008 compared to 2007 is relatively unchanged.

Selling, General and Administrative (SG&A). In the third quarter of 2008 as compared to the same period in 2007, SG&A costs as a percentage of net sales remained steady at 31.0%. The increased spending for SG&A was in support of the third quarter year over year increase in revenue, along with the announced intention to increase service, sales, marketing and administrative support for our continued expansion into the alternative energy markets. The increase in the nine month year to date SG&A expense for 2008 as compared to the same period in 2007 is for the same reasons as stated above for the third quarter.

Research, Development and Engineering.(RD&E) In the third quarter and first nine months of 2008 the Company has increased its spending on RD&E as compared to the same periods in 2007 primarily due to development efforts towards new products for our alternative energy markets.

Operating Income. Despite the increase in operating costs, operating income, for the third quarter and first nine months of 2008, as compared with the same periods of 2007, increased principally as a result of the increased revenue.

Foreign Exchange (loss). The $0.2 million foreign exchange loss for the third quarter of 2008 was primarily related to a foreign currency forward contract. The $0.4 million foreign exchange loss for the nine months ended September 28, 2008 is primarily the result of losses recorded at the Company’s China operations on U.S. dollar denominated balance sheet accounts.

Income Taxes. In the third quarter and for the first nine months of 2008, we estimated our annual effective income tax rate for each corporate entity and applied this rate to the year-to-date profits before income tax for each of our profitable corporations. In addition, we calculated the estimated withholding tax on royalty and other taxable corporate services charged in the first nine months of 2008 to our China operations. The sum of the income taxes plus the withholding taxes were recorded as our tax provisions.

The effective income tax rate was 23% for the three months ended September 28, 2008, compared to 15% for the three months ended September 30, 2007. The effective income tax rates for the nine months ended September 28, 2008 and September 30, 2007 were 36% and 12%, respectively.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income, are the result of the varying ratio of the consolidated pre-tax profit or loss by corporate tax entity to the consolidated tax provision. The majority of the third quarter and year-to-date consolidated tax provisions are China withholding taxes, which are not related to pre-tax income. The China withholding taxes primarily result from corporate royalty charges based on our China subsidiary net sales.

The Company has federal and state net operating loss carry forwards of approximately $6 million against which it has recorded a full valuation allowance because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2008, the Company had $29.0 million in cash and cash equivalents.

Cash Generated by Operations:

During the nine months ended September 28, 2008, the Company generated net cash resources of approximately $5.8 million from operating activities. This source of cash was primarily the result of an increase in accounts payable and accrued expenses of $5.1 million, net profit of $1.1 million, non-cash stock-based compensation of $0.9 million, depreciation and amortization of $1.3 million, and was offset by increases in inventories of $1.1 million, accounts receivable of $1.3 million, and other current assets of $0.2 million.

Cash Used in Investing Activities:

For the nine months ended September 28, 2008, the Company used $2.1 million in investing activities. Approximately $2.1 million was related to capital expenditures, compared to $1.5 million in the same period in 2007. Offsetting the capital expenditures in the first half of 2008 was $60 thousand received in settlement of a foreign currency forward contract in the first quarter of 2008.

Cash Provided by (used in) Financing Activities:

The Company used approximately $300 thousand in financing activities in the first nine months of 2008, compared to generating $100 thousand in the first nine months of the prior year. In the first nine months of 2008, approximately $500 thousand was related to principal payments on loans and capital leases, compared to approximately $200 thousand in 2007. In 2008, approximately $104 thousand was generated through the exercise of stock options by employees, compared to $290 thousand in the comparable period of 2007.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at September 28, 2008 of approximately $9.3 million.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010 and is subject to maintaining certain financial covenants, with which the Company is in full compliance. At September 28, 2008, the borrowing base would support the maximum borrowings of $15 million, and there were no borrowings outstanding under the loan agreement.

As of September 28, 2008, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements through 2009.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB the Company’s financial results will be adversely affected.

In the first three quarters of 2008, inflation had no material impact on our business.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our revolving loan agreement. As of September 28, 2008, we had no debt outstanding under our revolving loan agreement.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 28, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded that as of September 28, 2008 our disclosure controls and procedures were effective.

2. Changes in Internal Control over Financial Reporting

Effective January 1, 2008, the Company, at its Billerica, Massachusetts headquarters, moved many of its accounting processes to a new enterprise reporting programming environment. Some of the financial processes and procedures related to producing financial statements and disclosures prior to that date have changed as a result. For these items, Management is engaged in re-documenting processes and developing testing procedures to be able to demonstrate the effectiveness of the new controls as required by the Sarbanes-Oxley Act of 2002.

Historically, the Company’s Management relies on many controls that are not affected by the change to the new system.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Risk factors are disclosed in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended September 28, 2008, there were no material changes to the risk factors for the business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 16, 2008, the Company’s stockholders voted as follows:

To elect the following nominees to the Board of Directors:

All received a plurality of the votes cast by stockholders entitled to vote thereon. These individuals will serve as directors until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	Total vote “For”	Total vote “Withheld”
Paul J. van der Wansem	8,361,970	97,463
G. Mead Wyman	7,918,815	540,618
J. Chuan Chu	8,121,021	338,412
John E. Beard	8,181,091	278,342
Joseph F. Wrinn	8,123,771	335,662
J. Samuel Parkhill	8,121,311	338,122

To amend the Company’s 1998 Stock Option Plan for Non-Employee Directors to increase the number of shares authorized for issuance:

For	5,193,304
Against	1,492,795
Abstain	34,126
Non-Votes	1,739,208

To amend the Company’s 2003 Equity Incentive Plan to increase the number of shares authorized for issuance:

For	6,303,290
Against	381,610
Abstain	35,325
Non-Votes	1,739,208

Item 6. EXHIBITS

(a) Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: November 7, 2008	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: November 7, 2008	BY:	/s/ Thomas P. Kealy
Thomas P. Kealy
Vice President, Corporate Controller and Chief Accounting Officer (principal financial and accounting officer)