Form 10-Q
period 2009-03-29
BTU INTERNATIONAL INC
filed 2009-05-08
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files.)    Yes  ☐    No  ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of May 6, 2009: 9,189,324 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 29, 2009	December 31, 2008

Assets

Current assets
Cash and cash equivalents	$26,637	$27,464
Accounts receivable, net	12,262	15,450
Inventories, net	16,866	19,044
Other current assets	802	909

Total current assets	56,567	62,867

Property, plant and equipment, net	6,519	6,886

Other assets, net	1,490	1,562

Total assets	$64,576	$71,315

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$294	$290
Accounts payable	3,791	5,058
Other current liabilities	6,891	7,399

Total current liabilities	10,976	12,747

Long-term debt, less current portion	8,916	8,988

Total liabilities	19,892	21,735

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,557,291 shares issued and 9,199,056 shares outstanding at March 29, 2009 and 10,557,291 shares issued and 9,353,187 shares outstanding at December 31, 2008	105	105
Additional paid in capital	45,760	45,458
Retained earnings	2,164	6,718
Treasury stock, at cost, 1,358,235 shares at March 29, 2009 and 1,204,104 shares at December 31, 2008	(4,959)	(4,391)
Accumulated other comprehensive income	1,614	1,690

Total stockholders’ equity	44,684	49,580

Total liabilities and stockholders' equity	$64,576	$71,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	$9,806	$16,619
Costs of goods sold	8,367	9,996

Gross profit	1,439	6,623

Operating expenses:
Selling, general and administrative	3,930	4,912
Research, development and engineering	1,977	1,603

Operating income (loss)	(4,468)	108

Interest income	82	100
Interest expense	(155)	(180)
Foreign exchange gain/(loss)	(59)	124
Other income	29	—

Income (loss) before provision for income taxes	(4,571)	152

Provision (benefit) for income taxes	(17)	53

Net income (loss)	$(4,554)	$99

Income (loss) per share:
Basic	$(0.49)	$0.01
Diluted	$(0.49)	$0.01

Weighted average number of shares outstanding:
Basic shares	9,284,318	9,355,316
Effect of dilutive options	—	164,350

Diluted shares	9,284,318	9,519,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 29, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	# of shares	$	Capital	Earnings	# of shares	$	Income	Total
Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580

Net loss	—	—	—	(4,554)	—	—	—	(4,554)

Exercise of stock options	—	—	—	—	—	—	—	—

Purchase of treasury stock	—	—	—	—	154	(568)	—	(568)

Issuance of common stock	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	302	—	—	—	—	302

Translation adjustment	—	—	—	—	—	—	(76)	(76)

Balance at March 29, 2009	10,557	$105	$45,760	$2,164	1,358	$(4,959)	$1,614	$44,684

				Three Months Ended March 29, 2009
Comprehensive loss is calculated as follows:
Net loss				$(4,554)
Other comprehensive loss:
Foreign currency translation adjustment				(76)

Comprehensive loss				$(4,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 30, 2008

(in thousands)

(unaudited)

	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income (loss)	$(4,554)	$99
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	631	428
Provision for bad debts	20	24
Provision (recovery) for inventory obsolescense	847	(97)
Stock-based compensation	302	230
Gain on foreign currency hedge	—	(364)
Net change in operating assets and liabilities:
Accounts receivable	3,151	(1,431)
Inventories	1,318	32
Other current assets	52	—
Customer deposits	106	136
Other assets	(5)	(31)
Accounts payable	(1,273)	996
Accrued expenses	(606)	1,463

Net cash provided by (used in) operating activities	(11)	1,485

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(135)	(374)
Settlement of forward currency contract	—	60

Net cash used in investing activities	(135)	(314)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(68)	(64)
Purchase of treasury stock	(568)
Proceeds from the exercise of stock options	—	21

Net cash used in financing activities	(636)	(43)

Effects of exchange rates on cash	(45)	480

Net increase (decrease) in cash and cash equivalents	(827)	1,608
Cash and cash equivalents, beginning of period	27,464	25,065

Cash and cash equivalents, end of period	$26,637	$26,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 30, 2008

(in thousands)

(unaudited)

	March 29, 2009	March 30, 2008
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$110	$76
Income taxes	57	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2008 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of March 29, 2009 and the related condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive loss for the three months ended March 29, 2009 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2008, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(3) Inventories, net

	March 29, 2009	December 31, 2008
	(in thousands)
Raw materials and manufactured components	$8,974	$8,961
Work-in-process	5,556	7,021
Finished goods	2,336	3,062

	$16,866	$19,044

(4) Debt

Long-Term Debt at March 29, 2009 and December 31, 2008 consisted of:

	March 29, 2009	December 31, 2008
	(in thousands)
Mortgage note payable, interest rate of 6.84%	$9,210	$9,277
Capital lease obligations, interest rate of 6.75%	—	1

	9,210	9,278
Less - current maturities	294	290

	$8,916	$8,988

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010. At March 29, 2009, there were no borrowings outstanding under the loan agreement.

This loan agreement is subject to maintaining certain financial covenants. Due to the recorded losses in Q4 2008 and Q1 2009, the Company is not in compliance with the required rolling four quarters minimum debt coverage ratio in the loan agreement. Given the uncertainty surrounding the timing of an economic recovery from the global recession, the Company has suspended negotiations with the bank until a return to profitability is at hand. At such time, the Company will work with the bank to obtain a waiver which may require modifications, agreeable to both parties, to the provisions of the existing loan agreement. There is no current debt outstanding against this line.

(5) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 880,361 and 658,445 for the three months ended March 29, 2009 and March 30, 2008, respectively.

(6) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $298,445 and $230,000 for the three months ended March 29, 2009 and March 30, 2008, respectively. These amounts do not include expense related to restricted stock awards.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeitures of 20% for the periods ended March 29, 2009 and March 30, 2008. We used the following assumptions for options issued in the following periods:

Calculation of Fair Value - Assumptions Used:	Three months ended
	29-Mar-09	30-Mar-08
Expected Volatility	67.01%	63.82%
Expected Life	4.75	4.50 - 4.75
Risk-Free Interest Rate	2.14%	2.08% to 2.62%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the three months ended March 29, 2009:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2008	1,069,535	$9.17
Granted	3,760	$9.97
Exercised	0	$—
Forfeited	(11,000)	$10.08

Outstanding at March 29, 2009	1,062,295	$9.17	4.82	$63,998
Exercisable at March 29, 2009	365,185	$7.53	3.17	$63,998

The weighted-average grant-date fair values of options granted during the three-month periods ended March 29, 2009 and March 30, 2008 were $9.17 and $5.32, respectively. The fair values of options exercised during the three-month periods ended March 29, 2009 and March 30, 2008 were $0 and $10,011, respectively.

As of March 29, 2009, there was $2,830,273 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three-month period ended March 29, 2009 was $121,510.

(7) Revenue Recognition

For the three months ended March 29, 2009, there was $1,051,287 of revenue recognized using the percentage of completion method. For the three months ended March 30, 2008, there was $1,371,024 of revenue recognized using the percentage of completion method. Please see note 1 in the notes to the Company’s audited financial statement included in the Company’s annual report on Form 10-K filed March 16, 2009 with Securities and Exchange Commission.

(8) Fair Value Disclosures

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements for Financial Assets and Liabilities”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At March 29, 2009, the Company had no financial assets that required valuation under SFAS No. 157.

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended March 29, 2009 (in thousands):

Three Months Ended March 29, 2009

Beginning balance, December 31, 2008	$683
Plus: accruals related to new sales	125
Less: warranty claims incurred and reserve adjustment	(438)

Ending balance, March 29, 2009	$370

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date. The adoption of this Standard has not had a significant impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management will comply with disclosure requirements subsequent to the effective date of the standard as applicable.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for non financial assets and liabilities did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date, to the extent the company enters into an acquisition with a non-controlling interest the non-controlling interest. The adoption of this Standard did not have an impact on the Company’s financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS 161). SFAS 161 will require companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS 161 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of SFAS 161 are applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS 161 became effective at the beginning of the 2009 fiscal year. The adoption of this Standard did not have a material affect on the Company’s disclosures as the Company did not have any derivative instruments at March 29, 2009.

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

Tangible Long-lived assets by geographic location are as follows (in thousands):

	March 29, 2009	December 31, 2008

United States	$5,813	$6,132
Asia Pacific	706	754

	$6,519	$6,886

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the energy generation market and electronics manufacturing market. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. In addition, we participate in the fast growing alternative energy market for which we provide thermal process equipment for the manufacturing of solar cells, fuel cells and nuclear fuels.

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

The Company has been affected negatively by the global economic downturn. In our electronics market products, there has been a significant reduction in demand. As for our alternative energy market, we have seen steady growth, but not enough to offset the decline in our electronics market products.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	March 29, 2009		March 30, 2008
	($ in thousands)
		% of net sales		% of net sales

Net sales	$9,806	100.0%	$16,619	100.0%
Cost of goods sold	8,367	85.3%	9,996	60.1%

Gross profit	1,439	14.7%	6,623	39.9%

Selling, general and administrative expenses	3,930	40.1%	4,912	29.6%
Research, development and engineering expenses	1,977	20.2%	1,603	9.6%

Operating income (loss)	(4,468)	(45.6)%	108	0.6%

Income (Loss) before provision (benefit) for income taxes	(4,571)	(46.6)%	152	0.9%

Net income (loss)	$(4,554)	(46.4)%	$99	0.6%

Net Sales The net sales decreased by 41% or $6.8 million in Q1 2009 versus Q1 2008. The reduction from $16.6 million to $9.8 million was due to an approximately 80% reduction in sales of the Company’s electronic market products resulting from the macro global economic slowdown. This decrease was partially offset by continuing increased sales of for our expanding product offerings designed for the alternative energy market, which increased nearly 50% in Q1 2009 compared to the same period in 2008.

The following table sets forth, for the periods indicated, revenues from sales into select geographies data (in thousands) expressed in dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	March 29, 2009		March 30, 2008
	$	% of revenues	$	% of revenues

United States	$1,938	19.8%	$4,044	24.3%
Europe, Near East	2,315	23.6%	3,496	21.0%
Asia Pacific	4,642	47.3%	8,572	51.6%
Other Americas	911	9.3%	507	3.1%

Total Revenue	$9,806		$16,619

In the first quarter of 2009 as compared to the same period in 2008, total revenue decreased in each of the Company’s three largest geographical markets. This result is indicative of the global nature of the economic downturn. The Q1 year to year increase in revenue for the Other Americas’ region represented one high value system shipment.

Gross Profit. The severe reduction in Q1 2009’s gross profit percentage to 14.7 from 39.9 in Q1 2008 was the result of several major factors. The deepening global recession extended and increased the reduced demand for the Company’s electronic market products. This had a twofold impact on the Q1 2009 gross margin percentage. The Company’s production facilities both in the United States and China were operating well below capacity which resulted in under-absorption of factory costs of approximately one million dollars. Also, with the extended recession to date and the expectation of a slow economic recovery, the Company, primarily for its electronic products inventory, increased inventory reserves by approximately $1 million . One additional factor suppressing the gross margin percentage in Q1 2009 was the first time assembly and shipment of both new thin film and silicon solar systems.

Selling, General and Administrative (SG&A). SG&A expenses decreased by nearly $1 million or 20% from $4.9 million in Q1 2008 to $3.9 million in Q1 2009. More than half of this Q1 2009 decrease occurred in commission expense as the result of decreased revenue and a shift in product mix. The other significant reduction, also related to the reduced Q1 2009 revenue level, was for service and warranty costs, in particular a reduction in the Company’s warranty provision. Also, the Company took several cost reduction actions during the first quarter.

Research, Development and Engineering.(RD&E) In the first quarter of 2009, the Company increased its spending on RD&E as compared to the same period in 2008 by $374,000 or 23.3% primarily due to development efforts towards new products for the alternative energy market.

Operating Income (Loss). As a result of the worldwide economic downturn the Company reported a 41% decrease in revenue in Q1 2009 versus Q1 2008 due to a sharp decline in our electronics business, The impact of this revenue decrease and its associated effect on gross margins resulted in an operating loss of $4.6 million.

Foreign Exchange (loss). The foreign exchange loss in Q1 2009 was $59,000 as compared to $100,000 in Q1 2008. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China operations.

Income Taxes. In the first quarter of 2009, we determined the effective income tax rate for each corporate entity and applied this rate to the year-to-date profits before income tax for each of our forecasted total year profitable corporations to determine our estimated consolidated annual effective income tax rate. In addition, we calculated the estimated withholding tax on royalty and other taxable corporate services charged in the first quarter of 2009 to our China operations. The sum of the income taxes (benefits) and the withholding taxes were recorded as our tax provision (benefit).

The net result of the Q1 2009 tax provisions, tax benefits and China withholding tax was a benefit of $17,000.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by corporate tax entity to the consolidated tax provision. A significant portion of the consolidated tax provision is China withholding taxes, which are not related to pre-tax income. The China withholding taxes primarily result from corporate royalty charges based on our China subsidiary net sales.

The Company has federal and state net operating loss carry forwards of approximately $10 million against which it has recorded a full valuation allowance because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2009, the Company had $26.6 million in cash and cash equivalents, a decrease of $0.8 million versus $27.5 million at the end of 2008.

During the first quarter of 2009, despite the $4.6 million net loss, the cash flow from operating activities remained the same. This resulted from positive cash flow from reductions in accounts receivable of $3.2 million, decrease in inventory of $1.3 million and other non-cash operating charges. $600,000 of cash was used to purchase treasury stock during the first quarter.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allows for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company may elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extends to December 31, 2010. At March 29, 2009, there were no borrowings outstanding under the loan agreement.

This loan agreement is subject to maintaining certain financial covenants. Due to the recorded losses in Q4 2008 and Q1 2009, the Company is not in compliance with the required rolling four quarters minimum debt coverage ratio in the loan agreement. Given the uncertainty surrounding the timing of an economic recovery from the global recession, the Company has suspended negotiations with the bank until a return to profitability is at hand. At such time, the Company will work with the bank to receive a waiver which may require modifications, agreeable to both parties, to the provisions of the existing loan agreement. There is no current debt outstanding against this line.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at March 29, 2009 of approximately $9.2 million.

As of March 29, 2009, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements through 2009.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

In the first quarter of 2009, inflation had no material impact on our business and financial results.

FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of the sufficiency of capital resources through 2010 is a forward-looking statement. Such statements are made pursuant to the “safe harbor” provisions under the securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the cyclicality of our business; our shift of manufacturing to China; a failure to maintain cost reductions; risks related to sales to the energy generation market; a failure to increase sales across our industries; a failure to effectively develop and market our products; changes in the economic, political, legal and business environments in the countries in which we operate; a failure of our business systems; the time and costs related to complying with the requirements of the Sarbanes-Oxley Act; and the loss of key personnel. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our revolving loan agreement. As of March 29, 2009, we had no debt outstanding under our revolving loan agreement.

A significant percentage of our consolidated revenues are derived from foreign sources. Accordingly, our financial results are impacted by changes in foreign currency exchange rates with respect to the U.S. dollar.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described under “Management’s Annual Report on Internal Control over Financial Reporting in the company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 ” material weaknesses were identified in our internal control over financial reporting related to the Company having an insufficient number of accounting personnel with an appropriate level of accounting knowledge and experience to prepare its financial statements in a timely and accurate manner, and the Company’s review of intercompany account reconciliations and of intercompany inventory receipts and coding of related invoices to the appropriate intercompany payable accounts was ineffective.

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 29, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded based on the aforementioned material weaknesses as of the end of the period covered by the 2008 Annual Report on Form 10-K and at the period ended March 29, 2009 that our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the ineffectiveness of our disclosure controls and procedures, we believe the consolidated financial statements present fairly, in all material respects, our financial position or results of operations, and cash flows as of March 29, 2009 and March 30, 2008 and for the three months ended March 29, 2009 and March 30, 2008.

2. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3. Management’s remediation initiatives.

Our remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting.

•	We will continue to enhance our resources and underlying systems utilization in the area of financial reporting to improve the effectiveness and timeliness of the close process.

•

We will transfer process oversight of the intercompany account reconciliation from the business unit to an independent corporate function. Further, we will enhance our controls over the matching of intercompany receipts with intercompany shipment data.

Throughout our remediation process, we continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Risk factors are disclosed in the Company’s 2008 Annual Report on Form 10-K. During the quarter ended March 29, 2009, there were no material changes to the risk factors for the business.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit 10.1 - Offer Letter John J. McCaffrey Jr.

Exhibit 10.2 - Retention Agreement John J. McCaffrey Jr.

Exhibit 10.3 - Amended Retention Agreement Thomas P. Kealy

Exhibit 10.4 - Offer Letter Peter J. Tallian

Exhibit 10.5 - Retention Agreement Peter J. Tallian

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: May 8, 2009	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the
Board of Directors

DATE: May 8, 2009	BY:	/s/ Peter J. Tallian
Peter J. Tallian
Chief Financial Officer and
Principal Accounting Officer (principal
financial and accounting officer)