Form 10-Q
period 2009-06-28
BTU INTERNATIONAL INC
filed 2009-08-07
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of August 5, 2009: 9,190,826 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	3
Unaudited Condensed Consolidated Statements of Cash Flows	4-5
Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18-19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19

Item 4. Submission of matters to a Vote of Security Holders	19-20

Item 6. Exhibits	20

Signatures	21
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 28, 2009	December 31, 2008
Assets

Current assets
Cash and cash equivalents	$25,336	$27,464
Accounts receivable, net	9,271	15,450
Inventories, net	16,820	19,044
Other current assets	891	909

Total current assets	52,318	62,867

Property, plant and equipment, net	6,271	6,886

Other assets, net	1,291	1,562

Total assets	$59,880	$71,315

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$300	$290
Accounts payable	3,745	5,058
Other current liabilities	5,293	7,399

Total current liabilities	9,338	12,747

Long-term debt, less current portion	8,837	8,988

Total liabilities	18,175	21,735

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,558,793 shares issued and 9,190,826 shares outstanding at June 28, 2009 and 10,557,291 shares issued and 9,353,187 shares outstanding at December 31, 2008	105	105
Additional paid in capital	46,075	45,458
Retained earnings/(accumulated deficit)	(1,322)	6,718
Treasury stock, at cost, 1,367,967 shares at June 28, 2009 and 1,204,104 shares at December 31, 2008	(4,990)	(4,391)
Accumulated other comprehensive income	1,837	1,690

Total stockholders’ equity	41,705	49,580

Total liabilities and stockholders’ equity	$59,880	$71,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net sales	$10,808	$20,384	$20,614	$37,003
Costs of goods sold	7,179	11,064	15,546	21,060

Gross profit	3,629	9,320	5,068	15,943

Operating expenses:
Selling, general and administrative	4,770	6,401	8,700	11,313
Research, development and engineering	1,897	1,787	3,875	3,390

Operating income (loss)	(3,038)	1,132	(7,507)	1,240

Interest income	64	78	146	178
Interest expense	(143)	(174)	(298)	(354)
Foreign exchange loss	(177)	(395)	(235)	(271)
Other income, net	6	—	35	—

Income (loss) before provision for income taxes	(3,288)	641	(7,859)	793

Provision for income taxes	198	353	181	406

Net income (loss)	$(3,486)	$288	$(8,040)	$387

Income (loss) per share:
Basic	$(0.38)	$0.03	$(0.87)	$0.04
Diluted	$(0.38)	$0.03	$(0.87)	$0.04

Weighted average number of shares outstanding:
Basic shares	9,191,334	9,375,097	9,237,090	9,365,175
Effect of dilutive options	—	149,559	—	158,193

Diluted shares	9,191,334	9,524,656	9,237,090	9,523,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 28, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Treasury Stock		Accumulated Other Comprehensive
	# of shares	$	Capital	Deficit)	# of shares	$	Income	Total
Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580

Net loss	—	—	—	(8,040)	—	—	—	(8,040)

Exercise of stock options	2	—	5	—	—	—	—	5

Purchase of treasury stock	—	—	—	—	164	(599)	—	(599)

Issuance of common stock	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	612	—	—	—	—	612

Translation adjustment	—	—	—	—	—	—	147	147

Balance at June 28, 2009	10,559	$105	$46,075	$(1,322)	1,368	$(4,990)	$1,837	$41,705

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 28, 2009		June 28, 2008
Comprehensive loss is calculated as follows:
Net loss	$(3,486)	$(8,040)	$288	$387
Other comprehensive income:
Foreign currency translation adjustment	224	147	339	1,173

Comprehensive loss	$(3,262)	$(7,893)	$627	$1,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2009 AND JUNE 29, 2008

(in thousands)

(unaudited)

	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$(8,040)	$387
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	885	609
Amortization	261	261
Provision (recovery) for bad debt	(26)	34
Provision for inventory obsolescense	1,230	(69)
Stock-based compensation	612	543
Gain on foreign currency hedge	—	(115)
Net change in operating assets and liabilities:
Accounts receivable	6,280	(702)
Inventories	1,018	(983)
Other current assets	40	(283)
Customer deposits	(659)	1,254
Other assets	(7)	19
Accounts payable	(1,373)	1,717
Accrued expenses	(1,484)	202

Net cash provided by (used in) operating activities	(1,263)	2,874

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(271)	(990)
Settlement of forward hedge contract	—	60

Net cash used in investing activities	(271)	(930)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(141)	(132)
Purchases of treasury stock	(599)	—
Proceeds from the exercise of stock options	5	93

Net cash used in financing activities	(735)	(39)

Effects of exchange rates on cash	141	619

Net increase (decrease) in cash and cash equivalents	(2,128)	2,524
Cash and cash equivalents, beginning of period	27,464	25,065

Cash and cash equivalents, end of period	$25,336	$27,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JUNE 28, 2009 AND JUNE 29, 2008

(in thousands)

(unaudited)

	June 28, 2009	June 29, 2008
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$185	$76
Income taxes	57	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2008 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of June 28, 2009 and June 29, 2008 and the related condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 28, 2009 and June 29, 2008 are unaudited. The condensed consolidated statements of cash flows and statement of stockholders’ equity for the six months ended June 28, 2009 and June 29, 2008 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2008, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Subsequent Events — The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 6, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

(3) Inventories, net

	June 28, 2009	December 31, 2008
	(in thousands)

Raw materials and manufactured components	$8,485	$8,961
Work-in-process	4,998	7,021
Finished goods	3,337	3,062

	$16,820	$19,044

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Debt

Long-Term Debt at June 28, 2009 and December 31, 2008 consisted of (in thousands):

	June 28, 2009	December 31, 2008

Mortgage note payable, interest rate of 6.84%	$9,137	$9,277
Capital lease obligations, interest rate of 6.75%	—	1

	9,137	9,278
Less—current maturities	300	290

	$8,837	$8,988

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allowed for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company could elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extended to December 31, 2010. At June 28, 2009, there were no borrowings outstanding under the loan agreement.

The loan agreement is subject to maintaining certain financial covenants. Due to the recorded losses in Q4 2008, Q1 2009 and Q2 2009, the Company is not in compliance with the required rolling four quarters minimum debt coverage ratio in the loan agreement. Given the uncertainty surrounding the timing of an economic recovery from the global recession, the Company has suspended negotiations with the bank until a return to profitability is at hand. At such time, the Company will work with the bank to obtain a waiver which may require modifications, agreeable to both parties, to the provisions of the existing loan agreement. There is no current debt outstanding against this line.

(5) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 682,610 and 777,382 for the three and six months ended June 28, 2009 and 338,838 and 365,931 for the three and six months ended June 29, 2008, respectively.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $310,126 and $608,571 respectively, for the three and six months ended June 28, 2009 and $306,283 and $536,183 for the three and six months ended June 29, 2008, respectively. These amounts do not include expense related to restricted stock awards.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeitures of 20% for the periods ended June 28, 2009 and June 29, 2008. We used the following assumptions for options issued in the following periods:

	Three months ended
	June 28, 2009	June 29, 2008
Calculation of Fair Values—Assumptions Used:

Expected Volatility	65.57%	66.46%
Expected Life	4.67	4.75
Risk-Free Interest Rate	2.17%	2.81%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the six months ended June 28, 2009.

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2008	1,069,535	$9.17
Granted	196,768	4.06
Exercised	(1,502)	2.95
Forfeited	(20,301)	9.05
Exchanged	(379,100)	11.60
Exchanged	151,640	4.06

Outstanding at June 28, 2009	1,017,040	$6.53	4.82	$323,424
Exercisable at June 28, 2009	283,239	$5.86	3.17	$264,284

The weighted-average grant-date fair values of options granted during the six-month periods ended June 28, 2009 and June 29, 2008 were $4.06 and $5.55, respectively. The fair values of options exercised during the six-month periods ended June 28, 2009 and June 29, 2008 were $ 4,437 and $ 59,552, respectively.

As of June 28, 2009, there was $2,567,908 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the six-month period ended June 28, 2009 was $456,971.

Option Exchange Program

On April 27, 2009, the Board of Directors approved, subject to stockholder approval, a one-time stock option exchange program (the “Exchange Program”). The Exchange Program was approved at the Annual Meeting of Stockholders held on May 15, 2009. The Exchange Program permitted all current employees of the Company and its subsidiaries, excluding its Chief Executive Officer but including all other executive officers (each, an “Eligible Employee” and collectively, “Eligible Employees”), who hold outstanding options under the 2003 Plan with an exercise price per share equal to or greater than $10.05 (the “Threshold Price”), to exchange outstanding stock options (“Eligible Options”) for a lesser number of options (“Replacement Options”), with such number of Replacement Options issuable upon exchange calculated at 0.4 shares of Replacement Options for one share of Eligible Options. The exchange offer expired on May 16, 2009. Pursuant to the Exchange Program, the Replacement Options have an exercise price of $4.06, which is equal to the last reported closing sales price for a share of the Company’s common stock as of the last trading day immediately preceding the date that the Replacement Option is granted, which was May 15, 2009. The total number of stock options eligible to be exchanged was 475,500. The actual options exchanged were 379,100 for 151,640 Replacement Options.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On the date of exchange, the estimated fair value of the Replacement Options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there is no incremental fair value of the Replacement Options, and the Company will record the compensation expense related to the exchange. The Company will recognize the remaining compensation expense related to the exchanged options over vesting period of the newly granted awards, not over the original vesting period of the original options. The Replacement Options become exercisable over a period of three years, with one-third vesting on the first anniversary of the date the Replacement Options were granted and one-third vesting on each anniversary thereafter, so long as the option holder continues to be employed by the Company.

(7) Revenue Recognition

For the three and six months ended June 28, 2009, there was $1,838,326 and $2,889,613, respectively, of revenue recognized using the percentage of completion method. For the three and six months ended June 29, 2008, there was $1,371,024 and $2,551,225, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies please see note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K filed March 16, 2009 with Securities and Exchange Commission.

(8) Fair Value Disclosures

At June 28, 2009, the Company had no financial assets that required valuation under SFAS No. 157.

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

c. Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of June 28, 2009 was approximately $8,837,000, based on the prevailing cost of capital to the Company. The current market rate approximates the rate of the mortgage note payable of 6.84%

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Product Warranty Costs

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended June 28, 2009 (in thousands):

Six Months Ended June 28, 2009

Beginning balance, December 31, 2008	$683
Plus: accruals related to new sales	307
Less: warranty claims incurred	(227)
Less: reversal of excess requirements	(365)

Ending balance, June 28, 2009	$398

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is the Company’s consolidated fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management will comply with disclosure requirements subsequent to the effective date of the standard as applicable.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date, to the extent the company enters into an acquisition with a non-controlling interest. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of SFAS No. 161 are applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS No. 161 became effective at the beginning of the 2009 fiscal year. The adoption of this Standard did not have a material effect on the Company’s disclosures as the Company did not have any derivative instruments at June 28, 2009.

(11) Segment Reporting

Segments are defined as components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources, and in assessing performance. The Company operates as a single business segment called thermal processing capital equipment.

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

Tangible Long-lived assets by geographic location are as follows (in thousands):

	June 28, 2009	December 31, 2008

North America	$5,614	$6,132
Asia Pacific	657	754

	$6,271	$6,886

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has been affected negatively by the global economic downturn. In our electronics market products, there has been a significant reduction in demand, with some improvement in the second quarter of 2009. As for our alternative energy market, we have seen steady growth, until a decrease in revenue in the second quarter of 2009 vs. the first quarter of 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items in our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	June 28, 2009		June 29, 2008
	($ in thousands)
		% of net sales		% of net sales

Net sales	$10,808	100.0%	$20,384	100.0%
Cost of goods sold	7,179	66.4%	11,064	54.3%

Gross profit	3,629	33.6%	9,320	45.7%

Selling, general and administrative expenses	4,770	44.1%	6,401	31.4%
Research, development and engineering expenses	1,897	17.6%	1,787	8.8%

Operating income (loss)	(3,038)	(28.1)%	1,132	5.6%

Income (loss) before provision for income taxes	(3,288)	(30.4)%	641	3.1%

Net income (loss)	$(3,486)	(32.3)%	$288	1.4%

	Six Months Ended
	June 28, 2009		June 29, 2008
	($ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$20,614	100.0%	$37,003	100.0%	(44.3)%
Cost of goods sold	15,546	75.4%	21,060	56.9%	(26.2)%

Gross profit	5,068	24.6%	15,943	43.1%	(68.2)%

Selling, general and administrative expenses	8,700	42.2%	11,313	30.6%	(23.1)%
Research, development and engineering expenses	3,875	18.8%	3,390	9.2%	14.3%

Operating income (loss)	(7,507)	(36.4)%	1,240	3.4%	(705.4)%

Income (loss) before provision for income taxes	(7,859)	(38.1)%	793	2.1%	(1091.0)%

Net income (loss)	$(8,040)	(39.0)%	$387	1.0%	(2177.4)%

Net Sales Net sales decreased by 47% and 44% in the second quarter and six month period of 2009 respectively, as compared to the same periods in 2008. Despite increased electronic market revenue for the second quarter versus the first quarter of 2009, both the second quarter and six month year to date 2009 period have seen a decrease in net sales versus the same periods in 2008. The decreases were the result of an approximately two thirds reduction in the demand for the Company’s electronic market products. This reduction is the resulting from the macro global economic slowdown. Partially offsetting these decreases are increases in the Company’s alternative energy product sales, in the second quarter and the first six months of 2009 versus the same periods in 2008.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues
United States	$3,701	34.3%	$4,082	20.0%	$5,639	27.4%	$8,126	22.0%
Europe, Near East	2,638	24.4%	2,616	12.8%	4,953	24.0%	6,112	16.5%
Asia Pacific	4,402	40.7%	12,794	62.8%	9,044	43.9%	21,366	57.7%
Other Americas	67	0.6%	892	4.4%	978	4.7%	1,399	3.8%

Total Revenue	$10,808		$20,384		$20,614		$37,003

In the six months ended June 28, 2009 as compared to the same period in 2008, total revenue decreased in most of the Company’s geographical markets. This result is indicative of the global nature of the economic downturn. The most significant revenue decrease both in dollars and percentage is the Asia Pacific region, which is the primary market for our electronic products.

Gross Profit. The reduction in the first six months of 2009’s gross profit percentage to 24.6 from 43.1 in the first six months of 2008 was the result of several major factors. The deepening global recession reduced demand for the Company’s electronic market products and put added pressure on our selling price. During the first half of 2009, the Company’s production facilities both in the United States and China were operating well below capacity which resulted in under-absorption of factory costs. Also, with the extended recession to date and the expectation of a slow economic recovery, the Company, primarily for its electronic products inventory, increased inventory reserves by approximately $1.2 million. One additional factor suppressing the gross margin percentage in the first six months of 2009 was the first time assembly and shipment of both new thin film and silicon solar systems.

Selling, General and Administrative (SG&A). SG&A expenses decreased by $1.6 million or 25.5% from $6.4 million in Q2 2008 to $4.8 million in Q2 2009. Approximately half of this Q2 2009 decrease occurred in commission expense as the result of decreased revenue. The other half of the Q2 2009 reductions versus Q2 2008 occurred in each of the expense functions of service, sales, marketing and administration as the Company took several cost reduction actions to reduce costs as revenues declined. SG&A expenses for the first half of 2009 versus the same period in 2008 decreased by $2.6 million or 23.1%, primarily due to the lower commission on reduced sales and expense reductions in the Company’s service, sales and administrative functions.

Research, Development and Engineering (RD&E) In Q2 and in the first six months of 2009, the Company increased its spending on RD&E as compared to the same periods in 2008 by $110,000 or 6.2% and $485,000 or 14.3% respectively, increases were due primarily for development efforts towards next generation products for the alternative energy market.

Operating Income (Loss) The impact of the revenue decreases and its associated effect on gross margins in Q2 and the first six months of 2009 resulted in operating losses of $3.0 million and $7.5 million, respectively.

Foreign Exchange loss. The foreign exchange loss in Q2 2009 was $177,000 as compared to $395,000 in Q2 2008. For the first six months of 2009 and 2008 foreign exchange losses were $ 235,000 and $271,000 respectively. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations.

Income Taxes. During the six months ended June 28, 2009, we recorded an income tax provision of approximately $181,000 as compared to $ 406,000 for the six months ended June 29 2008. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by corporate tax entity to the consolidated tax provision. The portion of the consolidated tax provision for China withholding taxes are not related to pre-tax income. The China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

The Company has federal and state net operating loss carry forwards of approximately $12 million against which it has recorded a full valuation allowance because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2009, the Company had $25.3 million in cash and cash equivalents, a decrease of $2.1 million versus $27.4 million at the end of 2008.

During the six months ended June 28, 2009, the Company used net cash resources of approximately $1.3 million for operating activities. The use of cash was primarily the result of a net loss of $8.0 million, a $1.4 million decrease in accounts payable, and a $1.5 million decrease in accrued expenses; offset by a $6.3 million decrease in accounts receivable, adding back depreciation and amortization of $1.1 million and a $2.2 million decrease in inventory.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allowed for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. The Company could elect to borrow at interest rates related to the bank’s prime rate or LIBOR. This loan agreement extended to December 31, 2010. At June 28, 2009, there were no borrowings outstanding under the loan agreement.

The loan agreement is subject to maintaining certain financial covenants. Due to the recorded losses in Q4 2008, Q1 2009 and Q2 2009, the Company is not in compliance with the required rolling four quarters minimum debt coverage ratio in the loan agreement. Given the uncertainty surrounding the timing of an economic recovery from the global recession, the Company has suspended negotiations with the bank until a return to profitability is at hand. At such time, the Company will work with the bank to receive a waiver which may require modifications, agreeable to both parties, to the provisions of the existing loan agreement. There is no current debt outstanding against this line.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at June 28, 2009 of approximately $9.1 million.

As of June 28, 2009, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements through 2010.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

In the first two quarters of 2009, inflation had no material impact on our business and financial results.

FORWARD LOOKING STATEMENTS

This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of the sufficiency of capital resources through 2010 is a forward-looking statement. Such statements are made pursuant to the “safe harbor” provisions under the securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the cyclicality of our business; our manufacturing in China; a failure to maintain cost reductions; risks related to sales to the energy generation market; a failure to increase sales across our industries; a failure to effectively develop and market our products; changes in the economic, political, legal and business environments in the countries in which we operate; a failure of our business systems; the time and costs related to complying with the requirements of the Sarbanes-Oxley Act; and the loss of key personnel. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates primarily through our revolving loan agreement. As of June 28, 2009, we had no debt outstanding under our revolving loan agreement.

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

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 28, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded based on the aforementioned material weaknesses as of the end of the period covered by the 2008 Annual Report on Form 10-K and at the period ended June 28, 2009 that our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the ineffectiveness of our disclosure controls and procedures, we believe the consolidated financial statements present fairly, in all material respects, our financial position or results of operations, and cash flows as of June 28, 2009 and June 29, 2008 and for the three and six month periods ended June 28, 2009 and June 29, 2008.

2. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors are disclosed in the Company’s 2008 Annual Report on Form 10-K. During the quarter ended June 28, 2009, there were no material changes to the risk factors for the business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 15, 2009, the Company’s stockholders voted as follows:

To elect the following nominees to the Board of Directors:

All received a plurality of the votes cast by stockholders entitled to vote thereon. These individuals will serve as directors until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	Total vote “For”	Total vote “Withheld”
Paul J. van der Wansem	8,672,164	269,935
G. Mead Wyman	8,053,483	888,616
John E. Beard	8,042,479	899,620
Joseph F. Wrinn	8,059915	882,184
J. Samuel Parkhill	8,055,190	886,909

The proposal to amend our 2003 Equity Incentive Plan to implement a stock option exchange program received a plurality of the votes cast thereon.

To amend the Company’s 2003 Equity Incentive Plan to increase the number of shares authorized for issuance:

For	4,360,350
Against	2,822,437
Abstain	4,153
Non-Votes	1,755,159

Item 6.	EXHIBITS

(a) Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 6, 2009	BY:	/s/ Paul J. van der Wansem
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: August 6, 2009	BY:	/s/ Peter J. Tallian
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)