Form 10-K/A
period 2008-12-31
BTU INTERNATIONAL INC
filed 2009-10-27
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The registrant is filing this Form 10-K/A to correct an error in the signature page of its Annual Report on Form 10-K filed on March 16, 2009. The signature page omitted language making it clear that the officers signing the signature page were doing so both on behalf of the registrant and in the capacities noted next to their names. That was the intent at the time of the filing and this amendment is being filed for the sole purpose of clarifying that intent.

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
Paul J. van der Wansem,
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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
J. Samuel Parkhill,
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BTU INTERNATIONAL, INC.
Date: October 27, 2009

	By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem,
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors