Form 10-Q
period 2009-09-27
BTU INTERNATIONAL INC
filed 2009-11-06
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of November 4, 2009: 9,213,942 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 27, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$24,792	$27,464
Accounts receivable, net	11,414	15,450
Inventories, net	15,149	19,044
Other current assets	465	909

Total current assets	51,820	62,867
Property, plant and equipment, net	6,311	6,886
Other assets, net	1,149	1,562

Total assets	$59,280	$71,315

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$305	$290
Accounts payable	3,994	5,058
Other current liabilities	6,768	7,399

Total current liabilities	11,067	12,747
Long-term debt, less current portion	8,763	8,988

Total liabilities	19,830	21,735

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,577,742 shares issued and 9,209,775 shares outstanding at September 27, 2009 and 10,557,291 shares issued and 9,353,187 shares outstanding at December 31, 2008	106	105
Additional paid in capital	46,438	45,458
Retained earnings/(accumulated deficit)	(3,942)	6,718
Treasury stock, at cost, 1,367,967 shares at September 27, 2009 and 1,204,104 shares at December 31, 2008	(4,990)	(4,391)
Accumulated other comprehensive income	1,838	1,690

Total stockholders’ equity	39,450	49,580

Total liabilities and stockholders’ equity	$59,280	$71,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$12,409	$20,578	$33,023	$57,581
Costs of goods sold	8,548	11,373	24,093	32,433

Gross profit	3,861	9,205	8,930	25,148

Operating expenses:
Selling, general and administrative	4,697	6,372	13,397	17,685
Research, development and engineering	1,411	1,748	5,286	5,138

Operating income (loss)	(2,247)	1,085	(9,753)	2,325

Interest income	68	121	214	299
Interest expense	(206)	(182)	(504)	(536)
Foreign exchange loss	(4)	(151)	(239)	(422)
Other income, net	7	1	41	1

Income (loss) before provision for income taxes	(2,382)	874	(10,241)	1,667
Provision for income taxes	238	197	419	603

Net income (loss)	$(2,620)	$677	$(10,660)	$1,064

Income (loss) per share:
Basic	$(0.29)	$0.07	$(1.16)	$0.11
Diluted	$(0.29)	$0.07	$(1.16)	$0.11

Weighted average number of shares outstanding:
Basic shares	9,194,502	9,389,456	9,222,723	9,373,294
Effect of dilutive options	—	141,738	—	154,602

Diluted shares	9,194,502	9,531,194	9,222,723	9,527,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$			# of shares	$
Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580
Net loss	—	—	—	(10,660)	—	—	—	(10,660)
Exercise of stock options	8	—	17	—	—	—	—	17
Restricted stock forfeited	(2)		(4)					(4)
Purchase of treasury stock	—	—	—	—	164	(599)	—	(599)
Issuance of common stock	14	1	52	—	—	—	—	53
Stock-based compensation	—	—	915	—	—	—	—	915
Translation adjustment	—	—	—	—	—	—	148	148

Balance at September 27, 2009	10,577	$106	$46,438	$(3,942)	1,368	$(4,990)	$1,838	$39,450

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 27, 2009		September 28, 2008
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(2,620)	$(10,660)	$677	$1,064
Other comprehensive income (loss):
Foreign currency translation adjustment	1	148	(44)	1,129

Comprehensive income (loss)	$(2,619)	$(10,512)	$633	$2,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

(in thousands)

(unaudited)

	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income (loss)	$(10,660)	$1,064
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	1,196	902
Amortization	392	391
Provision (recovery) for bad debts	(7)	53
Provision for inventory obsolescense	1,522	13
Stock-based compensation	915	852
Loss on foreign currency hedge	—	64
Net change in operating assets and liabilities:
Accounts receivable	4,076	(1,324)
Inventories	2,257	(1,058)
Other current assets	477	(219)
Other assets	(9)	(11)
Accounts payable	(1,109)	412
Other current liabilites	(659)	4,701

Net cash provided by (used in) operating activities	(1,609)	5,840

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(479)	(2,134)
Settlement of forward hedge contract	—	60

Net cash used in investing activities	(479)	(2,074)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(210)	(499)
Issuance of common or restricted stock	49	46
Purchases of treasury stock	(599)	—
Proceeds from the exercise of stock options	17	104

Net cash used in financing activities	(743)	(349)

Effects of exchange rates on cash	159	527

Net increase (decrease) in cash and cash equivalents	(2,672)	3,944
Cash and cash equivalents, beginning of period	27,464	25,065

Cash and cash equivalents, end of period	$24,792	$29,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

(in thousands)

(unaudited)

	September 27, 2009	September 28, 2008
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$322	$261
Income taxes	424	162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2008 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 27, 2009 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 27, 2009 and September 28, 2008 are unaudited. The condensed consolidated statements of cash flows and statements of stockholders’ equity for the nine months ended September 27, 2009 and September 28, 2008 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2008, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Subsequent Events—The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories, net

	September 27, 2009	December 31, 2008
	(in thousands)
Raw materials and manufactured components	$6,942	$8,961
Work-in-process	5,406	7,021
Finished goods	2,801	3,062

	$15,149	$19,044

(4) Debt

Long-Term Debt at September 27, 2009 and December 31, 2008 consisted of (in thousands):

	September 27, 2009	December 31, 2008
Mortgage note payable, interest rate of 6.84%	$9,068	$9,277
Capital lease obligations, interest rate of 6.75%	—	1

	9,068	9,278
Less—current maturities	305	290

	$8,763	$8,988

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allowed for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. This loan agreement extended to December 31, 2010.

The loan agreement was subject to maintaining certain financial covenants. Due to the Company’s recorded losses, the Company is not in compliance with the financial covenants. This non-compliance precluded the Company from borrowing under the facility.

Given the uncertainty surrounding the timing of an economic recovery from the global recession and the Company’s return to profitability, on August 31, 2009, the Company and the bank mutually agreed to terminate the loan agreement. The termination of the loan agreement is not expected to have a material impact on the Company’s short-term liquidity. The Company has never borrowed for working capital against its $15 million line of credit due to its level of available cash and cash equivalents. There were no costs incurred related to the termination of loan agreement.

On August 31, 2009, the Company entered into a pledge and assignment agreement with the bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At September 27, 2009 the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $130,000. This restricted cash value is included in the Company’s balance sheet in other current assets.

(5) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. The number of common shares underlying options that were not included in the determination of diluted EPS, because their effect would be anti-dilutive, was 338,360 and 681,610 for the three and nine months ended September 27, 2009 and 454,276 and 374,762 for the three and nine months ended September 28, 2008, respectively.

(6) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $303,027 and $911,598 for the three and nine months ended September 27, 2009 respectively, and $305,172 and $831,587 for the three and nine months ended September 28, 2008, respectively. These amounts do not include expense related to restricted stock awards.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeiture rate of 20% for the periods ended September 27, 2009 and September 28, 2008. We used the following assumptions for options issued in the following periods:

	Three months ended
	September 27, 2009	September 28, 2008
Calculation of Fair Values—Assumptions Used:
Expected Volatility	No Options	65.57%
Expected Life	Issued in	4.68
Risk-Free Interest Rate	Q3 2009	2.61%
Expected Dividend Yield		None

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the stock option activity during the nine months ended September 27, 2009.

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2008	1,069,535	$9.17
Granted	196,768	4.06
Exercised	(7,702)	2.25
Forfeited	(20,301)	9.05
Exchanged (Eligible options)	(379,100)	11.60
Exchanged (Replacement options)	151,640	4.06

Outstanding at September 27, 2009	1,010,840	$6.56	4.90	$1,465,692
Exercisable at September 27, 2009	359,242	$7.46	3.21	$560,960

The weighted-average grant-date fair values of options granted during the nine-month periods ended September 27, 2009 and September 28, 2008 were $4.06 and $5.54, respectively. The fair value of options exercised during the nine-month periods ended September 27, 2009 and September 28, 2008 were $17,337 and $65,871, respectively.

As of September 27, 2009, there was $ 2,553,037 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the nine-month period ended September 27, 2009 was $656,571.

Option Exchange Program

On April 27, 2009, the Board of Directors approved, subject to stockholder approval, a one-time stock option exchange program (the “Exchange Program”). The Exchange Program was approved at the Annual Meeting of Stockholders held on May 15, 2009. The Exchange Program permitted all current employees of the Company and its subsidiaries, excluding its Chief Executive Officer but including all other executive officers (each, an “Eligible Employee” and collectively, “Eligible Employees”), who hold outstanding options under the 2003 Equity Incentive Plan with an exercise price per share equal to or greater than $10.05 (the “Threshold Price”), to exchange outstanding stock options (“Eligible Options”) for a lesser number of options (“Replacement Options”), with such number of Replacement Options issuable upon exchange calculated at 0.4 shares of Replacement Options for one share of Eligible Options. The exchange offer expired on May 16, 2009. Pursuant to the Exchange Program, the Replacement Options have an exercise price of $4.06, which is equal to the last reported closing sales price for a share of the Company’s common stock as of the last trading day immediately preceding the date that the Replacement Option is granted, which was May 15, 2009. The total number of stock options eligible to be exchanged was 475,500. The actual options exchanged were 379,100 for 151,640 Replacement Options.

On the date of exchange, the estimated fair value of the Replacement Options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there is no incremental fair value of the Replacement Options, and therefore no incremental compensation expense will be recorded related to the exchange program. The Company will recognize the remaining compensation expense related to the exchanged options over the vesting period of the newly granted awards, not over the original vesting period of the original options. The Replacement Options become exercisable over a period of three years, with one-third vesting on the first anniversary of the date the Replacement Options were granted and one-third vesting on each anniversary thereafter, so long as the option holder continues to be employed by the Company.

(7) Revenue Recognition

For the three and nine months ended September 27, 2009, there was $1,053,778 and $3,943,391, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended September 28, 2008, there was $1,174,490 and $3,725,715, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 16, 2009 with the Securities and Exchange Commission.

In addition, the Company defers revenue if any of the four key elements (evidence of a contractual arrangement, ownership transferred, fixed price & collectability) of revenue recognition are missing. In addition, revenue could be deferred beyond shipment under certain

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

circumstances related to customer acceptance, installation and functionality. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above, remain in the Company’s inventory values on the Balance Sheet until revenue is recognizable. Any cash collected from customers for products, prior to the time of revenue recognition, is offset by recording a progress payment liability on the Balance Sheet.

(8) Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2—Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, it is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values.

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

c. Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of September 27, 2009 was approximately $8,763,000, based on the prevailing cost of capital to the Company. The current market rate approximates the rate of the mortgage note payable of 6.84%.

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 27, 2009 (in thousands):

Nine Months Ended September 27, 2009
Beginning balance, December 31, 2008	$683
Plus: accruals related to new sales	480
Less: warranty claims incurred	(394)
Less: reversal of excess requirements	(359)

Ending balance, September 27, 2009	$410

(10) Contingent Liabilities.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that is considered hazardous under EPA regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in other current liabilities on the balance sheet as of September 27, 2009. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

(11) Recent Accounting Pronouncements

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations. References made to FASB guidance throughout this document have been updated for the Codification.

FASB ASC 805, Business Combinations, (“ASC 805” and formerly referred to as SFAS No. 141(R)), requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective for fiscal years beginning after December 15, 2008, which is the Company’s consolidated fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, Consolidation—Transition and Open Effective Date Information (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability. This pronouncement will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. ASC 810-10-65 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date, to the extent the company enters into an acquisition with a non-controlling interest. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance now codified as ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. ASC 815-10 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

exposure of a net investment in a foreign operation. ASC 815-10 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of ASC 815-10 are applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, ASC 815-10 became effective at the beginning of the 2009 fiscal year. The adoption of this Standard did not have a material effect on the Company’s disclosures as the Company did not have any derivative instruments at September 27, 2009.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of June 29, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures. The Company has evaluated subsequent events through November 6, 2009.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Tangible Long-lived assets by geographic location are as follows (in thousands):

	September 27, 2009	December 31, 2008
North America	$5,651	$6,132
Asia Pacific	660	754

	$6,311	$6,886

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BTU International, founded in 1950 and headquartered in Billerica, Massachusetts, is a supplier of advanced thermal processing equipment to the energy generation market and electronics manufacturing market. We manufacture reflow furnaces for printed circuit board assembly as well as semiconductor wafer-level and die-level packaging equipment. In addition, we participate in the growing alternative energy market for which we provide thermal process equipment for the manufacturing of solar cells, fuel cells and nuclear fuels.

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

The Company has been affected negatively by the global economic downturn. In our electronics market products, there has been a significant reduction in demand, with some improvement in the second and third quarters of 2009. As for our alternative energy market, after significant growth in 2008, we have seen demand flatten in 2009 resulting from the economic climate.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items in our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	September 27, 2009		September 28, 2008
	($ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$12,409	100.0%	$20,578	100.0%	(39.7)%
Cost of goods sold	8,548	68.9%	11,373	55.3%	(24.8)%

Gross profit	3,861	31.1%	9,205	44.7%	(58.1)%

Selling, general and administrative expenses	4,697	37.8%	6,372	31.0%	(26.3)%
Research, development and engineering expenses	1,411	11.4%	1,748	8.5%	(19.3)%

Operating income (loss)	(2,247)	(18.1)%	1,085	5.3%	(307.1)%
Income (loss) before provision for income taxes	(2,382)	(19.2)%	874	4.2%	(372.6)%

Net income (loss)	$(2,620)	(21.1)%	$677	3.3%	(487.0)%

	Nine Months Ended
	September 27, 2009		September 28, 2008
	($ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$33,023	100.0%	$57,581	100.0%	(42.6)%
Cost of goods sold	24,093	73.0%	32,433	56.3%	(25.7)%

Gross profit	8,930	27.0%	25,148	43.7%	(64.5)%

Selling, general and administrative expenses	13,397	40.6%	17,685	30.7%	(24.2)%
Research, development and engineering expenses	5,286	16.0%	5,138	8.9%	2.9%

Operating income (loss)	(9,753)	(29.5)%	2,325	4.0%	(519.5)%
Income (loss) before provision for income taxes	(10,241)	(31.0)%	1,667	2.9%	(714.3)%

Net income (loss)	$(10,660)	(32.3)%	$1,064	1.8%	(1101.9)%

Net Sales. Net sales in the third quarter of 2009 decreased by $8.2 million or 39.7% versus the same quarter in 2008. Net sales in Q3 2009 versus Q3 2008 for the Company’s electronic market systems decreased by $5.9 million or 45.5%; for alternative energy systems decreased by $0.6 million or 13.1%; while parts, service and other market systems decreased by $1.7 million. Net sales for the nine months year to date 2009 versus 2008 decreased by $24.6 million or 42.6%. Net sales for the nine months year to date 2009 versus the same period of 2008 for the Company’s electronic market systems decreased by $23.1 million or 62.0%; for alternative energy systems increased by $1.8 million or 14.5%; while parts, service and other market systems decreased by $3.3 million. Despite increased electronic market systems revenue for the second and third quarters of 2009 versus the first quarter of 2009, both the third quarter and nine months year to date 2009 periods have experienced significant decreases in the volume of electronic systems sold versus the same periods in 2008. The reduction in the demand for the Company’s electronic market products resulted from the macro global economic slowdown. The Company’s alternative energy systems sales growth, which grew by two thirds in 2008 has softened in 2009 as a result of the economic downturn.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	$	% of revenues	$	% of revenues	$	% of revenues	$	% of revenues
United States	$2,194	17.7%	$3,406	16.6%	$7,833	23.7%	$11,533	20.0%
Europe, Near East	2,040	16.4%	2,763	13.4%	6,994	21.2%	8,874	15.4%
Asia Pacific	7,864	63.4%	12,927	62.8%	16,908	51.2%	34,293	59.6%
Other Americas	311	2.5%	1,482	7.2%	1,288	3.9%	2,881	5.0%

Total Revenue	$12,409		$20,578		$33,023		$57,581

The Asia Pacific third quarter 2009 revenue as a percentage of total revenue was 63.4%. However in total dollar amounts, Asia Pacific revenues continue to remain substantially below Q3 2008 revenue but have increased in the current year from a low of 40.7% of total revenues in the first quarter of 2009. The increase is primarily the result of a recovering electronics market in Asia. In the nine months ended September 27, 2009 as compared to the same period in 2008, total revenue decreased in all of the Company’s geographical markets. This result is indicative of the global nature of the economic downturn. The most significant revenue decrease both in dollars and percentage is the Asia Pacific region, which is the primary market for our electronic products.

Gross Profit. The gross profit percentage for the first nine months of 2009 decreased to 27.0% from 43.7% compared to the first nine months of 2008 due to several major factors: The continuing global recession reduced demand for the Company’s electronic market products and put some added pressure on our selling prices. The Company’s production facilities both in the United States and China were operating below capacity which resulted in under-absorption of factory costs. The Company increased its inventory obsolescence reserve by approximately $1.5 million primarily for its electronic products inventory due to slow demand as a result of the economic slow down. One additional factor suppressing the gross margin percentage in the first nine months of 2009 was the first time assembly and shipment of both new thin film and silicon solar systems.

Selling, General and Administrative (SG&A) SG&A expenses decreased by $1.7 million or 26.3% from $6.4 million in Q3 2008 to $4.7 million in Q3 2009. Approximately half of this Q3 2009 decrease versus Q3 2008 occurred in commission expense as the result of decreased revenue. The other half of the Q3 2009 reductions versus Q3 2008 occurred in each of the expense functions of service, sales and administration as the Company took several cost reduction actions to reduce expenses. SG&A expenses for the first nine months of 2009 versus the same period in 2008 decreased by $4.3 million or 24.2% from $17.7 million to $13.4 million. This reduction was primarily due to lower commissions on decreased sales and lower expenses in the Company’s service, sales and administrative functions as a result of the aforementioned cost reduction actions.

Research, Development and Engineering (RD&E) RD&E expenses decreased by $337,000 or 19.3% from $1.7 million in Q3 2008 to $1.4 million in Q3 2009. The reductions are the result of the Company’s actions of reducing contract labor and purchased materials, in the third quarter of 2009. In the first nine months of 2009, the Company’s spending on RD&E as compared to the same period in 2008 was relatively flat as a result of the Q3 2009 expense reductions. RD&E spending during the first nine months of 2009 was primarily for development efforts towards next generation products for the alternative energy market.

Operating Income (Loss) The impact of the revenue decreases and its associated effect on gross margins in Q3 2009 and the first nine months of 2009 resulted in operating losses of $2.2 million and $9.8 million, respectively.

Foreign Exchange loss The foreign exchange loss in Q3 2009 was $4,000 as compared to $151,000 in Q3 2008. For the first nine months of 2009 and 2008 foreign exchange losses were $ 239,000 and $422,000, respectively. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations.

Income Taxes During the three and nine months ended September 27, 2009, we recorded an income tax provision of approximately $ 238,000 and $419,000, respectively as compared to $197,000 and $603,000 respectively for the three and nine months ended September 28, 2008. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. A portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

The Company has federal and state net operating loss carry forwards of approximately $15 million against which it has recorded a full valuation allowance because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2009, the Company had $24.8 million in cash and cash equivalents, a decrease of $2.7 million versus $27.5 million at the end of 2008.

During the nine months ended September 27, 2009, the Company used net cash resources of approximately $1.6 million for operating activities. The use of cash was primarily the result of a net loss of $10.7 million, a $1.1 million decrease in accounts payable, and a $0.7 million decrease in current liabilities; offset by a $4.1 million decrease in accounts receivable, adding back depreciation, amortization and stock based compensation of $2.5 million, a $3.8 million decrease in inventory and a $0.5 million decrease in other current assets.

On March 1, 2007, the Company entered into an amended revolving loan agreement with a bank that allowed for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. This loan agreement extended to December 31, 2010.

The loan agreement was subject to maintaining certain financial covenants. Due to the Company’s recorded losses over the past four quarters, the Company was not in compliance with the financial covenants. This non-compliance precluded the Company from borrowing under the facility.

Given the uncertainty surrounding the timing of an economic recovery from the global recession and the Company’s return to profitability, on August 31, 2009, the Company and the bank mutually agreed to terminate the loan agreement. The impact of termination of the loan agreement is not expected to have a material impact on the Company’s short-term liquidity. The Company has never borrowed against its $15 million line of credit due to its level of available cash.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At September 27, 2009, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $130,000. This restricted cash value is included in the Company’s balance sheet in other current assets.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at September 27, 2009 of approximately $9.1 million.

As of September 27, 2009, the Company has no material commitments relating to capital expenditures.

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

In the first three quarters of 2009, inflation had no material impact on our business and financial results.

FORWARD LOOKING STATEMENTS

        This Report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly fluctuations in results. In particular, our forecast of the sufficiency of capital resources through 2010 is a forward-looking statement. Such statements are made pursuant to the “safe harbor” provisions under the securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the cyclicality of our business; our manufacturing in China; a failure to maintain cost reductions; risks related to sales to the energy generation market; a failure to increase sales across our industries; a failure to effectively develop and market our products; changes in the economic, political, legal and business environments in the countries in which we operate; a failure of our business systems; the time and costs related to complying with the requirements of the Sarbanes-

Oxley Act; and the loss of key personnel. Actual results may vary materially. Accordingly, you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to revise or update such forward-looking statements in order to reflect future events or developments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant percentage of our consolidated revenues are derived from foreign sources. Accordingly, our financial results are impacted by changes in foreign currency exchange rates with respect to the U.S. dollar. The Company has a substantial manufacturing presence in China and sales into China are primarily in U.S. dollars, Should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described under “Management’s Annual Report on Internal Control over Financial Reporting in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009” material weaknesses were identified in our internal control over financial reporting related to the Company having an insufficient number of accounting personnel with an appropriate level of accounting knowledge and experience to prepare its financial statements in a timely and accurate manner, and the Company’s review of intercompany account reconciliations and of intercompany inventory receipts and coding of related invoices to the appropriate intercompany payable accounts was ineffective.

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 27, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded based on the aforementioned material weaknesses as of the end of the period covered by the 2008 Annual Report on Form 10-K and at the period ended September 27, 2009 that our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the ineffectiveness of our disclosure controls and procedures, we believe the consolidated financial statements present fairly, in all material respects, our financial position and results of operations, as of September 27, 2009 and December 31, 2008 and for the three and nine month periods ended September 27, 2009 and September 28, 2008. Further we believe our cash flows for the nine month periods ended September 27, 2009 and September 28, 2008 are also presented fairly.

2. Changes in Internal Control over Financial Reporting

Although at this time we are not in a position to conclude with sufficient certainty that the changes in our internal control over financial reporting that have occurred during the nine months ended September 27, 2009 have materially affected, or are reasonably likely to affect, our internal control over financial reporting, other than as described in the following paragraph, there have been no material changes to our internal control over financial reporting during the last fiscal quarter.

3. Management’s remediation initiatives.

Under the direction of our new Chief Financial Officer (CFO), we have undertaken remediation initiatives starting in the second quarter of 2009 to correct the material weaknesses in internal control over financial reporting. These initiatives include the hiring of additional staff which include the new CFO and a new manager of external reporting and tax. Under the direction of the CFO, there are now frequent meetings and training sessions with members of the accounting staff. Checklists are now utilized on a monthly basis outlining all key tasks. Specialized consultants, who focus on accounting controls, have been assisting the accounting staff on a daily basis since the middle of the second quarter. The quality and timeliness of closing our general ledger on a monthly basis and preparing quarterly financial statements has improved through direct management focus. The accounting department has been reorganized to balance workload among staff members. The material weakness related to intercompany accounting has been addressed through additional system controls and procedures and now reconciles on a monthly basis. These steps were designed to remediate the control deficiencies that gave rise to the material weaknesses. Note that much of the remediation involves personnel and training, the effectiveness of which is less susceptible to precise measurement. We believe that these and other steps will over time materially affect our control over financial reporting and eliminate the identified material weaknesses, but we believe it will take additional time and testing for us to reach this conclusion with certainty.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Risk factors are disclosed in the Company’s 2008 Annual Report on Form 10-K. During the quarter ended September 27, 2009, there were no material changes to the risk factors for the business.

Item 5.	Other Information

The Company was party to an amended revolving loan agreement with a bank that allowed for unsecured aggregate borrowings, including letters of credit, up to a maximum of $15 million against a borrowing base of accounts receivable, inventory and fixed assets. This loan agreement extended to December 31, 2010.

The loan agreement was subject to maintaining certain financial covenants. Due to the Company’s recorded losses, the Company was not in compliance with the financial covenants. This non-compliance precluded the Company from borrowing under the facility.

Given the uncertainty surrounding the timing of an economic recovery from the global recession and the Company’s return to profitability, on August 31, 2009, the Company and the bank mutually agreed to terminate the loan agreement. The termination of the loan agreement is not expected to have a material impact on the Company’s short-term liquidity. The Company has never borrowed for working capital against its $15 million line of credit due to its level of available cash.

No penalties were paid by the Company in connection with termination of this loan agreement.

Item 6,	Exhibits

(a) Exhibits

Exhibit 31.1	- Section 302 Certification
Exhibit 31.2	- Section 302 Certification
Exhibit 32.1	- Section 906 Certification
Exhibit 32.2	- Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: November 6, 2009	BY:	/s/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: November 6, 2009	BY:	/s/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)