Form 10-K
period 2009-12-31
BTU INTERNATIONAL INC
filed 2010-03-04
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER 000-17297

BTU INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-2781248
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

23 ESQUIRE ROAD, NORTH BILLERICA, MASSACHUSETTS	01862-2596
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 667-4111

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 Par Value	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files.) Yes ☐ No ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, $0.01 par value, of the Company held by non-affiliates of the Company was $40,987,014 on June 26, 2009.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of February 28, 2010: 9,251,872 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Overview

BTU International, Inc. (“BTU” or the “Company”), founded in 1950 and headquartered in North Billerica, Massachusetts, is a market-leading, global supplier of advanced thermal processing equipment to the alternative energy and electronics manufacturing markets. BTU equipment is used in the production of solar cells and nuclear fuel, as well as in printed circuit board assembly and semiconductor packaging.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. Also in alternative energy, our customers use our thermal systems for the processing of nuclear fuels. Our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package.

Industry Background

Alternative Energy Markets

BTU’s alternative energy business primarily addresses two distinct markets: the manufacturing of solar cells and nuclear fuels. Our alternative energy focus in the future is in the solar cell market.

Photovoltaics. BTU offers solar processing equipment for both silicon and thin film photovoltaics. In thin film photovoltaics, BTU’s equipment is used for both the CIGS and CdTe processes. These thin film systems generally sell in the range of $800,000 to $2.0 million.

Silicon photovoltaic applications are served by BTU’s metallization furnaces and in-line diffusion systems. The MERIDIAN™ system is used for phosphorous diffusion and integrates in-line coating with thermal processing. This system is targeted for customers transitioning from batch to in-line processing. The MERIDIAN™ sells in the range of $800,000 to $1.2 million.

BTU’s metallization products include the TRITAN™ and Photovoltaic Dryer (“PVD”) systems. The TRITAN™ is the second generation product, featuring a unique multiple belt transport system with optimized wavelength thermal heating. The TRITAN™ is capable of processing dual lane wafers and sells in the range of $200,000 to $400,000. The PVD series is BTU’s first generation metallization drying and firing solution. It offers a wide variety of configurations from lab scale to mass production. The PVD series sells in the range of $100,000 to $275,000.

Nuclear Fuel. Another application for BTU systems is for sintering nuclear fuel. These sintering processes operate at approximately 1750°C in a hydrogen reduction atmosphere. Our market leading product for this application is our patented Walking Beam system, which is ideally suited for the high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads through the process chamber. Walking Beam systems, which are used to sinter gadolinium and uranium pellets used for nuclear fuel generation, generally sell in the range of $2.4 to $3.6 million.

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

Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and the shift to low cost regions such as China, particularly for electronics producers, has driven the demand for equipment with a lower cost of ownership. The recent global economic crisis has affected the electronics market, causing a reduction in demand for these products.

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

Another technological challenge for continuous thermal processing systems is achieving precisely controlled atmospheric conditions within the process chamber. In order to facilitate thermal processing without contamination of or damage to the product, many thermal processing systems use a substantially oxygen-free atmosphere of nitrogen or hydrogen in their process chambers. If such gases are used, the exit of process gases and/or the entry of contaminating air must be minimized, even though the product enters and exits the system continuously from the ambient atmosphere. Maintaining a pure, safe and controlled atmosphere in the open process chamber, while minimizing the consumption of nitrogen or hydrogen gases in order to reduce operating costs, presents significant engineering challenges.

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

In applications using flux or other process chemicals, the volatile compounds that are vaporized during the thermal processing cycle must be contained and collected so that they do not condense in the system or damage the environment. The efficient containment, collection and disposal of the flux or other process chemicals are important factors in achieving high system up time, high throughput and reliability.

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

Worldwide Customer Support. Our goal is to provide our customers with global technical service support, in-depth process engineering support and rapid delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with twenty-four hours a day, seven days a week telephonic support and extensive customer training programs.

Our Strategy

Our objective is to be the leading provider of thermal and other processing systems to the alternative energy and electronics assembly markets. To achieve this goal and maximize value for our shareholders, our strategy includes the following elements:

1.	Continue to focus on expanding our alternative energy related business, especially solar;

2.	Deepen relationships with key partners to facilitate product development for next generation technologies, particularly in the rapidly growing energy generation markets;

3.	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

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

In thin film photovoltaics, BTU leverages its experience with large-scale, custom, in-line thermal processing systems. System designs are scalable and are sold for lab, pilot and production sized applications. These systems generally sell for in excess of $1 million, although the price can vary widely based on size and features.

Nuclear Fuels. We offer both walking beam and pusher systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell in the range of $2.4 to $3.6 million.

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

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Of our top ten revenue generating customers in 2009, three were solar customers, and no customer accounted for more than 10% of our total net sales.

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

Research, Development and Engineering

Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering activities in 2009 were focused on the development of new products and improved furnace applications for thermal solutions for alternative energy application processes. The introduction of the TRITAN™ system, a new platform for solar cell metallization and the potential solar cell efficiency improvements from the introduction of backside coating capability on our MERIDIAN™ In-Line Diffusion System were the primary focus for our silicon based solar cell product applications. Thin film solar cell thermal equipment systems and process applications for various substrates are under on-going development to meet market needs.

In the electronics assembly markets, we continue to enhance our numerous PYRAMAX™ models to meet the expanding needs of our customers. These improved PYRAMAX™ offerings were developed jointly by BTU engineers in China and the U.S. In addition, a development team is doing basic research on a different heating method using microwave energy and rapid heating cycles that can be used in many different thermal processes.

Close working relationships between our key customers and our product engineering teams enable us to incorporate our customers’ feedback and needs into our product development efforts. We have integrated our product design, manufacturing, engineering and after sales support documentation in support of the new product introduction process. During 2009, we completed the installation of our advanced engineering design computer software system that links, in real time, joint product development activity in China and the U.S.

Our research, development and engineering costs for the years ended December 31, 2009, 2008 and 2007 can be found on our Consolidated Statements of Operations, contained herein.

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

In the past few years, we have substantially improved our global supply chain and reduced our material costs. We have upgraded and reorganized our operations organization in the U.S. In addition, we have leveraged our presence in China to widen the supply base for our Shanghai manufactured electronics assembly and solar cell metallization products.

Continuous improvement in the supply chain is a key strategic imperative. We have established a global sourcing organization, based in China, to further develop high quality, cost effective suppliers throughout the world.

Our commitment to developing new products, a desire to increase collaboration between engineering teams located in the U.S. and China, and the need to protect our intellectual property led us to implement an enterprise data management system in our North Billerica and Shanghai design centers. In addition to the overall benefits of increased collaboration and information control, the system has significantly improved the productivity of China-based engineers, speeding migration of new products to manufacturing facilities in Shanghai.

We have outsourced the manufacture of most of our significant component systems, thereby reducing cycle time and increasing our inventory turnover. We seek to adhere closely to the principles of total quality management and have been ISO 9001 certified since 1998. In our North Billerica facility, we converted to ISO 9001:2008 in October 2009, and our Shanghai, China manufacturing operations has been ISO 9001:2008 certified since July 2009. Our customers, suppliers and employees are strongly encouraged to provide feedback and suggestions for improvements in products and services.

Intellectual Property

We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights, including our trademarks, trade secrets and copyrights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S. Our current portfolio includes 60 issued patents, 54 trademarks that are registered or pending and 77 pending patent applications.

We license software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

Backlog

Backlog as of December 31, 2009, was $15.3 million, compared to $15.9 million as of December 31, 2008. As of December 31, 2009, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solder reflow systems is expected to be shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Our systems for the alternative energy markets and other applications compete primarily against products offered by Schmid, Despatch, SierraTherm, Centrotherm and Harper. Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Sikama and Heller. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Employees

As of December 31, 2009, we had 352 employees, of whom 73 are engaged in sales, marketing and service, 35 in research, development and engineering, 39 in finance and administration and 205 in operations. Of these 352 employees, 188 reside outside of the U.S. All employees are full-time with the exception of 1 employee in sales, marketing and service and 1 employee in operations who are employed part-time. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control in our facilities in 2010.

As an equipment manufacturer, we generate and dispose of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because we used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, we have been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2009 as it had not been paid as of that date.

Our Web Site

Our web site is www.btu.com. It provides information about us, and allows you to obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK	FACTORS

Risks Relating to Our Business

We have faced a significant and sustained business downturn which may continue into 2010.

Our business depends on capital spending by electronics, semiconductor and solar power manufacturers, which in turn depend on current and anticipated market demand for printed circuit boards, integrated circuits and solar panels and the products that use them. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns that have had a material adverse effect on the demand for equipment that we manufacture and market. The alternative energy industry is still in the early stages of development and demand for our products has yet to develop on a sustained basis. These trends, along with the recent, unprecedented decline in global market conditions, has resulted, and may continue to result, in decreased demand in the industries we serve and our results have been dramatically affected.

We have incurred significant operating losses beginning in the fourth quarter of 2008 and continuing through the present time. These losses have been substantially offset by working capital management due to lower demand. Our cash position declined in 2009 by $2.1 million. Cash will be required in the case of ongoing operating losses and in the case of investment required in working capital to meet increased demand. These circumstances would have a material adverse effect on our business and financial condition.

We have made substantial investments in our organization to develop new products for the alternative energy market. Sales of our products to the alternative energy generation markets are subject to substantial risks.

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

Nuclear Energy. The market for nuclear fuel pellets used in power generation is dependent upon further growth in nuclear power production. Consequently, without growth in the production of nuclear power, our opportunities to grow in this area will be limited. In addition, we may need export licenses to supply this type of equipment to certain countries. Failure to maintain such licenses or obtain new required licenses may impact our ability to expand our revenue from this market.

The continuing, unprecedented decline in global market conditions has resulted, and may continue to result, in decreased demand in the alternative energy markets. Due to participation in these markets, our results are particularly susceptible to such downturns.

If we are unable to increase sales and reduce costs, our profitability may be affected negatively.

We had an operating loss of $13.5 million in 2009 compared to operating income of $0.3 million in 2008. We attribute a large portion of the decrease in operating income in 2009 to decreases in sales and lower gross profits caused primarily by the under-absorption of costs in our facilities and an increase in our inventory obsolescence reserve due to slow demand as a result of the economic slowdown. We may not experience the projected growth in our alternative energy business in 2010, which will negatively impact our profitability.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.

The industry in which we do business is extremely competitive. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings. If customers prefer products offered by our competitors, we will have difficulty maintaining or increasing our revenue. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Sikama and Heller. Our systems for the alternative energy markets and other applications compete primarily against products offered by Schmid, Centrotherm, Despatch, SierraTherm, and Harper. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, or the introduction by our competitors of products with perceived or actual advantages, could result in reduced sales of, or lower margins on, our products. In future years, we expect to face increased competition based on price, particularly from companies in Asia. If we are unable to reduce the costs of our products or introduce new lower cost products, we may lose sales to these competitors.

Sales made by our international operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Sales made by our international operations accounted for 79% of our consolidated revenue for 2009. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

During 2009, 52% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

If we fail to maintain positive relationships with key personnel, we may be unable to successfully grow our business.

Our future operating results depend substantially upon the continued service of our key personnel, who are not bound by employment agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we may fail to attract and retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

The income tax rate on our consolidated income before taxes is subject to variables beyond our control.

Our net income and cash flow can be adversely affected by innumerable conditions affecting income taxes which are outside of our control. To name but a few of the potential uncontrollable circumstances that could affect the consolidated tax rate:

•

We sell and operate globally, with manufacturing in both the United States and China. Disagreements could occur on the jurisdiction of income and taxation among different country governmental tax authorities. Potential areas of disputes could include transfer pricing values, inter-company cross charges and inter-company balances.

•

We are presently benefiting from a partial “tax holiday” in our Shanghai manufacturing subsidiary. The Chinese government tax authorities passed legislation that imposes an equalization of income tax rates for both domestic and foreign companies at a rate of 25%. This new law became effective on January 1, 2008 and is being phased in by gradually increasing our tax rate until it reaches 25% in the first quarter of 2012. The new law supersedes and overrides our tax holiday agreements. The applicability of this new uniform income tax rate law will continue to have an adverse effect on our net income and cash flow.

•

We are subject to a China withholding tax on certain non-tangible charges made under our transfer pricing agreements. The interpretation of what charges are subject to the tax and when the liability for the tax occurs has varied and could change in the future.

•

In the United States, new tax disclosure regulations, unfavorable interpretations and unforeseen enforcements by the government tax authorities of various provisions of the federal and state tax codes, could have an unfavorable impact on the amount and timing of our tax provision and cash flow.

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

We have an expanding engineering and manufacturing facility in China, and the majority of our sales are made to destinations in the Asia Pacific region. This region is known for being vulnerable to natural disasters and other risks, such as earthquakes and floods, which at times have disrupted the local economies. A significant earthquake or other crisis could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and we do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such a disaster, our business would suffer.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 19.2% of our outstanding common stock as of December 31, 2009. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

ITEM 1B. UNRESOLVED	SECURITIES AND EXCHANGE COMMISSION COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot facility. We also operate an approximately 45,000 square foot leased manufacturing, engineering, sales and service facility in Shanghai, China. We believe that our plants in the U.S. and China provide sufficient manufacturing capacity through 2010.

In England, we lease a facility for our European and Near East sales and service operations. In the Asia Pacific region, we lease sales and service offices in Singapore, Penang, Malaysia and Cavite, Philippines.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	RESERVED

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages. Following the table is a description of the business experience of each of our executive officers

Name	Age	Position

Paul J. van der Wansem	70	Chairman and Chief Executive Officer (principal executive officer)

Peter J. Tallian	51	Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

Thomas P. Kealy	67	Vice President and Corporate Controller

James M. Griffin	52	Vice President Sales and Service, and Corporate Officer

John J. McCaffrey, Jr.	58	Vice President Operations and Engineering, and Corporate Officer

Jan-Paul van Maaren Ph.D.	48	Vice President Marketing and Corporate Officer

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

Peter J. Tallian joined BTU as our Chief Financial Officer in April 2009. He previously served as Chief Financial Officer of Distributed Energy Systems Corporation and Chief Accounting Officer of Northern Power Systems, Inc., companies that serve the alternative energy market. Prior to that, Mr. Tallian served as Senior Vice President, Chief Financial Officer and Treasurer at Transwitch Corporation, a leading provider of semiconductor solutions to the communications industry. He also served as Executive Vice President and Chief Financial Officer of Metavante Corporation. Mr. Tallian began his career in finance with a number of strategic roles at IBM. Mr. Tallian holds a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the University of Chicago.

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

James M. Griffin has been our Vice President Sales and Service since April 2005. Previously, Mr. Griffin was our Vice President Sales-Americas, and has held a number of positions within our sales organization. He has been with us for 23 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

John J. McCaffrey, Jr. joined BTU in early 2008 as Vice President Operations and Engineering. After graduating from the U.S. Naval Academy and serving as a nuclear engineer officer, he held a variety of positions at Polaroid. Mr. McCaffrey joined Evergreen Solar as a startup in 1999, where he designed, built, and operated their U.S. pilot and initial manufacturing facilities, achieving required margin and revenue targets. He next worked with Q Cells to design the initial 30 megawatt EverQ factory in Germany. He then moved to Daystar Technologies, a CIGS thin film solar company, setting up their pilot line for foil, and led the initial design for their 25 megawatt glass manufacturing facility in California. Mr. McCaffrey was also responsible for product development at both companies.

Jan-Paul van Maaren joined BTU in May of 2009 as Vice President Marketing, responsible for all of our strategic marketing and marketing communications activities with a focus on solar markets. In October 2009, he was named executive officer. Prior to joining BTU, Mr. van Maaren served as Vice President of Corporate Marketing at MKS Instruments, a global supplier of semiconductor and solar manufacturing equipment. Previously, he was Vice President and General Manager at GretagMacbeth, a manufacturer of optical instruments and software for color measurement and control. From 1997 to 2005, Mr. van Maaren held various positions at Eaton/Axcelis Technologies, including Vice President and General Manager of the cleaning and curing systems division. Mr. van Maaren holds a master’s degree with a concentration in marketing from the Wharton School of Business at the University of Pennsylvania and a doctorate in physics from the University of Utrecht in the Netherlands.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “BTUI.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2008
First Quarter	14.40	8.65
Second Quarter	12.96	9.10
Third Quarter	12.43	8.67
Fourth Quarter	10.22	3.02
Year Ended December 31, 2009
First Quarter	4.94	2.66
Second Quarter	8.30	3.03
Third Quarter	7.49	4.88
Fourth Quarter	6.86	3.95

As of February 28, 2010, we had 420 record holders of our common stock.

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

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2009, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued)
Equity compensation plans approved by security holders	1,177,028	$6.55	469,151
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,177,028	$6.55	469,151

The following graph compares the cumulative 5-year total return provided shareholders on BTU International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Information Technology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2004 and its relative performance is tracked through 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., The S&P 500 Index

And The S&P Information Technology Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the years ended December 31, 2007, December 31, 2008 and December 31, 2009 and the selected consolidated balance sheet data as of December 31, 2008 and December 31, 2009 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2005 and December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2005, December 31, 2006 and December 31, 2007 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Net sales	$45,086	$72,266	$63,723	$78,289	$66,407
Cost of goods sold	32,706	41,542	36,337	46,554	42,575

Gross profit	12,380	30,724	27,386	31,735	23,832
Selling, general and administrative	18,957	23,168	19,009	17,139	15,343
Research, development and engineering	6,882	7,273	5,658	5,065	3,206

Operating income (loss)	(13,459)	283	2,719	9,531	5,283
Interest income	236	354	909	667	3
Interest expense	(673)	(697)	(602)	(562)	(566)
Foreign exchange gain (loss)	(278)	40	(478)	(232)	—
Other income, net	44	1	106	7	—

Income (loss) before provision for income taxes	(14,130)	(19)	2,654	9,411	4,720
Provision for income taxes	435	1,077	706	189	101

Net income (loss)	$(14,565)	$(1,096)	$1,948	$9,222	$4,619

Income (loss) per share:
Basic	$(1.58)	$(0.12)	$0.21	$1.01	$0.62
Diluted	$(1.58)	$(0.12)	$0.20	$0.98	$0.60
Weighted average shares outstanding:
Basic	9,222	9,375	9,297	9,121	7,421
Diluted	9,222	9,375	9,544	9,440	7,672

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,397	$27,464	$25,065	$25,100	$15,460
Working capital	37,132	50,120	50,565	48,531	35,368
Total assets	58,794	71,315	69,512	65,687	48,905
Total liabilities	23,101	21,735	20,577	20,755	16,422
Stockholders’ equity	35,693	49,580	48,935	44,932	32,483

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed above under “Risk Factors.” Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Overview

BTU International, Inc. (“BTU”), founded in 1950 and headquartered in North Billerica, Massachusetts, is a market-leading, global supplier of advanced thermal processing equipment to the alternative energy and electronics manufacturing markets. BTU equipment is used in the production of solar cells and nuclear fuel, as well as in printed circuit board assembly and semiconductor packaging.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. Also in alternative energy, our customers use our thermal systems for the processing of nuclear fuel. Our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package.

In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. These additional facilities were needed for further expansion into the Asia Pacific region. In addition, we expanded our product development capability to China, creating a global engineering team. This team has developed and commercially introduced our latest PYRAMAX™ and TRITAN™ products and continues to collaborate with our U.S. headquarters on additional product initiatives.

Critical Accounting Policies and Significant Estimates

The following is a discussion of those accounting policies that we deem to be “critical”—that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by SAB No. 104, “Revenue Recognition” (now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”)). Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those provisions has not been previously demonstrated. Furthermore, we recognize revenue upon completion of installation for products that require installation for which the installation is essential to functionality or is not inconsequential or perfunctory. Revenue for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

Applying the requirements of ASC 605 to future sales arrangements used in our equipment sales may result in the deferral of the revenue for some equipment sales. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above remain in our inventory on the Consolidated Balance Sheet until revenue is recognized. Any cash collected from customers for products for which revenue has been deferred is recorded as a Customer Deposit on the Consolidated Balance Sheet.

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

Inventory Valuation. Our inventories consist of material, labor and manufacturing overhead costs. Inventories are stated at the lower of cost or market; we determine the cost of inventory based on the first-in, first-out method. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of ASC 718, and for the unvested portion of all share-based payments previously granted that remained outstanding at the date of adoption based on the grant date fair value, estimated in accordance with the original provisions of ASC 718. We expense share-based compensation under the straight-line method.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Accounting for Income Taxes. We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS No. 109, “Accounting for Income Taxes” (now codified as FASB ASC Topic 740, “Income Taxes” (“ASC 740”)), we must establish a valuation allowance.

Management’s judgments and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to substantially all U.S. federal and state as well as United Kingdom deferred tax assets as of December 31, 2009 since they do not meet the “more likely than not” threshold of realization based on our ability to generate sufficient taxable income in the carryback and carryforward periods based on the criteria set forth in ASC 740. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of deferred tax assets before expiration.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109” (also codified as FASB ASC Topic 740, “Income Taxes”). Interest and penalties recognized, if any, would be classified as a component of income tax expense. There is no interest or penalties accrued as of December 31, 2009.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the year ended December 31, 2009, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. We are no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2006, except to the extent of net operating loss and tax credit carryforwards from those years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.5%	57.5%	57.0%

Gross profit	27.5%	42.5%	43.0%
Operating expenses:
Selling, general and administrative	42.0%	32.1%	29.8%
Research, development and engineering	15.3%	10.1%	8.9%

Operating income (loss)	(29.9)%	0.3%	4.3%
Interest income	0.5%	0.5%	1.4%
Interest expense	(1.5)%	(1.0)%	(0.9)%
Foreign exchange gain (loss)	(0.6)%	0.1%	(0.8)%
Other income, net	0.1%	0.0%	0.2%

Income (loss) before provision for income taxes	(31.3)%	0.0%	4.2%
Provision for income taxes	1.0%	1.5%	1.1%

Net income (loss)	(32.3)%	(1.5)%	3.1%

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

Net Sales. Net sales in 2009 decreased by $27.2 million or 37.6% compared to 2008. Net sales in 2009 for the Company’s alternative energy systems increased by 2.7%, or $0.5 million, to $17.9 million compared to $17.4 million in 2008. Net sales in 2009 for the Company’s electronics market systems decreased by 53.5% or $23.8 million to $20.7 million compared to $44.5 million in 2008. Net sales in 2009 for the Company’s parts, service and other market systems decreased by 37.1%, or $3.9 million, to $6.5 million from $10.4 million in 2008. Alternative energy systems growth, which expanded by two thirds in 2008, slowed in 2009 as a result of the worldwide economic downturn. Despite improved electronic market systems revenue, particularly in China in the second half of 2009, revenue remained substantially below the 2008 levels. The reduction in demand for the Company’s electronics market products resulted from the worldwide economic slowdown, as did the reduction in net sales in 2009 compared to 2008 for the Company’s parts, service and other markets.

Regarding sales by geographic region, Europe was the only region to see year over year growth as a percentage of total sales, increasing from 17% in 2008 to 23% in 2009. This percentage increase resulted from alternative energy system sales. Asia saw the largest drop in sales for the region as a percentage of total sales, decreasing from 56% in 2008 to 52% in 2009. Asia is the primary geographic market for our electronic systems, which saw reduced demand in 2009 compared to 2008. It is important to note that for each of our geographic regions the dollar value of our revenue has decreased in 2009 compared to 2008 due to the global economic downturn.

Gross Profit. The gross profit percentage in 2009 decreased to 27.5% from 42.5% in 2008 due to several major factors. The global recession continued to reduce demand for the Company’s products, particularly in our electronic markets. The Company’s production facilities both in the U.S. and China were operating below capacity, which resulted in approximately $3.0 million in under-absorption of factory costs. The Company increased its inventory reserves by approximately $3.0 million, primarily for its electronic products inventory, due to slow demand as a result of the economic slowdown. One additional factor suppressing the gross margin percentage in 2009 was the first time assembly and shipment cost of both new thin film and silicon solar systems.

Selling, General and Administrative. SG&A expenses decreased in 2009 by $4.2 million, or 18.2%, from $23.2 million in 2008 to $19.0 million in 2009. Approximately 60%, or $2.5 million, of this 2009 decrease occurred in commission expense as the result of decreased revenues. The other 40%, or $1.7 million, of the 2009 reductions occurred in each of the expense functions of service, sales and administration as the Company took several cost reduction actions to reduce expenses, including targeted furloughs and reductions in professional service fees.

Research, Development and Engineering. RD&E expenses decreased by $0.4 million, or 5.4%, from $7.3 million in 2008 to $6.9 million in 2009. The reduction is the result of the Company’s actions of reducing R&D prototype model costs in the second half of 2009, as new products were introduced.

Operating Income (Loss). The impact of the 37.6% year over year revenue decrease in 2009 compared to 2008 and its associated negative effect on gross margins in 2009 resulted in operating losses of $13.5 million for the year 2009, down from operating income of $0.3 million in 2008.

Interest Income (Expense), Net. While interest expense remained relatively stable, interest income dropped by $0.1 million, or 33.3%, in 2009 compared to 2008. The reduction was caused primarily by lower interest rates.

Foreign Exchange Gain (Loss). The foreign exchange loss in 2009 was approximately $0.3 million as compared to a gain of $40,000 in 2008. The Company’s primary exposure to foreign exchange losses resulted from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations and China RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes. During the year ended December 31, 2009 we recorded an income tax provision of approximately $0.4 million, as compared to approximately $1.1 million for the year ended December 31, 2008. The 2009 income tax provision primarily relates to withholding taxes for our China operations.

The significant fluctuations in the Company’s annual tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. In 2009, substantially all of the $0.4 million consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

In the U.S., the Company has federal net operating loss carryforwards of approximately $6.1 million. The Company has recorded a full valuation allowance to offset the deferred tax assets arising as a result of these loss carryforwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

Net Sales. In the first three quarters of 2008 compared to 2007, net sales increased but decreased in the fourth quarter of 2008 as the demand for our electronic market products declined sharply, due to the global economic recession. Overall in 2008, net sales increased by $8.5 million or 13.4% compared to 2007, from $63.7 million in 2007 to $72.3 million in 2008. In 2008 the electronics assembly business increased slightly compared to 2007, despite the sharp drop in the fourth quarter. Meanwhile, there was strong successive quarterly growth in our alternative energy revenues in 2008.

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

Gross Profit. The gross profit percentage remained relatively unchanged at 43% for 2008 and 2007. However, the gross margin for the fourth quarter of 2008 decreased to 38% as the Company underutilized manufacturing capacity resulting from the decline in demand for its electronic market products, due to the global economic recession.

Selling, General and Administrative. SG&A costs increased by 21.9% from $19.0 million to $23.2 million in 2008 compared to 2007. The increase in selling, general and administrative expenses in 2008 compared to 2007 reflected increases in service, sales, marketing and administrative support related to the Company’s continued expansion in the alternative energy markets.

Research, Development and Engineering. RD&E costs increased by 28.5% from $5.7 million to $7.3 million in 2008 compared to 2007. The added spending on RD&E in 2008 reflected increases in the Company’s efforts for development of new products for our expanding alternative energy markets.

Operating Income. The decrease in operating income was the result of increases in SG&A and RD&E expenses in support of our expanding alternative energy markets.

Interest Income (Expense), Net. While interest expense remained relatively stable, interest income dropped sharply as the percent of interest earned on cash balances fell in 2008 compared to 2007. The effect was a $0.6 million reduction in interest income in 2008 compared to 2007.

Foreign Exchange Gain (Loss). For the full year 2008, the foreign exchange gain was minimal compared to a loss of $0.5 million in 2007.

Income Taxes. The provision for income taxes for both 2008 and 2007 are primarily the result of China taxes on profits earned from our operations in Shanghai and China withholding taxes on BTU USA royalty charges on sales from BTU Shanghai.

In the U.S., the Company has federal and state net operating loss carry forwards of approximately $7.6 million. The Company has recorded a full valuation allowance to offset the deferred tax assets arising as a result of these loss carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $25.4 million in cash and cash equivalents, a decrease of $2.1 million compared to $27.5 million at the end of 2008.

During 2009, we used net cash of approximately $0.9 million from operating activities. This use of cash was primarily the result of our net loss of $14.6 million and a $1.1 million decrease in accrued expenses, offset in part by a decrease in accounts receivable of $5.1 million, a decrease in inventory of $1.3 million, an increase in customer deposits of $1.7 million and the adding back of depreciation and amortization of $2.1 million, stock-based compensation of $1.4 million and inventory provisions of $3.0 million.

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

Given the uncertainty surrounding the timing of an economic recovery from the global recession and the Company’s return to profitability, on August 31, 2009, the Company and the bank mutually agreed to terminate the loan agreement. The termination of the loan agreement is not expected to have a material impact on the Company’s short-term liquidity. The Company never borrowed for working capital against its $15 million line of credit due to its level of available cash and cash equivalents. There were no costs incurred related to the termination of the loan agreement.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At December 31, 2009 the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $570,000. This restricted cash value is included in the Company’s Balance Sheet in Other Current Assets.

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in North Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2009 of approximately $9.0 million.

We had no material commitments for capital expenditures as of December 31, 2009.

Our business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements through 2010.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2009 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$8,997	$310	$686	$787	$7,214
Interest on long-term debt	4,211	606	1,144	1,044	1,417
Operating leases	335	271	64	—	—
Open purchase orders	1,525	1,483	42	—	—

Total	$15,068	$2,670	$1,936	$1,831	$8,631

(1)	Mortgage Note Payable, due 2015

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations. References made to FASB guidance throughout this document have been updated for the Codification.

FASB ASC 805, “Business Combinations”, (“ASC 805” and formerly referred to as SFAS No. 141(R)), requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective for fiscal years beginning after December 15, 2008, which is the Company’s consolidated fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date. The adoption of this standard has not had an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, “Consolidation—Transition and Open Effective Date Information” (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability. This pronouncement will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. ASC 810-10-65 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date, to the extent the company enters into an acquisition with a non-controlling interest. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance now codified as ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10”), an amendment of SFAS No. 133. ASC 815-10 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. ASC 815-10 also requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of ASC 815-10 are applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the Company, ASC 815-10 became effective at the beginning of the 2009 fiscal year. The adoption of this Standard did not have a material effect on the Company’s disclosures as the Company did not have any derivative instruments at December 31, 2009.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the previous guidance with some exceptions that are not intended to result in significant change to prior practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of June 29, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures. The Company has evaluated subsequent events through March 2, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

We have international subsidiaries in China, the United Kingdom, Singapore and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

As of December 31, 2009, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BTU International, Inc.:

We have audited the accompanying consolidated balance sheets of BTU International, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and accompanying financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.2. of the Company’s December 31, 2009 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements, the accompanying financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTU International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BTU International, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ending December 31, 2007 of BTU International, Inc. (a Delaware Corporation) and subsidiaries (the Company). We also have audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) for the year ending December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ending December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ending December 31, 2007 listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Caturano and Company, P.C.

CATURANO AND COMPANY, P.C.

March 14, 2008

Boston, Massachusetts

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$25,397	$27,464
Accounts receivable, less allowance of $273 and $260 at December 31, 2009 and 2008	10,333	15,450
Inventories, net	14,533	19,044
Other current assets	1,283	909

Total current assets	51,546	62,867

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	10,500	9,437
Machinery and equipment	14,025	14,050
Furniture and fixtures	1,021	1,030

	25,756	24,727
Less accumulated depreciation	(19,424)	(17,841)

Net property, plant and equipment	6,332	6,886

Other assets, net of accumulated amortization of $1,878 in 2009 and $1,398 in 2008	916	1,562

Total assets	$58,794	$71,315

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and capital lease obligations	$310	$290
Trade accounts payable	5,527	5,058
Customer deposits	3,310	1,635
Accrued expenses	5,267	5,764

Total current liabilities	14,414	12,747
Long-term debt and capital lease obligations less current maturities	8,687	8,988

Total liabilities	23,101	21,735

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,619,589 shares issued and 9,251,622 shares outstanding at December 31, 2009 and 10,557,291 shares issued and 9,353,187 shares outstanding at December 31, 2008	106	105
Additional paid-in capital	47,054	45,458
Retained earnings (accumulated deficit)	(7,847)	6,718
Less: treasury stock at cost, 1,367,967 shares at December 31, 2009 and 1,204,104 shares at December 31, 2008	(4,990)	(4,391)
Accumulated other comprehensive income	1,370	1,690

Total stockholders’ equity	35,693	49,580

Total liabilities and stockholders’ equity	$58,794	$71,315

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$45,086	$72,266	$63,723
Cost of goods sold	32,706	41,542	36,337

Gross profit	12,380	30,724	27,386

Selling, general and administrative	18,957	23,168	19,009
Research, development and engineering	6,882	7,273	5,658

Operating income (loss)	(13,459)	283	2,719

Interest income	236	354	909
Interest expense	(673)	(697)	(602)
Foreign exchange gain (loss)	(278)	40	(478)
Other income, net	44	1	106

Income (loss) before provision for income taxes	(14,130)	(19)	2,654
Provision for income taxes	435	1,077	706

Net income (loss)	$(14,565)	$(1,096)	$1,948

Income (loss) per share:
Basic	$(1.58)	$(0.12)	$0.21
Diluted	$(1.58)	$(0.12)	$0.20
Weighted average number of shares outstanding:
Basic	9,222	9,375	9,297
Diluted	9,222	9,375	9,544

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)			Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock				Treasury Stock
	# of shares	$			# of shares	$
Balance at December 31, 2006	10,333	$103	$42,592	$5,866	1,149	$(4,177)	$548	$44,932
Net income	—	—	—	1,948	—	—	—	1,948
Exercise of stock options	135	2	343	—	—	—	—	345
Issuance of common stock	34	—	367	—	—	—	—	367
Translation adjustment	—	—	—	—	—	—	599	599
Stock-based compensation	—	—	744	—	—	—	—	744

Balance at December 31, 2007	10,502	$105	$44,046	$7,814	1,149	$(4,177)	$1,147	$48,935
Net loss	—	—	—	(1,096)	—	—	—	(1,096)
Exercise of stock options	35	—	116	—	—	—	—	116
Purchase of treasury stock	—	—	—	—	55	(214)	—	(214)
Issuance of common stock	20	—	99	—	—	—	—	99
Translation adjustment	—	—	—	—	—	—	543	543
Stock-based compensation	—	—	1,197	—	—	—	—	1,197

Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580
Net loss	—	—	—	(14,565)	—	—	—	(14,565)
Exercise of stock options	39	1	87	—	—	—	—	88
Purchase of treasury stock	—	—	—	—	164	(599)	—	(599)
Restricted stock forfeited	(1)	—	(4)	—	—	—	—	(4)
Issuance of common stock	25	—	103	—	—	—	—	103
Translation adjustment	—	—	—	—	—	—	(320)	(320)
Stock-based compensation	—	—	1,410	—	—	—	—	1,410

Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(14,565)	$(1,096)	$1,948
Other comprehensive income (loss)
Foreign currency translation adjustment	(320)	543	599

Comprehensive income (loss)	$(14,885)	$(553)	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(14,565)	$(1,096)	$1,948
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	2,109	1,857	1,470
Provision for bad debts	46	59	(23)
Provision for inventory	3,061	594	(299)
Stock-based compensation	1,410	1,197	744
Gain on foreign currency hedge	—	—	(31)
Loss on disposal of fixed assets	—	—	3
Deferred taxes	(3)	154	—
Net change in operating assets and liabilities:
Accounts receivable	5,101	3,499	(2,432)
Inventories	1,280	(2,492)	1,100
Other current assets	(191)	(2)	(292)
Other assets	14	—	(44)
Accounts payable	281	(533)	410
Customer deposits	1,675	1,038	(250)
Accrued expenses	(1,103)	983	(297)

Net cash provided by (used in) operating activities	(885)	5,258	2,007

Cash flows from investing activities:
Purchases of property, plant and equipment	(739)	(2,648)	(2,314)
Settlement of forward hedge contract	—	30	—

Net cash used in investing activities	(739)	(2,618)	(2,314)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(281)	(266)	(276)
Purchase of treasury stock	(599)	(214)	—
Issuance of common stock	103	99	367
Proceeds from the exercise of stock options	84	116	345

Net cash provided by (used in) financing activities	(693)	(265)	436

Effects of exchange rates on cash	250	24	(164)

Net increase (decrease) in cash and cash equivalents	(2,067)	2,399	(35)
Cash and cash equivalents, beginning of period	27,464	25,065	25,100

Cash and cash equivalents, end of period	$25,397	$27,464	$25,065

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest paid (received)	$459	$354	$(264)
Income taxes	$356	$254	$109
Non-cash disclosure:
Acquisition of Radiant Technology Corporation
Fair value of assets acquired	$—	$—	$283
Fair value of common stock issued	$—	$—	$(283)
Less fair value of liabilities assumed	$—	$—	$—

Cash paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BTU International, Inc. and its wholly owned subsidiaries (the “Company”) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and alternative energy industries.

COMPREHENSIVE INCOME (LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income” (“ASC 220”, formerly Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”). ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, in the Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss).

PRINCIPLES OF CONSOLIDATION AND THE USE OF ESTIMATES

The accompanying consolidated financial statements include the accounts of the Company. All material inter-company balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The primary estimates used in the consolidated financial statements include the percentage of completion revenue method, inventory valuation, allowance for doubtful accounts, valuation of deferred income taxes, stock-based compensation and warranty reserves.

CASH AND CASH EQUIVALENTS

The Company has classified certain highly liquid financial instruments, with original maturities of three months or less, as cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $46,000, $59,000 and $0 for 2009, 2008 and 2007, respectively.

INVENTORIES, NET

Inventories consist of material, labor and manufacturing overhead costs. Inventories are stated at the lower of cost or market; the Company determines the cost of inventory based on the first-in, first-out method. Since the value of these inventories depends in part on the Company’s estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments the Company is required to make to lower the value

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the inventories are recorded as a charge to cost of sales. The Company regularly reviews the quantity of inventories on hand and compares these quantities to the expected usage of each applicable product or product line.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2009	2008
Raw materials and manufactured components	$6,051	$8,961
Work-in-process	5,970	7,021
Finished goods	2,512	3,062

	$14,533	$19,044

The Company recorded inventory provisions (recoveries) of $3,061,000, $559,000 and $(299,000) in 2009, 2008, and 2007, respectively. The provisions recorded are net of sold inventory that had previously been reserved in the amounts of approximately $325,000, $534,000 and $388,000 for the years ended 2009, 2008, and 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Software	3-10 years
Furniture and fixtures	3-8 years
Leasehold improvements	shorter of useful life or lease term

Depreciation expense was approximately $1,574,000, $1,334,000 and $974,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” (formerly included within SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments of intangible long-lived assets have been identified during the years ended December 31, 2009, 2008 and 2007.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTHER ASSETS

Other assets consist of the following (in thousands):

	2009	2008
Deferred financing costs, net of amortization	$45	$78
Intellectual property, net of amortization	824	1,326
Other	47	158

Total	$916	$1,562

Deferred financing costs, capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $33,000, $20,000 and $17,000 in 2009, 2008 and 2007, respectively. Amortization on intellectual property was approximately $502,000, $502,000 and $479,000 in 2009, 2008 and 2007, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of the Company’s foreign operations are translated from their functional currency into U.S. dollars at year end exchange rates. Revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders’ equity, as the functional currency of the subsidiaries is their local currency, and the reporting currency of the Company is the U.S. dollar. Exchange gains and losses arising from transactions denominated in foreign currencies are included in income as incurred.

PATENTS

The Company has patents in the U.S. and certain foreign countries for some of its products and processes. No value has been assigned to these patents in the accompanying consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” (“ASC 605”, formerly the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC SAB No. 104, “Revenue Recognition”). Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

Applying the requirements of ASC 605 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above remain in the Company’s inventory on the Consolidated Balance Sheet until revenue is recognized. Any cash collected from customers for products for which revenue has been deferred is recorded as Customer Deposits on the Consolidated Balance Sheet.

The Company also has certain sales transactions for products, which are not completed within the normal operating cycle of the business. It is the Company’s policy to account for these transactions using the percentage of completion method for revenue recognition purposes when all of the following criteria exist: (1) The Company has received the customer’s purchase order or entered into a legally binding contract, (2) The customer is credit worthy and collection is probable or customer prepayments are required at product completion milestones or specific dates, (3) The sales value of the product to be delivered is significant in amount when compared to the Company’s other products, and (4) Product costs can be reasonably estimated, there is no major technological uncertainty and the total engineering, material procurement, product assembly and test cycle time extend over a period of six months or longer.

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended 2009, 2008 and 2007, $5,704,347, $6,024,666 and $1,637,179, respectively, were recognized as revenue using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with FASB ASC 605-45, “Shipping and Handling Fees and Costs” (formerly the Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”). Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 1,029,148, 887,501 and 202,633 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively. However, these options could become dilutive in future periods.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average number of common shares used to compute basic and diluted earnings per share consists of the following classification:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Basic shares	9,222	9,375	9,297
Effect of dilutive options	—	—	247

Diluted shares	9,222	9,375	9,544

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations. References made to FASB guidance throughout this document have been updated for the Codification.

FASB ASC 805, “Business Combinations”, (“ASC 805” and formerly referred to as SFAS No. 141(R)), requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning January 1, 2009, and will impact the accounting for any business combinations entered into after the effective date. The adoption of this standard has not had an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, “Consolidation—Transition and Open Effective Date Information” (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability. This pronouncement will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. ASC 810-10-65 is effective for periods beginning on or after December 15, 2008 and will impact the accounting for non-controlling interests after the effective date, to the extent the Company enters into an acquisition with a non-controlling interest. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance now codified as ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“ASC 815-10”). ASC 815-10 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g., interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. ASC 815-10 also requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by a company. The principles of ASC 815-10 are applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, ASC 815-10 became effective at the beginning of the 2009 fiscal year. The adoption of this standard did not have a material effect on the Company’s disclosures as the Company did not have any derivative instruments at December 31, 2009.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the previous guidance with some exceptions that are not intended to result in significant change to prior practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of June 29, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures. The Company has evaluated subsequent events through March 2, 2010.

Reclassifications

Certain reclassifications to prior year balances have been made to conform to current year presentations.

(2)	ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued commissions	$1,176	$1,949
Accrued warranty	486	683
Accrued income taxes	774	607
Accrued audit	366	361
Accrued legal	265	280
Accrued bonus	305	43
Accrued Atmoplas acquisition-related royalties	600	600
Payroll and payroll taxes	836	1,015
Accrued royalties	179	178
Accrued cost of sales	157	110
Other	123	(62)

	$5,267	$5,764

Warranties

The Company provides standard warranty coverage for parts and labor for 12 months and special extended material-only coverage on certain other products. The Company estimates and records a reserve for anticipated warranty claims based on historical warranty claims as a percentage of revenue by product line. The reserve for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged against the reserve. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Beginning balance	$683	$638
Plus: accruals related to new sales	771	958
Less: warranty claims incurred	(968)	(913)

Ending balance	$486	$683

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

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

Given the uncertainty surrounding the timing of an economic recovery from the global recession and the Company’s return to profitability, on August 31, 2009, the Company and the bank mutually agreed to terminate the loan agreement. The impact of termination of the loan agreement is not expected to have a material impact on the Company’s short-term liquidity. The Company has never borrowed for working capital against its $15 million line of credit due to its level of available cash and cash equivalents. There were no costs incurred related to the termination of the loan agreement.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At December 31, 2009, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $570,000. This restricted cash value is included in the Company’s Consolidated Balance Sheet in Other Current Assets.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in North Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at December 31, 2009 of approximately $9.0 million.

Long-Term Debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Mortgage note payable, interest rate of 6.84%	$8,997	$9,277
Capital lease obligations, interest rate of 6.75%	—	1

	8,997	9,278
Less—current maturities	310	290

	$8,687	$8,988

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the debt, the minimum principal repayments of long-term debt and operating lease obligations by year are as follows (in thousands):

	Mortgage	Operating Leases	Total
2010	$310	$271	$581
2011	331	64	395
2012	355	—	355
2013	380	—	380
2014	407	—	407
Thereafter	7,214	—	7,214

	$8,997	$335	$9,332

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. Rent expense under these leases was approximately $264,000 in 2009, $218,000 in 2008 and $195,000 in 2007. As of December 31, 2009, the future minimum lease commitment for this facility was $22,000 through January 2010, the end of the lease period. The lease was subsequently renewed through January 2011.

The Company conducts its UK operations in a facility that is under an operating lease expiring in March 2010, with a guaranteed three month extension. Rent expense under this lease was approximately $200,000 in 2009, $230,000 in 2008, and $248,000 in 2007. As of December 31, 2009, the future minimum lease commitment for this facility is $100,000, payable in 2010.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2009. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition. See table under contractual obligations above.

(4)	FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2009		2008		2007
United States	$9,474	21%	$16,375	23%	$11,216	17%
Europe and Near East	10,498	23%	12,408	17%	11,856	19%
Asia Pacific	23,349	52%	40,401	56%	35,729	56%
Other Americas	1,765	4%	3,082	4%	4,922	8%

	$45,086		$72,266		$63,723

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the amounts (in thousands) of the Company’s tangible long-lived assets by geographic region, for December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
United States	$5,679	$6,132
Asia Pacific	653	754

	$6,332	$6,886

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company maintains the majority of its cash and cash equivalent balances with a small number of financial institutions who invest the funds in highly liquid financial instruments with terms not to exceed 90 days.

The Company has international subsidiaries in China, the United Kingdom, Singapore and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, the Company is exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which it operates, all of which could adversely impact its results of operations and financial condition. The Company’s revenues are primarily derived from customers in the electronics and alternative energy manufacturing industries who are not required to provide collateral for amounts owed to the Company. The Company’s customers are dispersed over a wide geographic area and are subject to periodic review under the Company’s credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk due to operating its business.

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

Two customers represented 12.2% of revenue in 2009, 5.1% of revenue in 2008 and 8% of revenue in 2007, and no single customer accounted for more than 10% of revenue in any of these years. As of December 31, 2009, there were no customers that individually accounted for more than 10.0% of accounts receivable. As of December 31, 2008, there was one customer that individually accounted for 11.6% of accounts receivable.

(6)	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$(12,633)	$(3,050)	$(275)
Foreign	(1,497)	3,031	2,929

Total	$(14,130)	$(19)	$2,654

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, the Company’s provision (benefit) for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2009
Current	$20	$40	$378	$438
Deferred	—	—	(3)	(3)

	$20	$40	$375	$435

December 31, 2008
Current	$—	$—	$923	$923
Deferred	207	—	(53)	154

	$207	$—	$870	$1,077

December 31, 2007
Current	$—	$—	$706	$706
Deferred	—	—	—	—

	$—	$—	$706	$706

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	2009	2,008	2,007
Provision (Benefit) at Statutory Rate	$(4,804)	$(6)	$902
State Tax Net of Federal Benefit	26	—	—
Dividend from a Foreign Subsidiary	3,912	—	—
Foreign Tax Rate Differential	284	(656)	(405)
Change in Valuation Allowance	973	1,859	41
Non-deductible & Other	44	(120)	168

Net Provision	$435	$1,077	$706

The components of the net deferred tax assets at December 31, 2009 and 2008 are as follows (in thousands):

Deferred Tax Assets:	2009	2008
Federal Net Operating Loss Carryforwards	$1,286	$1,812
State Net Operating Loss Carryforwards	1,086	488
Foreign Net Operating Loss Carryforwards	228	1,463
Inventory Reserve	1,284	155
Deferred Compensation	1,477	911
Depreciation and Amortization	—	175
Federal Foreign and Other Tax Credits	1,890	—
Accruals and Other	571	1,101
Intangibles	425	290

Total Deferred Tax Assets	8,247	6,395
Valuation Allowance	(8,094)	(6,342)

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets	153	53

Deferred Tax Liabilities:
Depreciation and Amortization	(97)	—

Net Deferred Tax Assets	$56	$53

The Company has federal net operating loss carryforwards of approximately $6,103,000 that expire between 2010 and 2024, of which $2,319,000 relates to excess tax deductions from share based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable. The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income to use the deductions underlying the assets. After an assessment of all available evidence, including historical and projected operating trends, the Company recorded a full valuation allowance to offset all of the Company’s deferred tax assets as it is currently considered more likely than not that the associated benefit will not be realized. Deferred tax assets at December 31, 2009 and 2008 are recorded in Other Assets.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.7 million at December 31, 2009. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $5.7 million of undistributed foreign earnings. In 2009, in an exception to the existing policy, the Company recorded a dividend of approximately $11.3 million from its China subsidiary. 2009 tax provisions for U.S. federal and state income taxes on this dividend were offset by 2009 losses and utilization of net operating loss carryforwards.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 (now codified as FASB ASC 740, “Income Tax”). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company’s major tax jurisdictions include the United States and China. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006, except to the extent of net operating loss and tax credit carryforwards from those years. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at December 31, 2009.

The following table summarizes the activity related to the Company’s liability for unrecognized tax benefits (in thousands):

	2009	2008
Balance at beginning of period	$75	$—
Increase (decrease) related to current year tax positions	(26)	75

Balance at end of period	$49	$75

The unrecognized tax benefits at December 31, 2009, if recognized, would reduce the Company’s annual effective tax rate.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $288,000, $163,000 and $261,000 was expensed in 2009, 2008 and 2007, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $297,000, $209,000 and $184,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s stock option plans. The statement provides for, and the Company has elected to adopt the standard, using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share-based award grants and for the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under ASC 718, “Accounting for Stock-Based Compensation”, for pro forma disclosures. The Company’s stock option compensation expense was $1,367,000, $1,142,000 and $704,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced for annualized estimated forfeitures of 4% for each of the years ended December 31, 2009, 2008, and 2007. We used the following assumptions for options issued during the years ended December 31, 2009 and 2008, respectively:

Calculation of Fair Values—Assumptions Used:	Dec. 31, 2009	Dec. 31, 2008
Expected Volatility	66.7%	65.5%
Expected Life	4.69	5
Risk-Free Interest Rate	2.28%	2.62%
Expected Dividend Yield	None	None

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (“1993 Plan”), which expired in 2003 with 254,791 unissued options, and the 2003 Equity Incentive Plan (“2003 Plan”). These plans allow for the award of stock and stock options to employees, directors and consultants. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (“1989 Plan”), which expired in 2008 and the 1998 Stock Option Plan for Non-Employee Directors (“1998 Plan”). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant.

In May 2003, the shareholders approved the 2003 Plan, which allows for up to 700,000 shares to be awarded (plus the addition of up to 300,000 options that could be forfeited under the expired 1993 Plan). Also in May 2003, the shareholders approved an amendment to add 70,000 shares to the 1998 Plan.

In May 2008, the shareholders approved an amendment to add 450,000 shares to the 2003 Plan. Also in May 2008, the shareholders approved an amendment to add 50,000 shares to the 1998 Plan.

Shares available for future stock option grants, pursuant to the 2003 and 1998 Plans, were 469,151 at December 31, 2009, 615,364 at December 31, 2008, and 462,989 at December 31, 2007.

A summary of all stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	1,069,535	$9.17	756,466	$9.63	588,237	$6.66
Granted	394,236	4.93	593,745	8.86	312,450	12.10
Exercised	(38,720)	2.26	(34,556)	3.37	(135,584)	2.56
Forfeited/Cancelled	(20,563)	8.95	(246,120)	10.66	(8,638)	10.23
Exchanged (eligible options)	(379,100)	11.60	—	—	—	—
Exchanged (replacement options)	151,640	4.06	—	—	—	—

Outstanding at end of year	1,177,028	$6.55	1,069,535	$9.17	756,465	$9.63

Options exercisable at end of year	366,012	$7.71	324,685	$7.89	212,391	$5.90

At December 31, 2009, the outstanding options have exercise prices ranging from $1.95 to $16.70 and a weighted average remaining contractual life of 5.2 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2009 was $87,478. The total number of in-the-money options that were exercisable as of December 31, 2009 was 192,777.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information for options outstanding and for options exercisable at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
1.95 to 2.00	1,000	0.37	$1.95	1,000	$1.95
3.00 to 3.50	170,860	2.47	3.20	141,352	3.19
4.06 to 9.09	669,008	6.25	4.81	52,625	5.27
9.45 to 12.61	234,090	4.82	10.90	93,240	11.13
12.83 to 16.70	102,070	3.40	13.55	77,795	13.56

	1,177,028	5.17	$6.55	366,012	$7.71

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.35 as of December 31, 2009 which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2009, there was $2,668,390 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2009 was $708,833.

A summary of the status of the Company’s non-vested options as of December 31, 2009 and 2008 is presented below:

	December 31, 2009		December 31, 2008
Nonvested Activity:	Shares	Weighted- Fair Value	Shares	Weighted- Fair Value
Balance—Beginning	744,850	$5.49	544,075	$6.33
Granted	394,236	$2.76	593,745	$5.17
Vested	(159,260)	$4.65	(165,850)	$5.68
Exchanged (Nonvested Eligible Options)	(306,900)	$6.38	—	$—
Exchanged (Replacement Options)	151,640	$9.09	—	$—
Nonvested Forfeited	(13,550)	$5.25	(227,120)	$6.60

Nonvested	811,016	$4.65	744,850	$5.49

During 2005, the Company granted 20,000 shares of restricted stock to various employees. The fair value of the shares at the date of the grant was $60,000 or $3.00 per share. This stock vested over a four-year term. The Company has recorded a compensation charge of $3,750, $15,000, and $15,000 in 2009, 2008 and 2007, respectively, related to this grant. As of December 31, 2009, there was no unrecognized compensation costs related to restricted stock grants.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2009 and 2008 is presented below:

Nonvested Restricted Stock:	December 31, 2009	December 31, 2008
	Shares	Shares
Balance—Beginning	3,500	10,000
Granted	—	—
Vested	(3,500)	(5,000)
Forfeited	—	(1,500)

Nonvested	—	3,500

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 33,611 remain available at December 31, 2009. During 2009, a total of 22,941 shares were purchased at prices ranging from $3.66 to $4.76 per share. The Company has recorded a compensation charge of $40,000, $40,000, and $25,000 in 2009, 2008 and 2007, respectively, related to this plan.

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

(9)	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”, formerly SFAS 157, “Fair Value Measurements”), the Company groups its financial

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

In accordance with the requirements of ASC 820, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

a.    Cash, Cash Equivalents and Restricted Cash—The carrying amount of these assets on the Company’s Consolidated Balance Sheets approximates their fair value because of the short maturities of these instruments.

b.    Receivables, Payables and Accruals—The recorded amounts of financial instruments, including Accounts Receivable, Accounts Payable, and Accrued Liabilities, approximate their fair value because of the short maturities of these instruments.

c.    Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of December 31, 2009 and December 31, 2008 was approximately $8,687,000 and $8,988,000, respectively, based on the prevailing cost of capital to the Company as of each date. The current market rate approximates the rate of the mortgage note payable of 6.84%.

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

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2009 and 2008. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 31, 2008	Mar. 29, 2009	June 28, 2009	Sept. 27, 2009	Dec. 31, 2009
	(in thousands, except per share data)
Net sales	$16,619	$20,384	$20,578	$14,685	$9,806	$10,808	$12,409	$12,063
Cost of goods sold	9,996	11,064	11,373	9,109	8,367	7,179	8,548	8,612

Gross profit	6,623	9,320	9,205	5,576	1,439	3,629	3,861	3,451
Selling, general and administrative	4,912	6,401	6,372	5,483	3,930	4,770	4,697	5,560
Research, development and engineering	1,603	1,787	1,748	2,135	1,977	1,897	1,411	1,597

Operating income (loss)	108	1,132	1,085	(2,042)	(4,468)	(3,038)	(2,247)	(3,706)
Interest expense, net	(80)	(96)	(61)	(106)	(73)	(79)	(138)	(147)
Foreign exchange gain (loss)	124	(395)	(151)	462	(59)	(177)	(4)	(38)
Other income, net	—	—	1	—	29	6	7	2

Income (loss) before provision (benefit) for income taxes	152	641	874	(1,686)	(4,571)	(3,288)	(2,382)	(3,889)
Provision (benefit) for income taxes	53	353	197	474	(17)	198	238	16

Net income (loss)	$99	$288	$677	$(2,160)	$(4,554)	$(3,486)	$(2,620)	$(3,905)

Income (loss) per share:
Basic	$0.01	$0.03	$0.07	$(0.23)	$(0.49)	$(0.38)	$(0.29)	$(0.42)
Diluted	$0.01	$0.03	$0.07	$(0.23)	$(0.49)	$(0.38)	$(0.29)	$(0.42)
Weighted average number of shares outstanding:
Basic	9,355	9,375	9,389	9,381	9,284	9,191	9,195	9,219
Diluted	9,520	9,525	9,531	9,381	9,284	9,191	9,195	9,219

	Quarter Ended
	Mar. 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 31, 2008	Mar. 29, 2009	June 28, 2009	Sept. 27, 2009	Dec. 31, 2009
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.1%	54.3%	55.3%	62.0%	85.3%	66.4%	68.9%	71.4%

Gross profit	39.9%	45.7%	44.7%	38.0%	14.7%	33.6%	31.1%	28.6%
Selling, general and administrative	29.6%	31.4%	31.0%	37.3%	40.1%	44.1%	37.9%	46.1%
Research, development and engineering	9.6%	8.8%	8.5%	14.5%	20.2%	17.6%	11.4%	13.2%

Operating income (loss)	0.6%	5.6%	5.3%	(13.9)%	(45.6)%	(28.1)%	(18.1)%	(30.7)%
Interest expense, net	(0.5)%	(0.5)%	(0.3)%	(0.7)%	(0.7)%	(0.7)%	(1.1)%	(1.2)%
Foreign exchange gain (loss)	0.7%	(1.9)%	(0.7)%	3.1%	(0.6)%	(1.6)%	(0.0)%	(0.3)%
Other income, net	0.0%	0.0%	0.0%	0.0%	0.3%	0.1%	0.1%	0.0%

Income (loss) before provision (benefit) for income taxes	0.9%	3.1%	4.2%	(11.5)%	(46.6)%	(30.4)%	(19.2)%	(32.2)%
Provision (benefit) for income taxes	0.3%	1.7%	1.0%	3.2%	(0.2)%	1.8%	1.9%	0.1%

Net income (loss)	0.6%	1.4%	3.3%	(14.7)%	(46.4)%	(32.3)%	(21.1)%	(32.4)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Management concluded as of the period covered by this Annual Report on Form 10-K that our disclosure controls and procedures were effective.

2. Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2009 had no material weaknesses in the Company’s internal control over financial reporting. As a result, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Their report appears in this Annual Report on Form 10-K.

3. Changes in Internal Control over Financial Reporting

Other than the remediation initiatives described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4. Management’s remediation initiatives

Under the direction of our new Chief Financial Officer (CFO), we undertook remediation initiatives starting in the second quarter of 2009 to correct the material weaknesses in internal control over financial reporting that were identified in the prior year related to the Company having an insufficient number of accounting personnel with an appropriate level of accounting knowledge and experience to prepare its financial statements in a timely and accurate manner, and the Company’s review of intercompany account reconciliations and of intercompany inventory receipts and coding of related invoices to the appropriate intercompany payable accounts. These initiatives continued throughout the year and into the fourth quarter. These initiatives included the hiring of additional staff, which included the new CFO and a new manager of external reporting and tax. Under the direction of the CFO, there are now frequent meetings and training sessions with members of the accounting staff. Checklists are now utilized on a monthly basis outlining all key tasks. Specialized consultants, who focus on accounting controls, have been assisting the accounting staff on a daily basis since the middle of the second quarter. The quality and timeliness of closing our general ledger on a monthly basis and preparing quarterly financial statements has improved through direct management focus. The accounting department has been reorganized to balance workload among staff members. The material weakness related to intercompany accounting has been addressed through additional system controls and procedures and now reconciles on a monthly basis.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and information relating to equity compensation plan information is included under the caption “Equity Plan Compensation Information” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons during 2009. Information relating to director independence is included under the caption “Election of Directors” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2010 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”), the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2003 Form 10-K (“2003 10-K”), the annual report as reported on the 2004 Form 10-K (“2004 10-K”), the annual report as reported on the 2005 Form 10-K (“2005 10-K”), the quarterly report as reported on 6-28-98 Form 10-Q (“6-28-98 10-Q”), the quarterly report as reported on 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on 6-1-07 Form 10-Q (“6-1-07 10-Q”), the quarterly report as reported on 6-29-08 (“6-29-08 10-Q”), the quarterly report as reported on 3-29-09 Form 10-Q (“3-29-09 10-Q”), or the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number. 000-17297.

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation.	3.1	7-1-01 10-Q

3.2 Amended and Restated By-Laws.	3.2	6-29-08 10-Q

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate.	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan.	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Amendment No. 1 to 1998 Stock Option Plan for Non-Employee Directors	10.8	2008 Proxy

* 10.9 Executive Retirement Agreement	10.9	2002 10-K

* 10.10 2003 Equity Incentive Plan	10.10	2003 Proxy

* 10.11 Amendment No. 1 to 2003 Equity Incentive Plan	10.11	2008 Proxy

* 10.12 Amendment No. 2 to 2003 Equity Incentive Plan	10.12	2009 Proxy

* 10.13 Employment contract between the Company and Paul J. van der Wansem	10.13	2005 10-K

* 10.14 Officers’ Retention Agreement	10.14	2005 10-K

	Exhibit	SEC Docket
* 10.15 Amended Retention Agreement for Thomas P. Kealy	10.15	3-29-09 10-Q

10.16 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.16	1994 10-K

10.17 Mortgage note with Salem Five dated December 23, 2003	10.17	2003 10-K

10.18 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.18	6-1-07 10-Q

* 10.19 Offer Letter to John J. McCaffrey, Jr.	10.19	3-29-09 10-Q

* 10.20 Retention Agreement with John J. McCaffrey Jr.	10.20	3-29-09 10-Q

* 10.21 Offer Letter to Peter J. Tallian	10.21	3-29-09 10-Q

* 10.22 Retention Agreement with Peter J. Tallian	10.22	3-29-09 10-Q

* 10.23 Retention Agreement with James M. Griffin	10.23	**

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of KPMG LLP	23.1	**

23.2 Consent of Caturano and Company, P.C.	23.1	**

EXHIBIT 31. CERTIFICATIONS

31.1 Certification	31.1	**

31.2 Certification	31.2	**

32.1 Section 906 Certification	32.1	**

32.2 Section 906 Certification	32.2	**

* designates management contracts or compensatory plans or agreements

** filed herewith

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2009

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance At End of Period
Allowance for doubtful accounts	$260	$46	$—	$(33)	$273

For the Year Ended December 31, 2008

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$201	$59	$—	$—	$260

For the Year Ended December 31, 2007

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$224	$—	$—	$(23)	$201

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

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

Date: March 3, 2010

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 3, 2010

By:	/S/ PETER J. TALLIAN
Peter J. Tallian, Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

Date: March 3, 2010

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 3, 2010

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 3, 2010

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 3, 2010

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director