Form 10-Q
period 2010-04-04
BTU INTERNATIONAL INC
filed 2010-05-05
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of May 3, 2010: 9,265,851 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 4, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$21,850	$25,397
Accounts receivable, net	10,734	10,333
Inventories, net	14,244	14,533
Other current assets	2,451	1,283

Total current assets	49,279	51,546

Property, plant and equipment, net	6,014	6,332

Other assets, net	689	916

Total assets	$55,982	$58,794

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$315	$310
Accounts payable	5,243	5,527
Other current liabilities	6,126	8,577

Total current liabilities	11,684	14,414

Long-term debt, less current portion	8,610	8,687

Total liabilities	20,294	23,101

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,631,566 shares issued and 9,263,599 shares outstanding at April 4, 2010 and 10,619,589 shares issued and 9,251,622 shares outstanding at December 31, 2009	106	106
Additional paid in capital	47,411	47,054
Accumulated deficit	(8,140)	(7,847)
Treasury stock, at cost, 1,367,967 shares at April 4, 2010 and December 31, 2009	(4,990)	(4,990)
Accumulated other comprehensive income	1,301	1,370

Total stockholders’ equity	35,688	35,693

Total liabilities and stockholders’ equity	$55,982	$58,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009

Net sales	$17,192	$9,806
Costs of goods sold	10,096	8,367

Gross profit	7,096	1,439

Operating expenses:
Selling, general and administrative	5,539	3,930
Research, development and engineering	1,638	1,977

Operating loss	(81)	(4,468)

Interest income	2	82
Interest expense	(159)	(155)
Foreign exchange gain (loss)	65	(59)
Other income	17	29

Loss before provision for income taxes	(156)	(4,571)

Provision (benefit) for income taxes	137	(17)

Net loss	$(293)	$(4,554)

Loss per share:
Basic	$(0.03)	$(0.49)
Diluted	$(0.03)	$(0.49)

Weighted average number of shares outstanding:
Basic shares	9,253,081	9,284,318
Effect of dilutive options	—	—

Diluted shares	9,253,081	9,284,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED APRIL 4, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total

	# of shares	$			# of shares	$

Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693

Net loss	—	—	—	(293)	—	—	—	(293)

Exercise of stock options	12	—	40	—	—	—	—	40

Stock-based compensation	—	—	317	—	—	—	—	317

Translation adjustment	—	—	—	—	—	—	(69)	(69)

Balance at April 4, 2010	10,632	$106	$47,411	$(8,140)	1,368	$(4,990)	$1,301	$35,688

				Three Months Ended
				April 4, 2010
Comprehensive loss is calculated as follows:
Net loss				$(293)
Other comprehensive loss:
Foreign currency translation adjustment				(69)

Comprehensive loss				$(362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009

(in thousands)

(unaudited)

	April 4, 2010	March 29, 2009
Cash flows from operating activities:
Net loss	$(293)	$(4,554)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	522	631
Provision for bad debts	58	20
Provision for inventory obsolescence	305	847
Stock-based compensation	317	302
Net change in operating assets and liabilities:
Accounts receivable	(462)	3,151
Inventories	(22)	1,318
Other current assets	(1,158)	52
Customer deposits	(1,944)	106
Other assets	(18)	(5)
Accounts payable	(259)	(1,273)
Accrued expenses	(391)	(606)

Net cash used in operating activities	(3,345)	(11)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(68)	(135)

Net cash used in investing activities	(68)	(135)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(72)	(68)
Purchase of treasury stock	—	(568)
Proceeds from the exercise of stock options	40	—

Net cash used in financing activities	(32)	(636)

Effects of exchange rates on cash	(102)	(45)

Net decrease in cash and cash equivalents	(3,547)	(827)
Cash and cash equivalents, beginning of period	25,397	27,464

Cash and cash equivalents, end of period	$21,850	$26,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009

(in thousands)

(unaudited)

	April 4, 2010	March 29, 2009
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$164	$110
Income taxes	94	57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2009 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of April 4, 2010 and the related condensed statements of stockholders’ equity and comprehensive loss for the three months ended April 4, 2010 are unaudited. The condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended April 4, 2010 and March 29, 2009 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2009, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Subsequent Events — The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories, net

	April 4, 2010	December 31, 2009
	(in thousands)

Raw materials and manufactured components	$6,343	$6,051
Work-in-process	5,526	5,970
Finished goods	2,375	2,512

	$14,244	$14,533

(4) Accrued Expenses

	April 4, 2010	December 31, 2009
	(in thousands)

Accrued commissions	$844	$1,176
Accrued warranty	516	486
Accrued income taxes	741	774
Accrued audit	251	366
Accrued legal	360	265
Accrued bonus	17	305
Accrued Atmoplas acquisition-related royalties	500	600
Payroll and payroll taxes	875	836
Accrued royalties	75	179
Accrued cost of sales	321	157
Customer deposits	1,366	3,310
Other	260	123

	$6,126	$8,577

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Warranties

The Company provides standard warranty coverage for labor for 12 months and special extended material-only coverage on certain other products. The Company estimates and records an accrual for anticipated warranty claims based on revenue. The accrual for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three months ended April 4, 2010 (in thousands):

Three Months Ended April 4, 2010

Beginning balance, December 31, 2009	$486
Plus: accruals related to new sales	243
Less: warranty claims incurred and reserve adjustment	(213)

Ending balance, April 4, 2010	$516

(5) Debt

Long-term debt at April 4, 2010 and December 31, 2009 consisted of:

	April 4, 2010	December 31, 2009
	(in thousands)
Mortgage note payable, interest rate of 6.84%	$8,925	$8,997
Less - current maturities	315	310

	$8,610	$8,687

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of April 4, 2010 the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $ 1,614,502. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 1,153,365 and 880,361 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended April 4, 2010 and March 29, 2009, respectively. However, these options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $ 316,790 and $ 298,445 for the three months ended April 4, 2010 and March 29, 2009 respectively. These amounts do not include expense related to restricted stock awards.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeiture rate of 4% and 5% for the periods ended April 4, 2010 and March 29, 2009. We used the following assumptions for options granted in the following periods:

	Three months ended
	April 4, 2010	March 29, 2009
Calculation of Fair Value - Assumptions Used:
Expected Volatility	65.38%	—
Expected Life	3.00	—
Risk-Free Interest Rate	1.63%	—
Expected Dividend Yield	0	0

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

The following table summarizes the stock option activity during the three months ended April 4, 2010.

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2009	1,177,028	$6.55
Granted	5,024	$5.97
Exercised	(11,977)	$3.41
Forfeited	(11,900)	$4.62

Outstanding at April 4, 2010	1,158,175	$6.60	4.96	$1,210,890
Exercisable at April 4, 2010	362,668	$7.75	3.13	$435,738

The weighted-average grant-date fair values of options granted during the three-month period ended April 4, 2010 was $2.64. The fair value of options exercised during the three-month period ended April 4, 2010 was $ 23,660.

As of April 4, 2010 there was $2,381,137 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.18 years. The total fair value of shares vested during the three-month period ended April 4, 2010 was $27,448.

(8) Revenue Recognition

For the three months ended April 4, 2010, there was $789,112 of revenue recognized using the percentage of completion method. For the three months ended March 29, 2009, there was $1,051,287 of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 4, 2010 with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(9) Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2 – Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases, where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

c. Long-term Debt—The fair value of long-term indebtedness as of April 4, 2010 was approximately $8,610,000. The current market rate approximates the rate of the mortgage note payable of 6.84%.

(10) Contingent Liabilities

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that is considered hazardous under EPA regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in other current liabilities on the balance sheet as of April 4, 2010. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

(11) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new rules require companies to provide greater detail about the methods and inputs they use to measure the fair value of assets, bringing U.S. Generally Accepted Accounting Principles (GAAP) in line with International Financial Reporting Standards (IFRS) 7, which already requires similar disclosures. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2010, the Financial Accounting Standard Board (FASB) finalized Accounting Standard Update (AUS) 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements. The ASU clarifies the requirements that apply to SEC filers, conduit debt obligators and other entities in relation to evaluating events or transactions that occur after the balance sheet date, but before financial statements are issued or available to be issued. See footnote 2 for the Company’s subsequent events disclosure.

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

Tangible long-lived assets by geographic location are as follows (in thousands):

	April 4, 2010	December 31, 2009

United States	$5,424	$5,679
Asia Pacific	590	653

	$6,014	$6,332

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected items in our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	April 4, 2010		March 29, 2009
	( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$17,192	100.0%	$9,806	100.0%	75.3%
Cost of goods sold	10,096	58.7%	8,367	85.3%	20.7%

Gross profit	7,096	41.3%	1,439	14.7%	393.1%

Selling, general and administrative expenses	5,539	32.2%	3,930	40.1%	40.9%
Research, development and engineering expenses	1,638	9.5%	1,977	20.2%	(17.1)%

Operating loss	(81)	(0.5)%	(4,468)	(45.6)%	(98.2)%

Loss before provision (benefit) for income taxes	(156)	(0.9)%	(4,571)	(46.6)%	(96.6)%

Provision (benefit) for income taxes	137	0.8%	(17)	(0.2)%	(905.9)%

Net loss	$(293)	(1.7)%	$(4,554)	(46.4)%	(93.6)%

QUARTER ENDED APRIL 4, 2010 AS COMPARED TO QUARTER ENDED MARCH 29, 2009

Net Sales. Net sales in Q1 2010 increased by $7.4 million or 75.3% compared to Q1 2009. Net sales in Q1 2010 for the Company’s alternative energy systems increased by 37.5%, or $2.2 million, to $7.9 million compared to $5.8 million in Q1 2009. Net sales in Q1 2010 for the Company’s electronics market systems increased by 260% or $5.5 million to $7.6 million compared to $2.1 million in Q1 2009. Net sales in Q1 2010 for the Company’s parts, service and other market systems decreased by 15.8%, or $0.3 million, to $1.6 million from $1.9 million in Q1 2009. The alternative energy systems growth in Q1 2010 as compared to the same quarter in 2009 is the result of increased revenue for both nuclear and solar products. The substantial growth in electronic market systems revenue, particularly in China in Q1 2010, as compared to Q1 2009, represents the continuing recovery of demand for our electronic products from the economic recession, for which Q1 2009 was a low point.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	April 4, 2010		March 29, 2009
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$1,148	6.7%	$1,938	19.8%
Europe, Near East	4,082	23.7%	2,315	23.6%
Asia Pacific	11,396	66.3%	4,642	47.3%
Other Americas	566	3.3%	911	9.3%

Total Revenue	$17,192		$9,806

The Asia Pacific revenue and percent of revenue reflect increases in Q1 2010 versus Q1 2009. This Q1 2010 Asia Pacific improvement is primarily represented by a partial recovery from the economic decline in Asia in our electronics markets for which Q1 2009 was the low point. The European revenue increase Q1 2010 versus Q1 2009 was due to increases in alternative energy sales. The decline in United States revenue in Q1 2010 versus Q1 2009 is due primarily to a reduction in alternative energy sales.

Gross Profit. Gross profit increased to $7.1 million or 41.3% of sales for Q1 2010, from $1.4 million or 14.7% of sales for Q1 2009. The increase in gross profit percentage was due to the increase in demand for our electronic products, primarily in China, as the global economic recovery increased demand for these products. Our Chinese and American factories had significantly improved utilization levels when compared to Q1 2009, and consequently our overhead per unit decreased. Demand for our higher margin alternative energy products was greater in Q1 2010 when compared to the comparable period in 2009.

Selling, General and Administrative. SG&A expenses increased in Q1 2010 versus Q1 2009 by $1.6 million, or 40.1%, from $3.9 million in Q1 2009 to $5.5 million in Q1 2010. Approximately 40%, or $0.6 million, of the Q1 2010 increase occurred in commission expense as the result of increased revenues. The remaining portion or $1.0 million of the Q1 2010 increase occurred in each of the expense functions of service, sales, marketing and administration related to the volume increase and the hiring of critical personnel in support of the Company’s strategies related to the alternative energy market.

Research, Development and Engineering RD&E expenses decreased by approximately $0.3 million, or 17.1%, from $2.0 million in Q1 2009 to $1.6 million in Q1 2010. The decrease is the result of the Company’s actions of reducing R&D prototype model costs, as new products were introduced.

Operating Income (Loss First quarter near break-even was primarily driven by the increase in both revenue and gross margin when compared to the operating loss of $4.6 million, in the first quarter of 2009.

Interest Income (Expense) Net In comparing Q1 2010 versus Q1 2009, interest expense remained relatively stable; interest income was nearly non-existent in Q1 2010 due to interest rates that were at near zero levels.

Foreign Exchange Gain (Loss) The Company’s primary exposure to foreign exchange gains or losses are from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations and China RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes During Q1 2010 The Company recorded an income tax provision of approximately $0.1 million, as compared to a benefit of $17 thousand for Q1 2009. The Q1 2010 income tax provision primarily relates to withholding taxes for our China operations.

The significant fluctuations in the Company’s annual tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. In Q1 2010, approximately 70% of the consolidated tax provision relates to China withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

In the U.S., the Company has federal net operating loss carry forwards of approximately $6.1 million. The Company has recorded a full valuation allowance to offset the deferred tax assets arising as a result of these losses carry forwards because of uncertainty surrounding realization. Our United States statutory federal income tax rate is 34.0%. The China statutory income tax rate is 22.0%

LIQUIDITY AND CAPITAL RESOURCES

As of April 4, 2010, we had $21.9 million in cash and cash equivalents, a decrease of $3.5 million compared to $25.4 million at the end of 2009.

During Q1 2010, The Company used net cash of approximately $3.3 million from operating activities. This use of cash was primarily the result of a reduction in customer deposits of $1.9 million, an increase in restricted cash of $1.1 million, an increase in accounts receivable of $0.5 million, a decrease in accrued expenses of $0.4 million, and a decrease in accounts payable of $0.3 million, and our net loss of $0.3 million; offset by depreciation and amortization of $0.5 million, an increase in reserves of $0.4 million, and stock based compensation of $0.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At April 4, 2010 the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $1,614,502. This restricted cash value is included in the Company’s Balance Sheet in other Current Assets.

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in North Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at April 4, 2010 of approximately $8.9 million.

As of April 4, 2010, the Company has no material commitments for capital expenditures. There were no significant changes in Company commitments that were outlined in the Company’s 10-K filing for 2009.

Our business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES

During the three months ended April 4, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

FORWARD LOOKING STATEMENTS

This Report contains express or implied forward-looking statements. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed above under “Risk Factors.” Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international subsidiaries in China, the United Kingdom, Singapore, the Philippines and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

As of April 4, 2010 and December 31, 2009, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

Item 4.	CONTROLS AND PROCEDURES

Controls and Procedures.

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined by Rule 13a-15(f)), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Risk factors are disclosed in the Company’s 2009 Annual Report on Form 10-K. During the quarter ended April 4, 2010, there were no material changes to the risk factors for the business.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1 - Pledge and Assignment Agreement, dated August 31, 2009 with Sovereign Bank

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: May 5, 2010	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: May 5, 2010	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)