Form 10-Q
period 2010-07-04
BTU INTERNATIONAL INC
filed 2010-08-05
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of the latest practicable date: As of August 3, 2010: 9,282,979.

BTU INTERNATIONAL, INC.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 4, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$19,197	$25,397
Accounts receivable, net	16,583	10,333
Inventories, net	13,534	14,533
Other current assets	1,080	1,283

Total current assets	50,394	51,546

Property, plant and equipment, net	5,925	6,332

Other assets, net	752	916

Total assets	$57,071	$58,794

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$320	$310
Accounts payable	6,631	5,527
Other current liabilities	5,211	8,577

Total current liabilities	12,162	14,414

Long-term debt, less current portion	8,526	8,687

Total liabilities	20,688	23,101

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,650,946 shares issued and 9,282,979 shares outstanding at July 4, 2010 and 10,619,589 shares issued and 9,251,622 shares outstanding at December 31, 2009	107	106
Additional paid in capital	47,807	47,054
Accumulated deficit	(7,885)	(7,847)
Treasury stock, at cost, 1,367,967 shares at July 4, 2010 and December 31, 2009	(4,990)	(4,990)
Accumulated other comprehensive income	1,344	1,370

Total stockholders’ equity	36,383	35,693

Total liabilities and stockholders’ equity	$57,071	$58,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	$18,031	$10,808	$35,223	$20,614
Costs of goods sold	10,339	7,179	20,435	15,546

Gross profit	7,692	3,629	14,788	5,068

Operating expenses:
Selling, general and administrative	5,237	4,770	10,776	8,700
Research, development and engineering	1,557	1,897	3,195	3,875

Operating income (loss)	898	(3,038)	817	(7,507)

Interest income	40	64	41	146
Interest expense	(152)	(143)	(311)	(298)
Foreign exchange gain (loss)	40	(177)	106	(235)
Other income (expense)	(7)	6	10	35

Income (loss) before provision for income taxes	819	(3,288)	663	(7,859)

Provision for income taxes	564	198	701	181

Net income (loss)	$255	$(3,486)	$(38)	$(8,040)

Net income (loss) per share:
Basic	$0.03	$(0.38)	$(0.00)	$(0.87)
Diluted	$0.03	$(0.38)	$(0.00)	$(0.87)

Weighted average number of shares outstanding:
Basic shares	9,269,675	9,191,334	9,261,211	9,237,090
Effect of dilutive options	132,139	—	—	—

Diluted shares	9,401,814	9,191,334	9,261,211	9,237,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME  (LOSS)

FOR THE SIX MONTHS ENDED July 4, 2010

(in thousands)

(unaudited)

				Retained			Accumulated
			Additional	Earnings/			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive
	# of shares	$	Capital	Deficit)	# of shares	$	Income	Total
Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693
Net loss	—	—	—	(38)	—	—	—	(38)
Exercise of stock options	20	—	66	—	—	—	—	66
Issuance of common stock	11	1	55	—	—	—	—	56
Stock-based compensation	—	—	632	—	—	—	—	632
Translation adjustment	—	—	—	—	—	—	(26)	(26)

Balance at July 4, 2010	10,651	$107	$47,807	$(7,885)	1,368	$(4,990)	$1,344	$36,383

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	July 4, 2010		June 28, 2009
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$255	$(38)	$(3,486)	$(8,040)
Other comprehensive income (loss):
Foreign currency translation adjustment	43	(26)	224	147

Comprehensive income (loss)	$298	$(64)	$(3,262)	$(7,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 4, 2010 AND JUNE 28, 2009

(in thousands)

(unaudited)

	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net loss	$(38)	$(8,040)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	1,138	1,146
Provision (recovery) for bad debts	(47)	(26)
Provision for inventory obsolescence	576	1,230
Stock-based compensation	632	612
Net change in operating assets and liabilities:
Accounts receivable	(6,140)	6,280
Inventories	469	1,018
Other current assets	87	40
Customer deposits	(2,503)	(659)
Other assets	(158)	(7)
Accounts payable	992	(1,373)
Accrued expenses	(681)	(1,484)

Net cash used in operating activities	(5,673)	(1,263)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(370)	(271)

Net cash used in investing activities	(370)	(271)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(151)	(141)
Issuance of common stock	56	—
Purchase of treasury stock	—	(599)
Proceeds from the exercise of stock options	66	5

Net cash used in financing activities	(29)	(735)

Effects of exchange rates on cash	(128)	141

Net decrease in cash and cash equivalents	(6,200)	(2,128)
Cash and cash equivalents, beginning of period	25,397	27,464

Cash and cash equivalents, end of period	$19,197	$25,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JULY 4, 2010 AND JUNE 28, 2009

(in thousands)

(unaudited)

	July 4, 2010	June 28, 2009
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$280	$185
Income taxes	337	57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2009 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of July 4, 2010 and the related condensed statements of operations and comprehensive income (loss) for the three and six months ended July 4, 2010 are unaudited. The condensed consolidated statements of stockholders’ equity and consolidated statements of cash flows for the six months ended July 4, 2010 and June 28, 2009 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2009, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

(3) Inventories, net

	July 4, 2010	December 31, 2009
	(in thousands)
Raw materials and manufactured components	$7,160	$6,051
Work-in-process	4,236	5,970
Finished goods	2,138	2,512

	$13,534	$14,533

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) Other Current Liabilities

	July 4, 2010	December 31, 2009
	(in thousands)
Accrued commissions	$814	$1,176
Accrued warranty	513	486
Accrued income taxes	723	774
Accrued audit	293	366
Accrued legal	282	265
Accrued bonus	274	305
Accrued Atmoplas acquisition-related royalties	200	600
Payroll and payroll taxes	909	836
Accrued royalties	29	179
Accrued cost of sales	136	157
Customer deposits	802	3,310
Other	236	123

	$5,211	$8,577

Warranty

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended July 4, 2010:

Six Months Ended July 4, 2010
(in thousands)
Beginning balance, December 31, 2009	$486
Plus: accruals related to new sales	452
Less: warranty claims incurred and reserve adjustment	(425)

Ending balance, July 4, 2010	$513

(5) Debt

Long-term debt at July 4, 2010 and December 31, 2009 consisted of:

	July 4, 2010	December 31, 2009
	(in thousands)
Mortgage note payable, interest rate of 6.84%	$8,846	$8,997
Less - current maturities	320	310

	$8,526	$8,687

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, MA, in the amount of $10 million. The mortgage note requires monthly payments of $76,280, which include interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of July 4, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $ 479,648. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (loss) Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 334,852 and 513,308 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and six months ended July 4, 2010, respectively, and 682,610 and 777,382 options were excluded for the three and six months ended June 28, 2009, respectively. However, these options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $ 315,463 and $632,253 for the three and six months ended July 4, 2010 and $ 310,126 and $608,571 for the three and six months ended June 28, 2009, respectively. These amounts do not include expense related to restricted stock awards issued in 2009. No restricted stock has been issued during the first six months of 2010.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeiture rates of 4% and 5% for the three and six month periods ended July 4, 2010 and June 28, 2009, respectively. We used the following assumptions for options granted in the following periods:

	Six months ended
	July 4, 2010	June 28, 2009
Calculation of Fair Value - Assumptions Used:
Expected Volatility	66.83%	65.57%
Expected Life	4.69	4.67
Risk-Free Interest Rate	1.91%	2.17%
Expected Dividend Yield	0	0

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. The following table summarizes the stock option activity during the six months ended July 4, 2010.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2009	1,177,028	$6.55
Granted	145,024	$5.39
Exercised	(20,229)	$3.29
Forfeited	(45,780)	$6.91

Outstanding at July 4, 2010	1,256,043	$6.46	4.89	$1,042,399
Exercisable at July 4, 2010	521,424	$7.65	3.45	$537,195

The weighted-average grant-date fair values of options granted during the six-month periods ended July 4, 2010 and June 28, 2009 were $2.97 and $4.06, respectively. The aggregate fair value of options exercised during the six-month period ended July 4, 2010 and June 28, 2009 was $39,566 and $4,437, respectively

As of July 4, 2010 there was $3,604,471 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.23 years. The total fair value of options vested during the six-month period ended July 4, 2010 was $710,561.

(8) Revenue Recognition

For the three and six months ended July 4, 2010, there was $766,300 and $1,555,412, respectively, of revenue recognized using the percentage of completion method. For the three and six months ended June 28, 2009, there was $1,838,326 and $2,889,613, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 4, 2010 with the Securities and Exchange Commission.

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

c. Long-term Debt—The fair value of long-term indebtedness as of July 4, 2010 was approximately $8,526,000. The current market interest rate approximates the rate of the mortgage note payable of 6.84%.

(10) Contingent Liabilities

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that is considered hazardous under EPA regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in other current liabilities on the balance sheet as of July 4, 2010. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

(11) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new rules require companies to provide greater detail about the methods and inputs they use to measure the fair value of assets, bringing U.S. Generally Accepted Accounting Principles (GAAP) in line with International Financial Reporting Standards (IFRS) 7, which already requires similar disclosures. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

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

Tangible long-lived assets by geographic location are as follows:

	July 4, 2010	December 31, 2009
	(in thousands)
United States	$5,215	$5,679
Asia Pacific	710	653

	$5,925	$6,332

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following tables sets forth, for the periods indicated selected items in our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	July 4, 2010		June 28, 2009
		( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change
Net sales	$18,031	100.0%	$10,808	100.0%	66.8%
Cost of goods sold	10,339	57.3%	7,179	66.4%	44.0%

Gross profit	7,692	42.7%	3,629	33.6%	112.0%

Selling, general and administrative expenses	5,237	29.0%	4,770	44.1%	9.8%
Research, development and engineering expenses	1,557	8.6%	1,897	17.6%	(17.9)%

Operating income (loss)	898	5.0%	(3,038)	(28.1)%	(129.6)%

Income (loss) before provision for income taxes	819	4.5%	(3,288)	(30.4)%	(124.9)%

Provision for income taxes	564	3.1%	198	1.8%	184.8%

Net income (loss)	$255	1.4%	$(3,486)	(32.3)%	(107.3)%

	Six Months Ended
	July 4, 2010		June 28, 2009
		( $ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$35,223	100.0%	$20,614	100.0%	70.9%
Cost of goods sold	20,435	58.0%	15,546	75.4%	31.4%

Gross profit	14,788	42.0%	5,068	24.6%	191.8%

Selling, general and administrative expenses	10,776	30.6%	8,700	42.2%	23.9%
Research, development and engineering expenses	3,195	9.1%	3,875	18.8%	(17.5)%

Operating income (loss)	817	2.3%	(7,507)	(36.4)%	(110.9)%

Income (loss) before provision for income taxes	663	1.9%	(7,859)	(38.1)%	(108.4)%

Provision for income taxes	701	2.0%	181	0.9%	287.3%

Net loss	$(38)	(0.1)%	$(8,040)	(39.0)%	(99.5)%

Net Sales. Net sales in the second quarter of 2010 increased by $7.2 million or 66.8% versus the same quarter in 2009. For the Company’s electronic market systems, the sales increase was $5.4 million or 110.6%; for alternative energy systems, sales increased by $1.6 million or 35.6%. Parts, service and other market systems increased by $0.2 million versus the prior period.

Net sales for the first six months 2010 versus the same period in 2009 increased by $14.6 million or 70.9%. For the Company’s electronic market systems, sales increased by $11.0 million or 155.5%; for alternative energy systems, sales increased by $3.8 million or 36.7%. Parts, service and other market systems decreased by $0.2 million. The Company’s six month 2010 alternative energy systems sales growth versus the same period in 2009 is the result of increased revenue for both nuclear and solar products. The substantial growth in the first six months of 2010, as compared to the same period in 2009, for the Company’s electronic market systems revenue, particularly in China, represents the continuing recovery of demand for our electronic products from the economic recession.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
	($ in thousands)					($ in thousands)
	$	% of Revenues	$	% of Revenues	$	% of revenues	$	% of revenues
United States	$1,819	10.1%	$3,701	34.2%	$2,967	8.4%	$5,639	27.4%
Europe, Near East	2,504	13.9%	2,638	24.4%	6,586	18.7%	4,953	24.0%
Asia Pacific	13,251	73.5%	4,402	40.7%	24,647	70.0%	9,044	43.9%
Other Americas	457	2.5%	67	0.6%	1,023	2.9%	978	4.7%

Total Revenue	$18,031		$10,808		$35,223		$20,614

The above geographical revenue breakdown between 2010 versus 2009, reflects the magnitude of the recovery in Asia from the economic downturn.

Gross Profit . The second quarter 2010 gross profit of $7.7 million increased by $4.1 million or 112.0% versus the second quarter of 2009 primarily as a result of the 66.8% revenue increase. In the second quarter of 2010 as compared to the same period of 2009, gross profit as a percentage of sales increased to 42.7% as compared to 33.6% reflecting the increased factory utilization primarily in our China facilities.

The gross profit for the first half of 2010 increased to $14.8 million or by 191.8% versus $5.1 million for the same period in 2009. The gross profit as a percentage of sales for the first six months of 2010 increased to 42.0% from 24.6% for the first six months of 2009. These increases are due primarily to the 70.9% revenue increase and improved factory utilization, primarily in China.

Selling, General and Administrative (SG&A). SG&A second quarter expenses in 2010 versus the second quarter of 2009 increased by $0.4 million or 9.8% from $4.8 million to $5.2 million. SG&A expenses for the first six months of 2010 versus the same period in 2009 increased by $2.1 million or 23.9% from $8.7 million to $10.8 million. For both the second quarter and the first six months of 2010 as compared to the respective periods in 2009, the SG&A increase occurred primarily in commission expense resulting from increased revenue in 2010 versus 2009.

Research, Development and Engineering (RD&E). RD&E expenses decreased by $0.3 million or 17.9% from $1.9 million in the second quarter of 2009 to $1.6 million in the second quarter of 2010. RD&E expenses decreased by $0.7 million or 17.5% to $3.2 million for the first six months of 2010 as compared to $3.9 million for the same period in 2009. The reductions are the result of the Company’s actions to reduce R&D prototype model costs, as new products were introduced.

Operating Income (Loss). The impact of the revenue increases and its associated increases on gross margins in the second quarter of 2010 and the first six months of 2010 resulted in operating income for both periods as compared to operating losses for the same periods in 2009. Our Q2 results were favorably affected by a $265,000 accumulated credit from state unemployment taxes, which reduced both costs of goods sold and selling, general and administrative expenses.

Interest Income (Expense). In both the second quarter and first six months of 2010 as compared to the same periods in 2009, interest expense remained relatively stable. Interest income is minimal in 2010 due to market interest rates which were at low levels and lower cash balances.

Foreign Exchange loss. The foreign exchange gain in the second quarter of 2010 was $40,000 as compared to a loss of $177,000 in the second quarter of 2009. For the first six months of 2010 the foreign exchange gain was $106,000 as compared to a loss of $235,000 for the same period in 2009. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations and China RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes. During the three and six months ended July 4, 2010, we recorded an income tax provision of approximately $564,000 and $701,000, respectively as compared to $198,000 and $181,000 respectively for the three and six months ended June 28, 2009. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax jurisdiction to the consolidated tax provision. A portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

The Company has federal and state net operating loss carry forwards of approximately $7.3 million against which it has recorded a full valuation allowance because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%. The Company’s 2010 statutory income tax rate for its China manufacturing subsidiary is 22.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 4, 2010, we had $19.2 million in cash and cash equivalents, a decrease of $6.2 million compared to $25.4 million at December 31, 2009.

During the six months ended July 4, 2010, the Company used net cash of approximately $5.7 million from operating activities. This use of cash was primarily the result of an increase in accounts receivable of $6.1 million, a reduction in customer deposits of $2.5 million, a decrease in accrued expenses of $0.7 million; offset by depreciation and amortization of $1.1 million, an increase in accounts payable of $1.0 million, stock based compensation of $0.6, and a decrease in net inventory of $1.0 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. At July 4, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $479,648. This restricted cash value is included in the Company’s balance sheet in other current assets.

On March 30, 2006, the Company entered into a mortgage note that is secured by its real property in Billerica, MA. The amount of the mortgage note executed was $10 million. The mortgage note requires monthly payments of $76,280, which includes interest calculated at the rate of 6.84% per annum. This mortgage note payable has a balloon payment of $6.8 million due and payable at maturity on December 23, 2015. The mortgage note had an outstanding balance at July 4, 2010 of approximately $8.8 million.

As of July 4, 2010, the Company has no material commitments relating to capital expenditures. There were no significant changes in Company commitments that were outlined in the Company’s Form 10-K filing for 2009.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the six months ended July 4, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As of July 4, 2010 and December 31, 2009, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from the variable interest rate of our debt.

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

Risk factors are disclosed in the Company’s 2009 Annual Report on Form 10-K. During the six months ended July 4, 2010, there were no material changes to the risk factors for the business.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 5, 2010	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 5, 2010	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)