Form 10-Q
period 2010-10-03
BTU INTERNATIONAL INC
filed 2010-11-04
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of November 2, 2010: 9,289,630 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 3, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$21,813	$25,397
Accounts receivable, net	17,635	10,333
Inventories, net	17,493	14,533
Other current assets	1,058	1,283

Total current assets	57,999	51,546

Property, plant and equipment, net	5,917	6,332

Other assets, net	617	916

Total assets	$64,533	$58,794

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$325	$310
Accounts payable	9,196	5,527
Other current liabilities	9,663	8,577

Total current liabilities	19,184	14,414

Long-term debt, less current portion	8,446	8,687

Total liabilities	27,630	23,101

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,655,967 shares issued and 9,288,000 shares outstanding at October 3, 2010 and 10,619,589 shares issued and 9,251,622 shares outstanding at December 31, 2009	107	106
Additional paid in capital	48,197	47,054
Accumulated deficit	(7,905)	(7,847)
Treasury stock, at cost, 1,367,967 shares at October 3, 2010 and December 31, 2009	(4,990)	(4,990)
Accumulated other comprehensive income	1,494	1,370

Total stockholders’ equity	36,903	35,693

Total liabilities and stockholders’ equity	$64,533	$58,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	$19,011	$12,409	$54,235	$33,023
Costs of goods sold	10,845	8,548	31,281	24,093

Gross profit	8,166	3,861	22,954	8,930

Operating expenses:
Selling, general and administrative	5,758	4,697	16,533	13,397
Research, development and engineering	1,618	1,411	4,813	5,286

Operating income (loss)	790	(2,247)	1,608	(9,753)

Interest income	21	68	62	214
Interest expense	(155)	(206)	(466)	(504)
Foreign exchange loss	(114)	(4)	(9)	(239)
Other income (expense)	(5)	7	5	41

Income (loss) before provision for income taxes	537	(2,382)	1,200	(10,241)

Provision for income taxes	557	238	1,258	419

Net loss	$(20)	$(2,620)	$(58)	$(10,660)

Loss per share:
Basic	$(0.00)	$(0.29)	$(0.01)	$(1.16)
Diluted	$(0.00)	$(0.29)	$(0.01)	$(1.16)

Weighted average number of shares outstanding:
Basic shares	9,285,002	9,194,502	9,269,047	9,222,723
Effect of dilutive options	—	—	—	—

Diluted shares	9,285,002	9,194,502	9,269,047	9,222,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED OCTOBER 3, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$			# of shares	$
Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693
Net loss	—	—	—	(58)	—	—	—	(58)
Exercise of stock options	25	—	76	—	—	—	—	76
Issuance of common stock	11	1	55	—	—	—	—	56
Stock-based compensation	—	—	1,012	—	—	—	—	1,012
Translation adjustment	—	—	—	—	—	—	124	124

Balance at October 3, 2010	10,656	$107	$48,197	$(7,905)	1,368	$(4,990)	$1,494	$36,903

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	October 3, 2010		September 27, 2009
Comprehensive income (loss) is calculated as follows:
Net loss	$(20)	$(58)	$(2,620)	$(10,660)
Other comprehensive income:
Foreign currency translation adjustment	150	124	1	148

Comprehensive income (loss)	$130	$66	$(2,619)	$(10,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2010 AND SEPTEMBER 27, 2009

(in thousands)

(unaudited)

	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net loss	$(58)	$(10,660)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	1,683	1,588
Provision (recovery) for bad debts	(40)	(7)
Provision for inventory obsolescence	990	1,522
Stock-based compensation	1,012	915
Net change in operating assets and liabilities:
Accounts receivable	(7,115)	4,076
Inventories	(3,832)	2,257
Other current assets	134	477
Other assets	23	(9)
Accounts payable	3,599	(1,109)
Accrued expenses	1,055	(659)

Net cash used in operating activities	(2,549)	(1,609)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(887)	(479)

Net cash used in investing activities	(887)	(479)

Cash flows from (used in) financing activities:
Principal payments under loan and capital lease agreements	(226)	(210)
Issuance of common stock	56	49
Purchase of treasury stock	—	(599)
Proceeds from the exercise of stock options	76	17

Net cash used in financing activities	(94)	(743)

Effects of exchange rates on cash	(54)	159

Net decrease in cash and cash equivalents	(3,584)	(2,672)
Cash and cash equivalents, beginning of period	25,397	27,464

Cash and cash equivalents, end of period	$21,813	$24,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED OCTOBER 3, 2010 AND SEPTEMBER 27, 2009

(in thousands)

(unaudited)

	October 3, 2010	September 27, 2009
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$404	$322
Income taxes	887	424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2009 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of October 3, 2010 and the related condensed statements of operations and comprehensive income (loss) for the three and nine months ended October 3, 2010 are unaudited. The condensed consolidated statements of stockholders’ equity and consolidated statements of cash flows for the nine months ended October 3, 2010 and September 27, 2009 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2009, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

(3) Inventories, net

	October 3, 2010	December 31, 2009
	(in thousands)
Raw materials and manufactured components	$8,057	$6,051
Work-in-process	7,748	5,970
Finished goods	1,688	2,512

Total Net Inventory	$17,493	$14,533

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) Other Current Liabilities

	October 3, 2010	December 31, 2009
	(in thousands)
Accrued commissions	$808	$1,176
Accrued warranty	565	486
Accrued income taxes	647	774
Accrued audit	340	366
Accrued legal	281	265
Accrued bonus	471	305
Accrued Atmoplas acquisition-related royalties	—	600
Payroll and payroll taxes	778	836
Accrued royalties	23	179
Accrued cost of sales	521	157
Customer deposits	5,151	3,310
Other	78	123

Other current liabilities	$9,663	$8,577

Warranty

The Company provides standard warranty coverage for labor for 12 months and special extended material-only coverage on certain other products. The Company estimates and records an accrual for anticipated warranty claims based on sales. The accrual for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the nine months ended October 3, 2010:

Nine Months Ended October 3, 2010
(in thousands)
Beginning balance, December 31, 2009	$486
Plus: accruals related to new sales	707
Less: warranty claims incurred and reserve adjustment	(628)

Ending balance, October 3, 2010	$565

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(5) Debt

Long-term debt at October 3, 2010 and December 31, 2009 consisted of:

	October 3, 2010	December 31, 2009
	(in thousands)
Mortgage note payable, interest rate of 5.50%	$8,771	$8,997
Less: current maturities	325	310

	$8,446	$8,687

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, Massachusetts, in the amount of $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modifications resulted in a reduction of the annual interest rate from 6.84% to 5.50% and a reduction in the monthly payment from $76,280 to $69,000.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of October 3, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $479,648. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share (EPS)

Basic EPS is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 495,162 and 493,414 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended October 3, 2010, respectively, and 338,360 and 681,610 options were excluded for the three and nine months ended September 27, 2009, respectively. However, these options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $380,015 and $1,012,268 for the three and nine months ended October 3, 2010 and $303,027 and $911,598 for the three and nine months ended September 27, 2009, respectively. These amounts do not include expense related to restricted stock awards issued in 2009. No restricted stock has been issued during the first nine months of 2010.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by annualized estimated forfeiture rates of 4% and 5% for the three and nine month periods ended October 3, 2010 and September 27, 2009, respectively. We used the following assumptions for options granted in the following periods:

Calculation of Fair Value - Assumptions Used:

	Nine months ended
	October 3, 2010	September 27, 2009
Expected Volatility	66.81%	65.57%
Expected Life	4.63	4.67
Risk-Free Interest Rate	1.87%	2.17%
Expected Dividend Yield	0	0

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

The following table summarizes the stock option activity during the nine months ended October 3, 2010

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2009	1,177,028	$6.55
Granted	150,044	$5.46
Exercised	(25,250)	$3.31
Forfeited	(73,363)	$7.94

Outstanding at October 3, 2010	1,228,459	$6.40	4.68	$2,603,508
Exercisable at October 3, 2010	503,019	$7.58	3.23	$989,441

The weighted-average grant date fair values of options granted during the nine month periods ended October 3, 2010 and September 27, 2009 were $2.98 and $4.06, respectively. The aggregate fair value of options exercised during the nine-month period ended October 3, 2010 and September 27, 2009 was $49,711 and $17,337, respectively

As of October 3, 2010 there was $2,193,582 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.27 years. The total fair value of options vested during the nine-month period ended October 3, 2010 was $723,249.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(8) Revenue Recognition

For the three and nine months ended October 3, 2010, there was $292,600 and $1,848,012, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended September 27, 2009, there was $1,053,778 and $3,943,391, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see Note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 4, 2010 with the Securities and Exchange Commission.

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

a. Cash and Cash Equivalents-The carrying amount of these assets on the Company’s consolidated balance sheets approximates their fair value because of the short maturities of these instruments.

b. Receivables, Payables and Accruals—The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short-term maturity of these instruments.

c. Long-term Debt—The fair value of long-term indebtedness as of October 3, 2010, was approximately $8.8 million. The current market interest rate approximates the rate of the mortgage note payable of 5.5%.

(10) Contingent Liabilities

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that is considered hazardous under EPA Environmental Protection Agency regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in other current liabilities on the balance sheet as of October 3, 2010. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

(11) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements -and clarifications of existing requirements -under ASC Subtopic 820-10 (originally issued as FAS 157). The new rules require companies to provide greater detail about the methods and inputs they use to measure the fair value of assets, bringing U.S. Generally Accepted Accounting Principles (GAAP) in line with International Financial Reporting Standards (IFRS) 7, which already requires similar disclosures. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

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

The Thermal Processing Capital Equipment segment consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in low temperature curing/encapsulation, hybrid integrated circuit manufacturing, integrated circuit packaging and sealing, and processing multi-chip modules. In addition, the thermal process equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. The business segment’s customers are multinational original equipment manufacturers and contract manufacturing companies.

Tangible long-lived assets by geographic location are as follows:

	October 3, 2010	December 31, 2009
	(in thousands)
United States	$5,230	$5,679
Asia Pacific	687	653

	$5,917	$6,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three months ended October 3, 2010 compared to the three months ended September 27, 2009

The following table sets forth, for the periods indicated selected items in our statements of operations expressed as a percentage of net sales.

Summary Consolidated Statement of Operations

	Three Months Ended
	October 3, 2010		September 27, 2009
		($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change
Net sales	$19,011	100.0%	$12,409	100.0%	53.2%
Cost of goods sold	10,845	57.0%	8,548	68.9%	26.9%

Gross profit	8,166	43.0%	3,861	31.1%	111.5%

Selling, general and administrative expenses	5,758	30.3%	4,697	37.8%	22.6%
Research, development and engineering expenses	1,618	8.5%	1,411	11.4%	14.7%

Operating income (loss)	790	4.2%	(2,247)	(18.1)%	(135.2)%

Income (loss) before provision for income taxes	537	2.8%	(2,382)	(19.2)%	(122.5)%

Provision for income taxes	557	2.9%	238	1.9%	134.0%

Net loss	$(20)	(0.1)%	$(2,620)	(21.1)%	(99.2)%

Net Sales. Net sales in the third quarter of 2010 increased by $6.6 million, or 53.2%, as compared to the same quarter in 2009. In the third quarter of 2010 versus the third quarter of 2009, net sales for the Company’s electronics market systems increased by $4.4 million, or 61.9%; for alternative energy systems, sales increased by $1.8 million, or 49.3%; and parts and service sales increased by $0.4 million, or 23.7%. The Company’s third quarter 2010 alternative energy systems sales growth versus the same period in 2009 is the result of increased demand for our solar products. The substantial growth in the third quarter of 2010 for the Company’s electronics market systems, as compared to the same period in 2009, represents the continuing recovery of demand for our electronic products from the economic recession, particularly in Asia.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	October 3, 2010		September 27, 2009
	($ in thousands)
	$	% of Revenues	$	% of Revenues
United States	$1,675	8.8%	$2,194	17.7%
Europe, Near East	1,581	8.3%	2,040	16.4%
Asia Pacific	15,094	79.4%	7,864	63.4%
Other Americas	661	3.5%	311	2.5%

Total Revenue	$19,011		$12,409

The above geographical revenue breakdown reflects the magnitude of the recovery in Asia from the economic downturn with a nearly doubling of revenue in Asia for the comparative periods.

Gross Profit. The third quarter 2010 gross profit of $8.2 million increased by $4.3 million, or 111.5%, versus the third quarter of 2009 primarily as a result of the 53.2% revenue increase. In the third quarter of 2010 as compared to the same period of 2009, gross profit as a percentage of sales increased to 43.0% as compared to 31.1% reflecting increased revenues and improved factory utilization in both our China and USA facilities and reduced inventory write-downs.

Selling, General and Administrative (SG&A). SG&A expenses increased by $1.1 million, or 22.6%, as compared to the same quarter in 2009 which occurred primarily in commission expense as a result of increased revenue of 53.2% in the third quarter of 2010 as compared to 2009.

Research, Development and Engineering (RD&E). RD&E expenses increased by $0.2 million, or 14.7%, from $1.4 million in the third quarter of 2009 to $1.6 million in the third quarter of 2010. The increases relate principally development of our products for the solar industry.

Operating Income (Loss) The impact of the revenue increase and its associated increase in gross margin in the third quarter of 2010, resulted in operating income as compared to an operating loss, for the same period in 2009.

Interest Income (Expense). In the third quarter of 2010, as compared to the same period in 2009, net interest expense remained relatively stable.

Foreign Exchange loss. The foreign exchange loss for the third quarter of 2010 was $115,000 as compared to a loss of $4,000 in the third quarter of 2009. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations and Chinese RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes For the three months ended October 3, 2010, we recorded an income tax provision of $557,000 as compared to $238,000 for the three months ended September 27, 2009. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. A significant portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our Chinese manufacturing subsidiary’s net sales.

RESULTS OF OPERATIONS

Nine months ended October 3, 2010 compared to the nine months ended September 27, 2009.

The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of net sales.

Summary Consolidated Statement of Operations

	Nine Months Ended
	October 3, 2010		September 27, 2009
		($ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$54,235	100.0%	$33,023	100.0%	64.2%
Cost of goods sold	31,281	57.7%	24,093	73.0%	29.8%

Gross profit	22,954	42.3%	8,930	27.0%	157.0%

Selling, general and administrative expenses	16,533	30.5%	13,397	40.6%	23.4%
Research, development and engineering expenses	4,813	8.9%	5,286	16.0%	(8.9)%

Operating income (loss)	1,608	3.0%	(9,753)	(29.5)%	(116.5)%

Income (loss) before provision for income taxes	1,200	2.2%	(10,241)	(31.0)%	(111.7)%

Provision for income taxes	1,258	2.3%	419	1.3%	200.2%

Net loss	$(58)	(0.1)%	$(10,660)	(32.3)%	(99.5)%

Net sales for the nine months year to date 2010 as compared to the nine months year to date 2009 increased by $21.2 million, or 64.2%. Net sales increases were $15.4 million, or 108.6%, for the Company’s electronics market systems; $5.6 million, or 40.1%, for alternative energy systems; and $0.2 million, or 4.7%, for parts, other market systems and service. The Company’s nine month 2010 alternative energy systems sales growth as compared to the same period in 2009 is the result of increased demand for both solar and nuclear products. The substantial growth in the first nine months of 2010, as compared to the same period in 2009, for the Company’s electronic market systems revenue, particularly in Asia, represents the continuing recovery in demand for our electronic products from the economic recession.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Nine Months Ended
	October 3, 2010		September 27, 2009
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$4,643	8.6%	$7,833	23.7%
Europe, Near East	8,167	15.1%	6,994	21.2%
Asia Pacific	39,741	73.3%	16,908	51.2%
Other Americas	1,684	3.1%	1,288	3.9%

Total Revenue	$54,235		$33,023

The above geographical revenue breakdown for the first nine months of 2010 versus the same period in 2009, reflects the magnitude of the recovery in Asia, where revenues more than doubled over the comparative periods.

Gross Profit. Gross profit for the first nine months of 2010 increased to $23.0 million, or 157.0%, as compared to $8.9 million for the same period in 2009. The gross profit as a percentage of sales for the first nine months of 2010 increased to 42.3% from 27.0% for the first nine months of 2009. These increases are due primarily to the 64.2% revenue increase, improved factory utilization in both China and the USA and reduced inventory write-downs.

Selling, General and Administrative (SG&A.) SG&A expenses for the first nine months of 2010 as compared to the same period in 2009 increased by $3.1 million, or 23.4%, from $13.4 million to $16.5 million. This increase was primarily the result of increased commission expense from increased revenues of 64.2% for the first nine months of 2010 as compared to the same period in 2009.

Research, Development and Engineering (RD&E). RD&E expenses decreased by $0.5 million, or 8.9%, to $4.8 million for the first nine months of 2010, compared to $5.3 million for the same period in 2009. The reduction in R&D is the result of the Company’s actions of reducing, Research and Development prototype model costs, as new products were introduced in 2010.

Operating Income (Loss). The impact of the revenue increase and the associated increase on gross margins in the first nine months of 2010 resulted in operating income as compared to an operating loss for the same period in 2009.

Interest Income (Expense). For the first nine months of 2010 as compared to the same period in 2009, interest expense remained relatively stable. Interest income is minimal for the first nine months of 2010 due to lower interest rates and lower cash balances.

Foreign Exchange loss. The foreign exchange loss for the first nine months of 2010 was $9,000 as compared to a loss of $239,000 for the same period in 2009. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations, and Chinese RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes. During the nine months ended October 3, 2010, we recorded an income tax provision of $1.3 million as compared to $0.4 million for the nine months ended September 27, 2009. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. A significant portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our Chinese manufacturing subsidiary’s net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 2010, we had $21.8 million in cash and cash equivalents, a decrease of $3.6 million, compared to $25.4 million at December 31, 2009.

During the nine months ended October 3, 2010, the Company used net cash of approximately $2.5 million in operating activities. This use of cash was primarily the result of an increase in accounts receivable of $7.2 million and an increase in inventory of $2.8 million, offset by depreciation and amortization of $1.7 million, an increase in accounts payable of $3.6 million, stock-based compensation expense of $1.0 million, a decrease of other assets of $0.1million, and an increase in other current liabilities of $1.1 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of October 3, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $479,648. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement with the same bank that that the mortgage was entered into on December 23, 2003 and amended on March 30, 2006 (see below). The 2010 modifications resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance at October 3, 2010 of approximately $8.8 million.

As of October 3, 2010, the Company has no material commitments relating to capital expenditures. There were no significant changes in Company commitments that were outlined in the Company’s Form 10-K filing for 2009.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the nine months ended October 3, 2010, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As of October 3, 2010 and December 31, 2009, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from the variable interest rate of our debt.

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

Risk factors are disclosed in the Company’s 2009 Annual Report on Form 10-K. During the nine months ended October 3, 2010, there were no material changes to the risk factors for the business.

Item 5.	Other Information

On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note secured by it property in Billerica, MA. The modifications resulted in a reduction of the annual interest rate from 6.84% to 5.50% and a reduction in the monthly payment from $76,280 to $69,000.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.2 - Loan Modification Agreement

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: November 4, 2010	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: November 4, 2010	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)