Form 10-K
period 2010-12-31
BTU INTERNATIONAL INC
filed 2011-03-08
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, $0.01 par value, of the Company held by non-affiliates of the Company was $43,456,142 on July 4, 2010.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of February 28, 2011: 9,368,385 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2010 FORM 10-K ANNUAL REPORT

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

Industry Background

Alternative Energy Markets

BTU’s alternative energy business primarily addresses two markets: the manufacturing of solar cells and nuclear fuels.

Photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization furnaces and in-line diffusion systems. The MERIDIAN™ thermal processing system is used for phosphorous diffusion. This system is targeted for customers transitioning from batch to in-line processing. The MERIDIAN™ sells in the range of $800,000 to $1.1 million.

BTU’s metallization products include the TRITAN™ and PVD systems. The TRITAN™ is the latest generation product, featuring a unique multiple belt transport system with optimized wavelength thermal heating. The TRITAN™ is capable of processing dual lane wafers and sells in the range of $200,000 to $400,000. The PVD series is BTU’s first generation metallization drying and firing solution. It offers a wide variety of configurations from lab scale to mass production. The PVD series sells in the range of $100,000 to $275,000.

BTU offers solar processing equipment for both silicon and thin film photovoltaics. In thin film photovoltaics, BTU’s equipment is used for both the Copper Indium Gallium Selenide (CIGS) and Cadmium Telluride (CdTe) processes. These thin film systems generally sell in the range of $800,000 to $2.0 million.

Nuclear Fuel. Another application for BTU systems is for sintering nuclear fuel. These sintering processes operate at approximately 1750°C in a hydrogen reduction atmosphere. Our market leading product for this application is our patented Walking Beam system, which is ideally suited for the high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads through the process chamber. Walking Beam systems, which are used to sinter gadolinium and uranium pellets used for nuclear fuel generation, generally sell in the range of $2.4 to $3.3 million.

Electronics Markets

Demand for increasingly sophisticated electronic devices continues, and we expect that new technologies such as wireless networks, next generation cellular phones, personal digital assistants and tablets will help to drive future growth. Electronic equipment continues to become more complex, yet end users are still demanding smaller, lighter and less expensive devices. This, in turn, requires increased performance and reduced cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment, such as that supplied by BTU.

Printed Circuit Board Assembly. In the printed circuit board assembly process, semiconductor and discrete-devices plus other components are attached to printed circuit boards. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow or surface mount reflow. Manufacturers rely on high throughput, high reliability equipment to get the maximum efficiency in their production process.

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

Across all markets, the need for more versatile, more reliable and more advanced capital equipment persists. In addition, the continued globalization of manufacturing and the shift to low cost regions such as China, particularly for electronics and silicon photovoltaic producers, has driven the demand for equipment with a lower cost of ownership.

Technological Challenges

Continuous thermal processing systems present significant engineering challenges related to temperature control, atmosphere control, product handling, flux containment and disposal, and high system up time. Thermal processing systems must maintain accurate and uniform temperatures within their process chambers. The temperature within the process chamber is influenced by the rate at which components are moved through the system and the weight and density of the product. In addition, the thermal processing system’s heat convection and/or radiation rate must be varied and controlled as components and materials are processed. The chamber must also dispense heat uniformly across the product at precise temperatures to ensure maximum process uniformity. Products must be heated and cooled at closely preset rates in order to avoid damage caused by thermal stress.

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

Products

We supply a broad range of primarily thermal processing systems for the alternative energy and electronics assembly markets. Our products are used for such applications as solar cell manufacturing, nuclear fuel processing, printed circuit board assembly, and semiconductor packaging. Most of our products are used for thermal processing operations; most have a processing chamber that allows products to enter and exit in a continuous mode through the process chamber via a transport mechanism—typically a conveyor belt. A control system regulates a series of electric heaters to produce a consistent, even temperature profile, as required by the customers’ process. We also provide equipment that is used for coating operations produced by BTU or purchased from a 3rd party.

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

Solar Cells. BTU offers solar processing equipment for both silicon and thin film photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization process systems and in-line diffusion processes and systems. BTU’s solar cell processing equipment includes not only in-line thermal systems but coating systems produced either by BTU or purchased from a 3rd party. Our MERIDIAN™ In-line Diffusion system, introduced in late 2008, features the MERIDIAN™ phosphorus coater, which includes key advances such as back-side and top-side coating and an integrated dryer. The system can be configured to achieve up to 1500 (156mm) wafers per hour. The in-line process offers reduced wafer handling and greater throughput than traditional batch processing. Reduced handling translates into lower breakage rates, improved yield and lower cost of ownership. The MERIDIAN™ system price starts at $800,000 and varies depending on configuration. In thin film photovoltaics, BTU’s equipment is used for both the CIGS and CdTe processes.

For the metallization process, BTU offers a complete line of Rapid Thermal Processing furnaces utilizing near infrared heating technology. Systems come in varying lengths and widths to suit specific throughput requirements. The product line has been specifically designed for the solar cell metallization process and is used for contact drying and firing. Specialized features include rapid heating via densely spaced tungsten lamps and rapid cooling rates obtained through proprietary water cooling technology. These systems generally range in price from $180,000 to $650,000.

In thin film photovoltaics, BTU leverages its experience with large-scale, custom, in-line thermal processing systems. System designs are scalable and are sold for lab, pilot and production sized applications. These systems generally sell for in excess of $1 million, although the price can vary widely based on size and features.

Nuclear Fuels. We offer both walking beam and pusher systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell in the range of $2.4 to $3.3 million.

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

Flip chip reflow provides the physical and electronic bond of the semiconductor device to its package. The PYRAMAX™ families of convection reflow systems, utilizing our closed loop convection technology, rate at up to 400°C and operate in air or nitrogen atmospheres. These products utilize impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, they can process substrates in dual lane, dual speed configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in four models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. The products generally range in price from $70,000 to $180,000.

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Of our top ten revenue generating customers in 2010, two were solar customers, and one customer accounted for $17.3 million or 21.2% of total net sales and another customer accounted for $14.1 million or 17.3% of total net sales.

Sales, Marketing and Support

We market and sell our products primarily through our direct sales force and independent sales representatives throughout the world. Our sales and marketing team is responsible for evaluating the marketplace, generating leads and creating sales programs and sales support materials, such as literature. Our on-site direct service organization and our independent sales representatives provide ongoing support to customers using our products. These services include implementing continuous improvement tools related both to the cost of our products and to their technical performance. As well as process support, our strong global support infrastructure allows us to market future sales within our current customer base and contributes to our competitive position. Our management and sales teams participate in periodic trade conventions, through which we market our products to potential customers.

Research, Development and Engineering

Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering activities in 2010 were focused on the development of new products and improved furnace applications for thermal solutions for alternative energy application processes. The introduction of the TRITAN™ system, a new platform for solar cell metallization and the introduction of backside coating capability on our MERIDIAN™ In-Line Diffusion System were the primary focus for our silicon based solar cell product applications. Thin film solar cell thermal equipment systems and process applications for various substrates are under on-going development to meet market needs.

In the electronics assembly markets, we continue to enhance our numerous PYRAMAX™ models including the capability for dual lane, dual speed to meet the expanding needs of our customers. These improved PYRAMAX™ offerings were developed jointly by BTU engineers in China and the U.S. In addition, our development team is involved in basic research on high temperature materials and different heating methods that can be used in different thermal process applications.

Close working relationships between our key customers and our product engineering teams enable us to incorporate our customers’ feedback and needs into our product development efforts. We have integrated our product design, manufacturing, engineering and after sales support documentation in support of the new product introduction process.

Our research, development and engineering costs for the years ended December 31, 2010, 2009 and 2008 can be found on our Consolidated Statements of Operations, contained herein.

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

Intellectual Property

We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights, including our trademarks, trade secrets and copyrights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S. Our current portfolio includes 64 issued patents, 26 trademarks that are registered or pending and 51 pending patent applications.

We license software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

Backlog

Backlog as of December 31, 2010, was $ 39.3 million, compared to $15.3 million as of December 31, 2009. As of December 31, 2010, we expected to ship our year-end backlog within 40 weeks. Most of our backlog for solar applications are expected to be shipped in 8 – 20 weeks. Solder reflow systems are typically shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

Competition

Several companies compete with us in selling thermal processing systems. Although price is a factor in buying decisions, we believe that technological leadership, process capability, throughput, environmental safeguards, uptime, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price only.

Our systems for the alternative energy markets and other applications compete primarily against products offered by Smit, Despatch, AMTECH, Centrotherm, SierraTherm and Harper. Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Employees

As of December 31, 2010, we had 383 employees, of whom 77 are engaged in sales, marketing and service, 35 in research, development and engineering, 38 in finance and administration and 233 in operations. Of these 383 employees, 232 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control in our facilities in 2011.

As an equipment manufacturer, we generate and dispose of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because we used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, we have been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2010 as it had not been paid as of that date.

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

Risks Relating to Our Business

Our industry has historically been cyclical and experienced periodic downturns.

Our business depends on capital spending by solar power, electronics, and semiconductor manufacturers, which in turn depend on current and anticipated market demand for solar panels, printed circuit boards, integrated circuits and the products that use them. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns that have had a material adverse effect on the demand for equipment that we manufacture and market. The alternative energy industry is in a rapid stage of development and demand for our products is based on increase in market share as well as capacity expansion.

We have made substantial investments in our organization to develop new products for the alternative energy market. Sales of our products to the alternative energy generation markets are subject to substantial risks.

Solar Energy. The solar energy sector is partially dependent upon continuation of governmental subsidies, some of which have been scaled back, and the supply of materials that may be constrained. A decline in these subsidies would reduce our ability to grow our business in this market segment. The solar energy sector also depends on the availability of raw materials such as silicon. Limits in the supply of these raw materials will constrain growth in this sector and, therefore, limit our prospects for increasing sales in this area.

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

The industry in which we do business is highly competitive. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings. If customers prefer products offered by our competitors, we will have difficulty maintaining or increasing our revenue. Our systems for the alternative energy markets and other applications compete primarily against products offered by Centrotherm, Amtech, Factory 48, Despatch, SierraTherm, Smit and Harper. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, or the introduction by our competitors of products with perceived or actual advantages, could result in reduced sales of, or lower margins on, our products. In future years, we expect to face increased competition based on price, particularly from companies in Asia. If we are unable to reduce the costs of our products or introduce new lower cost products, we may lose sales to these competitors.

Sales made by our international operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international sales accounted for 91% of our consolidated revenue for 2010. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

During 2010, 76% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 19.8% of our outstanding common stock as of December 31, 2010. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

ITEM 1B. UNRESOLVED	SECURITIES AND EXCHANGE COMMISSION COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

We maintain our headquarters in North Billerica, Massachusetts, where we own a 150,000 square foot facility. We also operate an approximately 45,000 square foot leased manufacturing, engineering, sales and service facility in Shanghai, China. We will supplement our capacity with short-term leased (less than 3 years) manufacturing space in Shanghai, China as required to meet customer requirements through 2011.

In England, we lease a facility for our European and Near East sales and service operations. In the Asia Pacific region, we lease sales and service offices in Singapore and Malaysia.

ITEM 3. LEGAL	PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages. Following the table is a description of the business experience of each of our executive officers

Name	Age	Position

Paul J. van der Wansem	71	Chairman and Chief Executive Officer (principal executive officer)

Peter J. Tallian	52	Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

Thomas P. Kealy	68	Vice President and Corporate Controller

James M. Griffin	53	Vice President Sales and Service, and Corporate Officer

John J. McCaffrey, Jr.	59	Vice President Operations and Engineering, and Corporate Officer

Jan-Paul van Maaren Ph.D.	49	Vice President Marketing and Corporate Officer

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

Thomas P. Kealy has been our Vice President and Corporate Controller since February 1991. He has also been our Corporate Controller since joining us in July 1985. Prior to 1985, Mr. Kealy served for 14 years in various financial management positions, including Division Controller for Polaroid Corporation. Earlier he was the Corporate Controller for Coro, Inc. and Lebanon, Inc. Mr. Kealy holds a B.S. in Finance and Accounting from Bentley College and an M.B.A. from Clark University.

James M. Griffin has been our Vice President Sales and Service since April 2005. Previously, Mr. Griffin was our Vice President Sales-Americas, and has held a number of positions within our sales organization. He has been with us for 24 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

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

	High	Low
Year Ended December 31, 2009
First Quarter	4.94	2.66
Second Quarter	8.30	3.03
Third Quarter	7.49	4.88
Fourth Quarter	6.86	3.95
Year Ended December 31, 2010
First Quarter	6.80	4.43
Second Quarter	6.27	4.95
Third Quarter	7.69	4.94
Fourth Quarter	9.20	6.57

As of February 10, 2011, we had 404 record holders of our common stock.

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

Equity Compensation Plan Information

The following graph compares the cumulative 5-year total return provided shareholders on BTU International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Information Technology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2005 and its relative performance is tracked through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., The S&P 500 Index

And The S&P Information Technology Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the years ended December 31, 2008, December 31, 2009 and December 31, 2010 and the selected consolidated balance sheet data as of December 31, 2009 and December 31, 2010 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2006 and December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2006, December 31, 2007 and December 31, 2008 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:	(In thousands, except per share data)
Net sales	$81,607	$45,086	$72,266	$63,723	$78,289
Cost of goods sold	47,851	32,706	41,542	36,337	46,554

Gross profit	33,756	12,380	30,724	27,386	31,735
Selling, general and administrative	23,063	18,957	23,168	19,009	17,139
Research, development and engineering	6,575	6,882	7,273	5,658	5,065

Operating income (loss)	4,118	(13,459)	283	2,719	9,531
Interest income	81	236	354	909	667
Interest expense	(601)	(673)	(697)	(602)	(562)
Foreign exchange gain (loss)	(33)	(278)	40	(478)	(232)
Other income (loss), net	(6)	44	1	106	7

Income (loss) before provision for income taxes	3,559	(14,130)	(19)	2,654	9,411
Provision for income taxes	1,378	435	1,077	706	189

Net income (loss)	$2,181	$(14,565)	$(1,096)	$1,948	$9,222

Income (loss) per share:
Basic	$0.24	$(1.58)	$(0.12)	$0.21	$1.01
Diluted	$0.23	$(1.58)	$(0.12)	$0.20	$0.98
Weighted average shares outstanding:
Basic	9,277	9,222	9,375	9,297	9,121
Diluted	9,428	9,222	9,375	9,544	9,440

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$22,753	$25,397	$27,464	$25,065	$25,100
Working capital	41,537	37,132	50,120	50,565	48,531
Total assets	67,645	58,794	71,315	69,512	65,687
Total liabilities	27,805	23,101	21,735	20,577	20,755
Stockholders’ equity	39,840	35,693	49,580	48,935	44,932

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains expressed or implied forward-looking statements. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed above under “Risk Factors.” Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

In 2004, we began manufacturing and material sourcing operations in leased facilities in Shanghai, China. In addition, we expanded our product development capability to China, creating a global engineering team. This team has developed and commercially introduced our latest PYRAMAX™ and TRITAN™ products and continues to collaborate with our U.S. headquarters on additional product initiatives.

Critical Accounting Policies and Significant Estimates

The following is a discussion of those accounting policies that we deem to be “critical”—that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those customer acceptance provisions has not been previously demonstrated. Furthermore, we recognize revenue upon completion of installation for products that require installation for which the installation is essential to functionality or is not inconsequential or perfunctory. Revenue for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

Inventory Valuation. Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on standard cost and then adjust inventories to actual cost at reasonable intervals to reflect current conditions to approximate the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of ASC 718, and for the unvested portion of all share-based payments previously granted that remained outstanding at the date of adoption based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. We expense share-based compensation under the straight-line method.

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

Accounting for Income Taxes. We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in FASB ASC Topic 740, “Income Taxes” (“ASC 740”), we must establish a valuation allowance.

Management’s judgments and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to substantially all U.S. federal and state as well as United Kingdom deferred tax assets as of December 31, 2010 since they do not meet the “more likely than not” threshold of realization based on our ability to generate sufficient taxable income in the carryback and carryforward periods based on the criteria set forth in ASC 740. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of deferred tax assets before expiration.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB ASC Topic 740, “Income Taxes”. Interest and penalties recognized, if any, would be classified as a component of income tax expense. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

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

For the year ended December 31, 2010, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. We are no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Operations for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.6%	72.5%	57.5%

Gross profit	41.4%	27.5%	42.5%
Operating expenses:
Selling, general and administrative	28.3%	42.0%	32.1%
Research, development and engineering	8.1%	15.3%	10.1%

Operating income (loss)	5.0%	(29.9)%	0.4%
Interest income	0.1%	0.5%	0.5%
Interest expense	(0.7)%	(1.5)%	(1.0)%
Foreign exchange gain (loss)	(0.0)%	(0.6)%	0.1%
Other income (loss), net	(0.0)%	0.1%	0.0%

Income (loss) before provision for income taxes	4.4%	(31.3)%	0.0%
Provision for income taxes	1.7%	1.0%	1.5%

Net income (loss)	2.7%	(32.3)%	(1.5)%

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

	Years Ended December 31,				Percent change
	2010		2009
		( $ in thousands)
		% of net sales		% of net sales
Net sales	$81,607	100.0%	$45,086	100.0%	81.0%
Cost of goods sold	47,851	58.6%	32,706	72.5%	46.3%

Gross profit	33,756	41.4%	12,380	27.5%	172.7%
Selling, general and administrative expenses	23,063	28.3%	18,957	42.0%	21.7%
Research, development and engineering expenses	6,575	8.1%	6,882	15.3%	(4.5)%

Operating income (loss)	4,118	5.0%	(13,459)	(29.9)%	(130.6)%
Income (loss) before provision for income taxes	3,559	4.4%	(14,130)	(31.3)%	(125.2)%

Provision for income taxes	1,378	1.7%	435	1.0%	216.9%

Net income (loss)	$2,181	2.7%	$(14,565)	(32.3)%	(115.0)%

Net Sales. Net sales in 2010 increased by $36.5 million or 81.0% compared to 2009. The alternative energy systems sales increased from $17.9 million in 2009 to $34.7 million in 2010, an increase of $16.8 million or 93.6%. Net sales for the year 2010 as compared to 2009 for the Company’s electronics market systems increased from $20.7 million in 2009 to $39.9 million in 2010, an increase of $19.2 million or 93.1%. The parts & service and other market systems sales increased from $6.5 million in 2009 to $7.0 million in 2010, an increase of $0.5 million or 7.8%. The Company’s significant 2010 alternative energy systems sales growth of 93.6% as compared to 2009 is the result of increased revenue for the Company’s solar products. The substantial growth of 93.1% in 2010, as compared to 2009, for the Company’s electronics market systems revenue, particularly in Asia, represents the continuing recovery from the economic recession and related demand for our electronic products.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	2010		2009		2008
United States	$7,565	9%	$9,474	21%	$16,375	23%
Europe and Near East	9,733	12%	10,498	23%	12,408	17%
Asia Pacific	61,857	76%	23,349	52%	40,401	56%
Other Americas	2,452	3%	1,765	4%	3,082	4%

Total Revenue	$81,607		$45,086		$72,266

The above geographical revenue breakdown for the year 2010 as compared to 2009 and 2008, reflects for Asia Pacific revenues both the magnitude of the 2010 recovery in our Electronic systems sales from the economic downturn and the expansion of our Solar systems sales.

Gross Profit. The gross profit for the year 2010 increased to $33.8 million or an increase of 172.7% as compared to $12.4 million for the year 2009. The gross profit as a percentage of sales for 2010 increased to 41.4% from 27.5% for 2009. These increases are due primarily to the 81.0% revenue increase, improved factory utilization in both China and the USA and a reduction in slow moving inventory that required reserves.

Selling, General and Administrative (SG&A). SG&A expenses for the year 2010 as compared to 2009 increased by $4.1 million or 21.7% from $19.0 million to $23.1 million, but decreased as a percentage of sales from 42.0% to 28.3%. For the year 2010 as compared to the year 2009, approximately two thirds of the SG&A spending increase occurred in commission expense resulting from the 81.0% increased revenue for 2010 versus 2009. In addition, 2010 SG&A spending increased for service, marketing and bonus costs versus 2009.

Research, Development and Engineering (RD&E). RD&E expenses decreased by $0.3 million or 4.5% to $6.6 million for the year 2010 as compared to $6.9 million for the year 2009. The reductions are the result of lower R&D prototype model costs in 2010 as compared to 2009, occurring as new products were introduced.

Operating Income (Loss). The impact of the 81.0% revenue increase and its associated increase in gross margin of $21.4 million in the year 2010 as compared to 2009 resulted in operating income of $4.1 million in 2010 as compared to an operating loss of $13.5 million for the year 2009.

Interest Income (Expense). During the year 2010 as compared to the year 2009, interest expense declined as the result of a lower mortgage interest rate entered into late in 2010. Interest income declined in 2010 due to market interest rates which were at low levels and lower cash balances.

Foreign Exchange loss. The foreign exchange loss for the year 2010 was $33,000 as compared to a loss of $278,000 for 2009. The Company’s exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China, Singapore, Malaysia and UK operations and China RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes. During the year 2010, we recorded an income tax provision of $1.4 million as compared to $0.4 million for the year 2009. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. A significant portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

Our statutory federal income tax rate is 34.0%. The Company’s 2010 statutory income tax rate for its China manufacturing subsidiary is 22.0%. In 2011, the Company’s statutory income tax rate for its China manufacturing subsidiary is 24.0%.

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

Net Sales. Net sales in 2009 decreased by $27.2 million or 37.6% compared to 2008. Net sales in 2009 for the Company’s alternative energy systems increased by 2.7%, or $0.5 million, to $17.9 million compared to $17.4 million in 2008. Net sales in 2009 for the Company’s electronics market systems decreased by 53.5% or $23.8 million to $20.7 million compared to $44.5 million in 2008. Net sales in 2009 for the Company’s parts, service and other market systems decreased by 37.1%, or $3.9 million, to $6.5 million vs. $10.4 million in 2008. Alternative energy systems growth, which expanded by two thirds in 2008, slowed in 2009 as a result of the worldwide economic downturn. Despite improved electronic market systems revenue, particularly in China in the second half of 2009, revenue remained substantially below the 2008 levels. The reduction in demand for the Company’s electronics market products resulted from the worldwide economic slowdown, as did the reduction in net sales in 2009 compared to 2008 for the Company’s parts, service and other markets.

Regarding sales by geographic region, Europe was the only region to see year over year growth as a percentage of total sales, increasing from 17% in 2008 to 23% in 2009. This percentage increase resulted from alternative energy system sales. Asia saw the largest drop in sales for the region as a percentage of total sales, decreasing from 56% in 2008 to 52% in 2009. Asia is the primary geographic market for our electronic systems, which saw reduced demand in 2009 compared to 2008. It is important to note that for each of our geographic regions the dollar value of our revenue decreased in 2009 compared to 2008 due to the global economic downturn.

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

In the U.S., the Company has federal net operating loss carryforwards of approximately $3.8 million. The Company has recorded a full valuation allowance to offset the deferred tax assets arising as a result of these losses carry forwards because of uncertainty surrounding realization. Our statutory federal income tax rate is 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $22.8 million in cash and cash equivalents, a decrease of $2.6 million compared to $25.4 million at the end of 2009.

During 2010, we used net cash of approximately $1.3 million from operating activities. This use of cash was primarily the result of an increase in accounts receivable of $7.5 million, an increase in inventory of $6.1 million, offset by a net income of $2.2 million, an increase in accounts payable of $4.4 million, an increase in accrued expenses of $0.3 million and the adding back of non-cash expenses of depreciation and amortization of $2.2 million, stock-based compensation of $1.3 million, inventory provisions of $1.6 million and deferred taxes of $0.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of December 31, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $232,766. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement with the same bank that the mortgage was entered into on December 23, 2003, and amended on March 30, 2006. The 2010 modifications resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance at December 31, 2010 of approximately $8.7 million.

As of December 31, 2010, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2010 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$8,688	$359	$780	$7,549	$—
Interest on long-term debt	2,130	469	876	785	—
Operating leases	324	171	102	51	—
Open purchase orders	5,661	5,661	—	—	—

Total	$16,803	$6,660	$1,758	$8,385	$—

(1) Mortgage Note Payable, due 2015

(2) The Company has a liability at December 31, 2010, including potential interest and penalties, of $151,000 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple Deliverable Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements—and clarifications of existing requirements—under ASC Subtopic 820-10. The new rules require companies to provide greater detail about the methods and inputs they use to measure the fair value of assets, bringing U.S. Generally Accepted Accounting Principles (GAAP) in line with International Financial Reporting Standards (IFRS) 7, which already requires similar disclosures. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

We have international subsidiaries in China, the United Kingdom, Singapore, Philippines and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

As of December 31, 2010, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BTU International, Inc:

We have audited the accompanying consolidated balance sheets of BTU International, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTU International, Inc and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 8, 2011

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$22,753	$25,397
Accounts receivable, less allowance of $327 and $273 at December 31, 2010 and 2009	17,895	10,333
Inventories, net	19,274	14,533
Other current assets	1,091	1,283

Total current assets	61,013	51,546

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	10,979	10,500
Machinery and equipment	15,050	14,025
Furniture and fixtures	981	1,021

	27,220	25,756
Less accumulated depreciation	(21,072)	(19,424)

Net property, plant and equipment	6,148	6,332

Other assets, net of accumulated amortization of $2,314 in 2010 and $1,878 in 2009	484	916

Total assets	$67,645	$58,794

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$359	$310
Trade accounts payable	10,116	5,527
Customer deposits	3,398	3,310
Accrued expenses	5,603	5,267

Total current liabilities	19,476	14,414
Long-term debt less current maturities	8,329	8,687

Total liabilities	27,805	23,101

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,718,398 shares issued and 9,350,431 shares outstanding at December 31, 2010 and 10,619,589 shares issued and 9,251,622 shares outstanding at December 31, 2009	107	106
Additional paid-in capital	48,764	47,054
Accumulated deficit	(5,666)	(7,847)
Less: treasury stock at cost, 1,367,967 shares at December 31, 2010 and December 31, 2009	(4,990)	(4,990)
Accumulated other comprehensive income	1,625	1,370

Total stockholders’ equity	39,840	35,693

Total liabilities and stockholders’ equity	$67,645	$58,794

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$81,607	$45,086	$72,266
Cost of goods sold	47,851	32,706	41,542

Gross profit	33,756	12,380	30,724

Selling, general and administrative	23,063	18,957	23,168
Research, development and engineering	6,575	6,882	7,273

Operating income (loss)	4,118	(13,459)	283

Interest income	81	236	354
Interest expense	(601)	(673)	(697)
Foreign exchange gain (loss)	(33)	(278)	40
Other income (loss), net	(6)	44	1

Income (loss) before provision for income taxes	3,559	(14,130)	(19)
Provision for income taxes	1,378	435	1,077

Net income (loss)	$2,181	$(14,565)	$(1,096)

Income (loss) per share:
Basic	$0.24	$(1.58)	$(0.12)
Diluted	$0.23	$(1.58)	$(0.12)
Weighted average number of shares outstanding:
Basic	9,277	9,222	9,375
Diluted	9,428	9,222	9,375

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)			Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock				Treasury Stock
	# of shares	$			# of shares	$
Balance at December 31, 2007	10,502	$105	$44,046	$7,814	1,149	$(4,177)	$1,147	$48,935
Net loss	—	—	—	(1,096)	—	—	—	(1,096)
Exercise of stock options	35	—	116	—	—	—	—	116
Purchase of treasury stock	—	—	—	—	55	(214)	—	(214)
Issuance of common stock	20	—	99	—	—	—	—	99
Translation adjustment	—	—	—	—	—	—	543	543
Stock-based compensation	—	—	1,197	—	—	—	—	1,197

Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580
Net loss	—	—	—	(14,565)	—	—	—	(14,565)
Exercise of stock options	39	1	87	—	—	—	—	88
Purchase of treasury stock	—	—	—	—	164	(599)	—	(599)
Restricted stock forfeited	(1)	—	(4)	—	—	—	—	(4)
Issuance of common stock	25	—	103	—	—	—	—	103
Translation adjustment	—	—	—	—	—	—	(320)	(320)
Stock-based compensation	—	—	1,410	—	—	—	—	1,410

Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693

Net income	—	—	—	2,181	—	—	—	2,181
Exercise of stock options	77	1	269	—	—	—	—	270
Issuance of common stock	21	—	106	—	—	—	—	106
Translation adjustment	—	—	—	—	—	—	255	255
Stock-based compensation	—	—	1,335	—	—	—	—	1,335

Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$2,181	$(14,565)	$(1,096)
Other comprehensive income (loss):
Foreign currency translation adjustment	255	(320)	543

Comprehensive income (loss)	$2,436	$(14,885)	$(553)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,181	$(14,565)	$(1,096)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	2,193	2,109	1,857
Provision for bad debts	71	46	59
Provision for inventory	1,588	3,061	594
Stock-based compensation	1,335	1,410	1,197
Deferred taxes	252	(3)	154
Net change in operating assets and liabilities:
Accounts receivable	(7,471)	5,101	3,499
Inventories	(6,129)	1,280	(2,492)
Other current assets	(55)	(191)	(2)
Other assets	(52)	14	—
Accounts payable	4,439	281	(533)
Customer deposits	80	1,675	1,038
Accrued expenses	295	(1,103)	983

Net cash provided by (used in) operating activities	(1,273)	(885)	5,258

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,459)	(739)	(2,648)
Settlement of forward hedge contract	—	—	30

Net cash used in investing activities	(1,459)	(739)	(2,618)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(309)	(281)	(266)
Purchase of treasury stock	—	(599)	(214)
Issuance of common stock	106	103	99
Proceeds from the exercise of stock options	270	84	116

Net cash provided by (used in) financing activities	67	(693)	(265)

Effects of exchange rates on cash	21	250	24

Net increase (decrease) in cash and cash equivalents	(2,644)	(2,067)	2,399
Cash and cash equivalents, beginning of period	25,397	27,464	25,065

Cash and cash equivalents, end of period	$22,753	$25,397	$27,464

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest paid	$505	$459	$354
Income taxes	$1,118	$356	$254

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BTU International, Inc. and its wholly owned subsidiaries (the “Company”) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and alternative energy industries.

COMPREHENSIVE INCOME (LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income” (“ASC 220”). ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, in the Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss).

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense was $71,000, $46,000, and $59,000 for 2010, 2009 and 2008, respectively.

INVENTORIES, NET

Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on a standard cost method and then adjust inventories to actual cost at reasonable intervals to reflect current conditions to approximate the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2010	2009
Raw materials and manufactured components	$9,459	$6,051
Work-in-process	8,053	5,970
Finished goods	1,762	2,512

Total Net Inventory	$19,274	$14,533

The Company recorded inventory provisions of $1,588,000, $3,061,000, and $559,000 in 2010, 2009 and 2008, respectively. The provisions recorded are net of sold inventory that had previously been reserved in the amounts of approximately $507,000, $325,000, and $534,000 for the years ended 2010, 2009 and 2008, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Software	3-10 years
Furniture and fixtures	3-8 years
Leasehold improvements	3 years

Depreciation expense was approximately $1,708,000, $1,574,000 and $1,334,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments of intangible long-lived assets have been identified during the years ended December 31, 2010, 2009 and 2008.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2010	2009
Deferred financing costs, net of amortization	$38	$45
Intellectual property, net of amortization	246	824
Other long-term receivable	200	—
Deferred tax assets	—	47

Total	$484	$916

Deferred financing costs, capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $7,000, $33,000 and $20,000 in 2010, 2009 and 2008, respectively. Amortization on intellectual property was approximately $478,000, $502,000 and $502,000 in 2010, 2009 and 2008, respectively.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” (“ASC 605”). Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance. Furthermore, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended 2010, 2009 and 2008, $1,848,012, $5,704,347 and $6,024,666, respectively, were recognized as revenue using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with FASB ASC 605-45, “Shipping and Handling Fees and Costs”. Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 559,040, 1,029,148 and 887,501 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively. However, these options could become dilutive in future periods.

The weighted average number of common shares used to compute basic and diluted earnings per share consists of the following classification:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Basic shares	9,277	9,222	9,375
Effect of dilutive options	151	—	—

Diluted shares	9,428	9,222	9,375

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic 605: “Multiple Deliverable Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements—and clarifications of existing requirements—under ASC Subtopic 820-10. The new rules require companies to provide greater detail about the methods and inputs they use to measure the fair value of assets, bringing U.S. Generally Accepted Accounting Principles (GAAP) in line with International Financial Reporting Standards (IFRS) 7, which already requires similar disclosures. The adoption of this Standard has not had an impact on the Company’s consolidated financial statements.

Subsequent Events

For the fiscal year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed with the Securities and Exchange Commission.

(2)	ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued commissions	$875	$1,176
Accrued warranty	512	486
Accrued taxes	961	774
Accrued audit	299	366
Accrued legal	327	265
Accrued bonus	1,036	305
Accrued Atmoplas acquisition-related royalties	—	600
Payroll and payroll taxes	1,060	836
Accrued royalties	—	179
Accrued cost of sales	467	157
Other	66	123

	$5,603	$5,267

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Beginning balance	$486	$683
Plus: accruals related to new sales	907	771
Less: warranty claims incurred	(881)	(968)

Ending balance	$512	$486

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of December 31, 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $232,766. This restricted cash value is included in the Company’s balance sheet in other current assets.

Long-Term Debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Mortgage note payable, interest rate of 5.50% and 6.84% at December 2010 and December 31, 2009, respectively	$8,688	$8,997
Less: current maturities	359	310

	$8,329	$8,687

Under the terms of the debt, the minimum principal repayments of long-term debt and operating lease obligations by year are as follows (in thousands):

	Mortgage	Operating Leases	Total
2011	$359	$171	$530
2012	379	65	444
2013	401	37	438
2014	423	37	460
2015	7,126	14	7,140

	$8,688	$324	$9,012

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. Rent expense under these leases was approximately $304,000 in 2010, $264,000 in 2009 and $218,000 in 2008. As of December 31, 2010, the future minimum lease commitment for this facility was $49,000 through 2012, the end of the lease period.

The Company had an operating lease in its UK facility that expired in March 2010 but allowed for a three month extension. The Company signed a five year lease at a smaller facility for its UK operations in May 2010. Rent expense was approximately $105,000 in 2010, $200,000 in 2009, and $230,000 in 2008. As of December 31, 2010, the future minimum lease commitment for this facility is $143,000, payable through May 2015.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that are considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the

Consolidated Balance Sheet as of December 31, 2010. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition. See table under contractual obligations section located within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2010		2009		2008
United States	$7,565	9%	$9,474	21%	$16,375	23%
Europe and Near East	9,733	12%	10,498	23%	12,408	17%
Asia Pacific	61,857	76%	23,349	52%	40,401	56%
Other Americas	2,452	3%	1,765	4%	3,082	4%

Total Revenue	$81,607		$45,086		$72,266

The following table shows the amounts (in thousands) of the Company’s tangible long-lived assets by geographic region, at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
United States	$5,504	$5,679
Asia Pacific	644	653

	$6,148	$6,332

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company maintains the majority of its cash and cash equivalent balances with a small number of financial institutions who invest the funds in highly liquid financial instruments with terms not to exceed 90 days.

The Company has international subsidiaries in China, the United Kingdom, Singapore, Philippines and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, the Company is exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which it operates, all of which could adversely impact its results of operations and financial condition. The Company’s revenues are primarily derived from customers in the electronics and alternative energy manufacturing industries who are not required to provide collateral for amounts owed to the Company. The Company’s customers are dispersed over a wide geographic area and are subject to periodic review under the Company’s credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk due to operating its business.

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

One customer accounted for $17.3 million or 21.2% of total net sales and another accounted for $14.1 million or 17.3% of total net sales in 2010. Two customers represented 12.2% of total net sales in 2009 and 5.1% of total net sales in 2008, and no single customer accounted for more than 10% of total net sales in 2008 and 2009. As of December 31, 2010, there were three customers that accounted for more than 10% of accounts receivable. As of December 31, 2009, there were no customers that individually accounted for more than 10% of accounts receivable.

(6)	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic	$(147)	$(12,633)	$(3,050)
Foreign	3,706	(1,497)	3,031

Total	$3,559	$(14,130)	$(19)

For the years ended December 31, 2010, 2009 and 2008, the Company’s provision (benefit) for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2010
Current	$(42)	$21	$1,651	$1,630
Deferred	—	—	(252)	(252)

	$(42)	$21	$1,399	$1,378

	Federal	State	Foreign	Total
December 31, 2009
Current	$20	$40	$378	$438
Deferred	—	—	(3)	(3)

	$20	$40	$375	$435

	Federal	State	Foreign	Total
December 31, 2008
Current	$—	$—	$923	$923
Deferred	207	—	(53)	154

	$207	$—	$870	$1,077

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	2010	2009	2008
Provision (Benefit) at Statutory Rate	$1,210	$(4,804)	$(6)
State Tax Net of Federal Benefit	14	26	—
Dividend from a Foreign Subsidiary	—	3,912	—
Foreign Tax Rate Differential	(486)	284	(656)
Losses not Benefitted	312	973	1,859
Non-deductible & Other	328	44	(120)

Net Provision	$1,378	$435	$1,077

The components of the net deferred tax assets at December 31, 2010 and 2009 are as follows (in thousands):

Deferred Tax Assets:	2010	2009
Federal Net Operating Loss Carryforwards	$—	$1,286
State Net Operating Loss Carryforwards	223	1,086
Foreign Net Operating Loss Carryforwards	365	228
Inventory Reserve	1,533	1,284
Deferred Compensation	1,737	1,477
Federal Foreign and Other Tax Credits	2,285	1,890
Accruals and Other	1,020	571
Intangibles	520	425

Total Deferred Tax Assets	7,683	8,247
Valuation Allowance	(7,204)	(8,094)

Deferred Tax Assets	479	153

Deferred Tax Liabilities:
Depreciation and Amortization	(122)	(97)

Net Deferred Tax Assets	$357	$56

Deferred tax assets at December 31, 2010 and 2009 are recorded in Other Assets.

The deferred tax valuation allowance decreased by $890,000 and increased by $1,752,000 for the years ended December 31, 2010 and 2009, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the U.S net deferred tax assets since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company has federal net operating loss carryforwards of approximately $2,369,000 that expire between 2024 and 2028, all of which relate to excess tax deductions from share based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable. The Company also has state net operating loss carryforwards of approximately $4,247,000 that expire between 2011 and 2029.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4.9 million at December 31, 2010. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $4.9 million of undistributed foreign earnings. The amount of taxes attributable to these undistributed earnings is not practicably determinable. In 2009, in an exception to the existing policy, the Company recorded a dividend of approximately $11.3 million from its China subsidiary. The 2009 provisions for U.S. federal and state income taxes on this dividend were offset by 2009 losses and utilization of net operating loss carryforwards.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	2010	2009	2008
Balance at beginning of period	$49	$75	$—
Increase (decrease) related to current year tax positions	—	—	75
Increase (decrease) related to prior year tax positions	102	(26)	—

Balance at end of period	$151	$49	$75

The unrecognized tax benefits at December 31, 2010, if recognized, would reduce the Company’s effective tax rate. For the year ended December 31, 2010, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no interest or penalties accrued at December 31, 2010.

(7)	EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $1,067,000, $288,000 and $163,000 was expensed in 2010, 2009 and 2008, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was $337,000, $297,000 and $209,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was $1,301,000, $1,367,000 and $1,142,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan. The Company recognizes all of its non-cash compensation expense in its selling, general and administrative expense.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced for annualized estimated forfeitures of 4% for each of the years ended December 31, 2010, 2009 and 2008. We used the following assumptions for options issued during the years ended December 31, 2010 and 2009, respectively:

Calculation of Fair Values—Assumptions Used:	Dec. 31, 2010	Dec. 31, 2009
Expected Volatility	66.1%	66.7%
Expected Life	4.69	4.69
Risk-Free Interest Rate	1.52%	2.28%
Expected Dividend Yield	None	None

Expected volatilities are based on the weighted average historical volatility of the Company’s common stock for the expected life of the option. The Company has significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

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

Shares available for future stock option grants, pursuant to the 2003 and 1998 Plans were 401,580 at December 31, 2010, 469,151 at December 31, 2009, and 615,364 at December 31, 2008.

A summary of all stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	1,177,028	$6.55	1,069,535	$9.17	756,466	$9.63
Granted	273,244	6.15	394,236	4.93	593,745	8.86
Exercised	(77,528)	3.48	(38,720)	2.26	(34,556)	3.37
Forfeited/Cancelled	(95,480)	7.71	(20,563)	8.95	(246,120)	10.66
Exchanged (eligible options)	—	—	(379,100)	11.60	—	—
Exchanged (replacement options)	—	—	151,640	4.06	—	—

Outstanding at end of year	1,277,264	$6.56	1,177,028	$6.55	1,069,535	$9.17

Options exercisable at end of year	513,860	$7.66	366,012	$7.71	324,685	$7.89

At December 31, 2010, the outstanding options have exercise prices ranging from $3.00 to $16.70 and a weighted average remaining contractual life of 4.8 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2010 was $262,693. The total number of in-the-money options that were exercisable as of December 31, 2010 was 292,050.

The following table summarizes information for options outstanding and for options exercisable at December 31, 2010:

Range of Prices	Number	Options Outstanding		Options Exercisable
		Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.00 to 3.34	102,631	2.05	$3.08	87,631	$3.05
3.35 to 5.01	411,161	5.24	4.35	139,276	4.48
5.02 to 6.68	336,692	5.74	5.61	65,143	5.69
6.69 to 8.89	128,220	6.84	7.02	—	—
8.90 to 10.02	13,210	2.77	9.86	11,610	9.91
10.03 to 11.69	102,200	4.38	10.05	51,100	10.05
11.70 to 13.36	171,630	2.95	12.47	147,580	12.56
13.37 to 15.03	—	—	—	—	—
15.04 to 16.70	11,520	2.10	16.66	11,520	16.66

	1,277,264	4.84	$6.56	513,860	$7.66

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $8.89 as of December 31, 2010 which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2010, there was $2,304,823 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.37 years. The total fair value of shares vested during the year ended December 31, 2010 was $1,278,963.

A summary of the status of the Company’s non-vested options as of December 31, 2010 and 2009 is presented below:

	December 31, 2010		December 31, 2009
Nonvested Activity:	Shares	Weighted- Fair Value	Shares	Weighted- Fair Value
Balance—Beginning	811,016	$4.65	744,850	$5.49
Granted	273,244	$3.32	394,236	$2.76
Vested	(255,611)	$5.01	(159,260)	$4.65
Exchanged (Nonvested Eligible Options)	—	$—	(306,900)	$6.38
Exchanged (Replacement Options)	—	$—	151,640	$9.09
Nonvested Forfeited	(65,245)	$4.46	(13,550)	$5.25

Nonvested	763,404	$4.07	811,016	$4.65

During 2005, the Company granted 20,000 shares of restricted stock to various employees. The fair value of the shares at the date of the grant was $60,000 or $3.00 per share. This stock vested over a four-year term. The Company has recorded a compensation charge of $3,750 and $15,000 in 2009 and 2008, respectively, related to this grant. As of December 31, 2010, there was no unrecognized compensation costs related to restricted stock grants.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2010 and 2009 is presented below:

	December 31, 2010	December 31, 2009
Nonvested Restricted Stock:	Shares	Shares
Balance—Beginning	—	3,500
Granted	—	—
Vested	—	(3,500)
Forfeited	—	—

Nonvested	—	—

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 110,193 remain available at December 31, 2010. During 2010, a total of 21,281 shares were purchased at prices ranging from $4.94 to $5.02 per share. The Company has recorded a compensation charge of $34,612, $40,000, and $40,000 in 2010, 2009 and 2008, respectively, related to this plan.

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

In accordance with the requirements of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

c. Long-term Debt and Capital Lease Obligations—The fair value of long-term indebtedness as of December 31, 2010 and December 31, 2009 was approximately $8,688,000 and $8,997,000, respectively, based on the prevailing cost of capital to the Company as of each date. The market rate at December 31, 2010 approximates the rate of the mortgage note payable of 5.5%.

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

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2010 and 2009. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Mar. 29, 2009	June 28, 2009	Sept. 27, 2009	Dec. 31, 2009	Apr. 04, 2010	July 04, 2010	Oct. 03, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Net sales	$9,806	$10,808	$12,409	$12,063	$17,192	$18,031	$19,011	$27,373
Cost of goods sold	8,367	7,179	8,548	8,612	10,096	10,339	10,845	16,571

Gross profit	1,439	3,629	3,861	3,451	7,096	7,692	8,166	10,802
Selling, general and administrative	3,930	4,770	4,697	5,560	5,539	5,237	5,758	6,529
Research, development and engineering	1,977	1,897	1,411	1,597	1,638	1,557	1,618	1,762

Operating income (loss)	(4,468)	(3,038)	(2,247)	(3,706)	(81)	898	790	2,511
Interest expense, net	(73)	(79)	(138)	(147)	(157)	(112)	(134)	(117)
Foreign exchange gain (loss)	(59)	(177)	(4)	(38)	65	40	(114)	(24)
Other income (loss), net	29	6	7	2	17	(7)	(5)	(11)

Income (loss) before provision
(benefit) for income taxes	(4,571)	(3,288)	(2,382)	(3,889)	(156)	819	537	2,359
Provision (benefit) for income taxes	(17)	198	238	16	137	564	557	120

Net income (loss)	$(4,554)	$(3,486)	$(2,620)	$(3,905)	$(293)	$255	$(20)	$2,239

Income (loss) per share:
Basic	$(0.49)	$(0.38)	$(0.29)	$(0.42)	$(0.03)	$0.03	$(0.00)	$0.24
Diluted	$(0.49)	$(0.38)	$(0.29)	$(0.42)	$(0.03)	$0.03	$(0.00)	$0.24
Weighted average number of shares outstanding:
Basic	9,284	9,191	9,195	9,219	9,253	9,270	9,285	9,304
Diluted	9,284	9,191	9,195	9,219	9,253	9,402	9,285	9,522

	Quarters Ended
	Mar. 29, 2009	June 28, 2009	Sept. 27, 2009	Dec. 31, 2009	Apr. 04, 2010	July 04, 2010	Oct. 03, 2010	Dec. 31, 2010
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.3%	66.4%	68.9%	71.4%	58.7%	57.3%	57.0%	60.5%

Gross profit	14.7%	33.6%	31.1%	28.6%	41.3%	42.7%	43.0%	39.5%
Selling, general and administrative	40.1%	44.1%	37.9%	46.1%	32.2%	29.0%	30.3%	23.9%
Research, development and engineering	20.2%	17.6%	11.4%	13.2%	9.5%	8.6%	8.5%	6.4%

Operating income (loss)	(45.6)%	(28.1)%	(18.1)%	(30.7)%	(0.5)%	5.0%	4.2%	9.2%
Interest expense, net	(0.7)%	(0.7)%	(1.1)%	(1.2)%	(0.9)%	(0.6)%	(0.7)%	(0.4)%
Foreign exchange gain (loss)	(0.6)%	(1.6)%	(0.0)%	(0.3)%	0.4%	0.2%	(0.6)%	(0.1)%
Other income (loss), net	0.3%	0.1%	0.1%	0.0%	0.1%	(0.1)%	(0.0)%	(0.0)%

Income (loss) before provision (benefit) for income taxes	(46.6)%	(30.4)%	(19.2)%	(32.2)%	(0.9)%	4.5%	2.8%	8.6%
Provision (benefit) for income taxes	(0.2)%	1.8%	1.9%	0.1%	0.8%	3.1%	2.9%	0.4%

Net income (loss)	(46.4)%	(32.3)%	(21.1)%	(32.4)%	(1.7)%	1.4%	(0.1)%	8.2%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2010 had no material weaknesses in the Company’s internal control over financial reporting. As a result, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website, www.btu.com. Any person may request to receive a copy of our code of ethics by contacting Peter Tallian at (978) 667-4111 or at 23 Esquire Road, North Billerica, MA. We will post any amendments or waivers to our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or people performing similar functions on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth information for the year ended December 31, 2010, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued)
Equity compensation plans approved by security holders	1,277,264	$6.56	401,580
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,277,264	$6.56	401,580

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and is included in the 2011 Proxy Statement for BTU International, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE MATTERS

There were no transactions with related persons during 2010. Information relating to director independence is included under the caption “Election of Directors” in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2011 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”),the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2003 Form 10-K (“2003 10-K”), the annual report as reported on the 2004 Form 10-K (“2004 10-K”), the annual report as reported on the 2005 Form 10-K (“2005 10-K”), the quarterly report as reported on 6-28-98 Form 10-Q (“6-28-98 10-Q”), the quarterly report as reported on 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on 6-1-07 Form 10-Q (“6-1-07 10-Q”), the quarterly report as reported on 3-29-09 Form 10-Q (“3-29-09 10-Q”), or the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number. 000-17297.

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q

3.2 Amended and Restated By-Laws	3.2	6-29-08 10-Q

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to the 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to the 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Amendment No. 1 to 1998 Stock Option Plan for Non-Employee Directors	10.8	2008 Proxy

* 10.9 Executive Retirement Agreement	10.9	2002 10-K

* 10.10 2003 Equity Incentive Plan	10.10	2003 Proxy

* 10.11 Amendment No. 1 to the 2003 Equity Incentive Plan	10.11	2008 Proxy

* 10.12 Amendment No. 2 to the 2003 Equity Incentive Plan	10.12	2009 Proxy

* 10.13 Employment contract between the Company and Paul J. van der Wansem	10.13	2005 10-K

* 10.14 Officer’s Retention Agreement	10.14	2005 10-K

	Exhibit	SEC Docket
* 10.15 Amended Retention Agreement for Thomas P. Kealy	10.15	3-29-09 10-Q

10.16 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.16	1994 10-K

10.17 Mortgage note with Salem Five dated December 23, 2003	10.17	2003 10-K

10.18 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.18	6-1-07 10-Q

* 10.19 Offer Letter to John J. McCaffrey Jr.	10.19	3-29-09 10-Q

* 10.20 Retention Agreement with John J. McCaffrey Jr.	10.20	3-29-09 10-Q

* 10.21 Offer Letter to Peter J. Tallian	10.21	3-29-09 10-Q

* 10.22 Retention Agreement with Peter J. Tallian	10.22	3-29-09 10-Q

* 10.23 Retention Agreement with James M. Griffin	10.23	2009 10-K

10.24 Loan Modification Agreement	10.24	10-03-10 10-Q

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of KPMG LLP		**

EXHIBIT 31. CERTIFICATIONS

31.1 Certification		**

31.2 Certification		**

32.1 Section 906 Certification		**

32.2 Section 906 Certification		**

* designates management contracts or compensatory plans or agreements

** filed herewith

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2010

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance At End of Period
Allowance for doubtful accounts	$273	$71	$—	$(17)	$327

For the Year Ended December 31, 2009

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$260	$46	$—	$(33)	$273

For the Year Ended December 31, 2008

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$201	$59	$—	$—	$260

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

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

Date: March 8, 2011

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 8, 2011

By:	/S/ PETER J. TALLIAN
Peter J. Tallian, Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

Date: March 8, 2011

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 8, 2011

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 8, 2011

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 8, 2011

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

Date: March 8, 2011

By:	/S/ BERTRAND LOY
Bertrand Loy, Director