Form 10-Q
period 2011-04-03
BTU INTERNATIONAL INC
filed 2011-05-10
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of May 2, 2011: 9,418,670 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 3, 2011	December 31, 2010
Assets

Current assets
Cash and cash equivalents	$23,006	$22,753
Accounts receivable, net	21,579	17,895
Inventories, net	20,566	19,274
Other current assets	1,354	1,091

Total current assets	66,505	61,013

Property, plant and equipment, net	6,054	6,148

Other assets, net	214	484

Total assets	$72,773	$67,645

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$364	$359
Accounts payable	9,581	10,116
Progress liabilities	6,675	3,398
Accrued expenses	5,502	5,603

Total current liabilities	22,122	19,476

Long-term debt, less current portion	8,238	8,329

Total liabilities	30,360	27,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,778,715 shares issued and 9,410,748 shares outstanding at April 3, 2011 and 10,718,398 shares issued and 9,350,431 shares outstanding at December 31, 2010	108	107
Additional paid in capital	49,393	48,764
Accumulated deficit	(3,837)	(5,666)
Treasury stock, at cost, 1,367,967 shares at April 3, 2011 and December 31, 2010	(4,990)	(4,990)
Accumulated other comprehensive income	1,739	1,625

Total stockholders’ equity	42,413	39,840

Total liabilities and stockholders’ equity	$72,773	$67,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net sales	$25,350	$17,192
Costs of goods sold	14,624	10,096

Gross profit	10,726	7,096

Operating expenses:
Selling, general and administrative	5,924	5,539
Research, development and engineering	1,867	1,638

Operating income (loss)	2,935	(81)

Interest income	15	2
Interest expense	(135)	(159)
Foreign exchange gain (loss)	(76)	65
Other income	215	17

Income (loss) before provision for income taxes	2,954	(156)

Provision for income taxes	1,125	137

Net income (loss)	$1,829	$(293)

Income (loss) per share:
Basic	$0.20	$(0.03)
Diluted	$0.19	$(0.03)

Weighted average number of shares outstanding:
Basic shares	9,369,773	9,253,081
Effect of dilutive options	388,363	—

Diluted shares	9,758,136	9,253,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED APRIL 3, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$			# of shares	$
Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840
Net income	—	—	—	1,829	—	—	—	1,829
Exercise of stock options	61	1	295	—	—	—	—	296
Stock-based compensation	—	—	334	—	—	—	—	334
Translation adjustment	—	—	—	—	—	—	114	114

Balance at April 3, 2011	10,779	$108	$49,393	$(3,837)	1,368	$(4,990)	$1,739	$42,413

	Three Months Ended	Three Months Ended
	April 3, 2011	April 4, 2010
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$1,829	$(293)
Other comprehensive income (loss):
Foreign currency translation adjustment	114	(69)

Comprehensive income (loss)	$1,943	$(362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2011 AND APRIL 4, 2010

(in thousands)

(unaudited)

	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net income (loss)	$1,829	$(293)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	544	522
Provision for bad debts	7	58
Provision for inventory obsolescence	296	305
Stock-based compensation	334	317
Net change in operating assets and liabilities:
Accounts receivable	(3,625)	(462)
Inventories	(1,510)	(22)
Other current assets	(259)	(1,158)
Progress liabilities	3,280	(1,944)
Other assets	151	(18)
Accounts payable	(643)	(259)
Accrued expenses	(154)	(391)

Net cash provided by (used in) operating activities	250	(3,345)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(279)	(68)

Net cash used in investing activities	(279)	(68)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(86)	(72)
Proceeds from the exercise of stock options	296	40

Net cash provided by (used in) financing activities	210	(32)

Effects of exchange rates on cash	72	(102)

Net increase (decrease) in cash and cash equivalents	253	(3,547)
Cash and cash equivalents, beginning of period	22,753	25,397

Cash and cash equivalents, end of period	$23,006	$21,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED APRIL 3, 2011 AND APRIL 4, 2010

(in thousands)

(unaudited)

	April 3, 2011	April 4, 2010
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$107	$164
Income taxes	293	94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2010 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of April 3, 2011 and the related condensed consolidated statements of stockholders’ equity and comprehensive income for the three months ended April 3, 2011 are unaudited. The condensed consolidated statements of operations and cash flows for the three months ended April 3, 2011 and April 4, 2010 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2010, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Subsequent Events — The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories, net

	April 3, 2011	December 31, 2010
	(in thousands)
Raw materials and manufactured components	$9,172	$9,459
Work-in-process	7,229	8,053
Finished goods	4,165	1,762

	$20,566	$19,274

(4) Other Current Liabilities

	April 3, 2011	December 31, 2010
	( $ in thousands)
Accrued commissions	$1,049	$875
Accrued warranty	626	512
Accrued taxes	1,401	961
Accrued audit	407	299
Accrued legal	291	327
Accrued bonus	239	1,036
Payroll and payroll taxes	1,071	1,060
Accrued cost of sales	322	467
Other	96	66

	$5,502	$5,603

Warranty

The Company provides standard warranty coverage for labor for 12 months and special extended material-only coverage on certain products. The Company estimates and records an accrual for anticipated warranty claims based on sales. The accrual for warranty covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three months ended April 3, 2011:

Three Months Ended April 3, 2011
Beginning balance, December 31, 2010	$512
Plus: accruals related to new sales	175
Less: warranty claims incurred and reserve adjustment	(61)

Ending balance, April 3, 2011	$626

(5) Debt

Long-term debt at April 3, 2011 and December 31, 2010 consisted of:

	April 3, 2011	December 31, 2010
	(in thousands)
Mortgage note payable, interest rate of 5.50%	$8,602	$8,688
Less - current maturities	364	359

	$8,238	$8,329

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of April 3, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (Loss) Per Share (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their anti-dilutive effect, approximately 42,019 and 1,153,365 options to purchase common stock were excluded from the calculation of diluted income (loss) per share for the three months ended April 3, 2011 and April 4, 2010, respectively. These options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $334,114 and $316,790 for the three months ended April 3, 2011 and April 4, 2010.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by an annualized estimated forfeiture rate of 4%.

Calculation of Fair Value - Assumptions Used:

	Three months ended
	April 3, 2011	April 4, 2010
Expected Volatility	65.05%	65.38%
Expected Life	3.00	3.00
Risk-Free Interest Rate	1.31%	1.63%
Expected Dividend Yield	0	0

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company had significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never paid a dividend and management’s current expectation to retain any excess cash for use in the business.

The following table summarizes the stock option activity during the three months ended April 3, 2011:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2010	1,277,264	$6.56
Granted	3,410	$10.99
Exercised	(60,317)	$4.93
Forfeited/Cancelled	(1,895)	$14.32

Outstanding at April 3, 2011	1,218,462	$6.64	4.67	$5,606,493
Exercisable at April 3, 2011	457,047	$7.97	3.31	$1,666,109

The weighted-average grant date fair values of options granted during the three-month periods ended April 3, 2011 and, April 4, 2010 were $4.81 and $2.64, respectively. The aggregate fair value of options exercised during the three-month periods ended April 3, 2011 and April 4, 2010 was $229,826 and $23,660, respectively.

As of April 3, 2011, there was $1,995,604 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.20 years. The total fair value of options vested during the three-month periods ended April 3, 2011 was $13,263.

(8) Revenue Recognition

For the three months ended April 3, 2011 and April 4, 2010, there was $399,870 and $789,112 respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see Note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 8, 2011 with the Securities and Exchange Commission.

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

a. Cash and Cash Equivalents (Fair Value Level 1)-The carrying amount of these assets on the Company’s consolidated balance sheets approximates their fair value because of the short maturities of these instruments.

b. Receivables, Payables and Accruals (Fair Value Level 1)—The recorded amounts of financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short-term maturity of these instruments.

c. Long-term Debt (Fair Value Level 2)—The fair value of long-term indebtedness as of April 3, 2011 was approximately $8.6 million. The current market interest rate approximates the rate of the mortgage note payable of 5.5%.

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

Tangible long-lived assets by geographic location are as follows:

	April 3,	December 31,
	2011	2010
United States	$5,385	$5,504
Asia Pacific	669	644

	$6,054	$6,148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three months ended April 3, 2011 compared to the three months ended April 4, 2010.

The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations expressed as a percentage of net sales.

Summary Consolidated Statement of Operations

	Three Months Ended
	April 3, 2011		April 4, 2010
		( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$25,350	100.0%	$17,192	100.0%	47.5%
Cost of goods sold	14,624	57.7%	10,096	58.7%	44.8%

Gross profit	10,726	42.3%	7,096	41.3%	51.2%

Selling, general and administrative expenses	5,924	23.4%	5,539	32.2%	7.0%
Research, development and engineering expenses	1,867	7.4%	1,638	9.5%	14.0%

Operating income (loss)	2,935	11.6%	(81)	(0.5)%	(3723.5)%

Income (loss) before provision for income taxes	2,954	11.7%	(156)	(0.9)%	(1993.6)%

Provision for income taxes	1,125	4.4%	137	0.8%	721.2%

Net income (loss)	$1,829	7.2%	$(293)	(1.7)%	(724.2)%

Net Sales. Net sales for the first quarter of 2011 were $25.4 million representing an increase of $8.2 million, or 47.5%, as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems increased by $6.8 million, or 85.9%, as compared to the same period in the prior year; while our electronic market systems first quarter sales remained the same as compared to the same period in the prior year; Q1 2011 sales included a $0.6 million system for other markets with no sales for this category in Q1 2010; sales for parts and service in Q1 2011 increased by $0.8 million, or 49.4%, as compared to Q1 2010, which is in line with our overall sales increase. The substantial first quarter 2011 alternative energy systems sales growth when compared to the same period in 2010 is the result of increased revenue for solar products.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	April 3, 2011		April 4, 2010
		($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$3,141	12.4%	$1,148	6.7%
Europe, Near East	287	1.1%	4,082	23.7%
Asia Pacific	21,135	83.4%	11,396	66.3%
Other Americas	787	3.1%	566	3.3%

Total Revenue	$25,350		$17,192

The above geographical revenue breakdown reflects the magnitude of the recovery in Asia from the economic downturn with a nearly doubling of revenue in Asia for the comparative periods.

Gross Profit. The first quarter of 2011 gross profit of $10.7 million increased by $3.6 million, or 51.2%, as compared to the first quarter of 2010 primarily as a result of the 47.5% revenue increase. In the first quarter of 2011 as compared to the same period in 2010, gross profit as a percentage of sales increased to 42.3% from 41.3%, reflecting increased factory utilization in both our China and USA facilities.

Selling, General and Administrative (SG&A). SG&A expenses increased by $0.4 million, or 7.0%, for the first 3 months of 2011 as compared to the same period in 2010 from $5.5 million to $5.9 million. This increase occurred primarily in commission expense resulting from increased revenue of 47.5% in the first quarter of 2011 as compared to the same period in 2010 and increased service costs to support our growing solar market.

Research, Development and Engineering (RD&E). RD&E expenses increased by more than $0.2 million, or 14.0%, to $1.8 million for the first 3 months of 2011 from $1.6 million for the same period in 2010. The increases are the result of the Company’s actions in preparations for anticipated increased solar product requirements.

Operating Income (Loss). The impact of the $8.2 million revenue increase and its associated $3.6 million increase in gross profit for the first 3 months of 2011, resulted in operating income as compared to a slight operating loss for the same period in 2010.

Interest Income (Expense). In the first quarter of 2011 as compared to the same period in 2010, net interest expense remained relatively stable.

Foreign Exchange loss. The foreign exchange loss for the first 3 months of 2011 was $76,000 as compared to a gain of $65,000 for the same period in 2010. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s non-U.S. branch operations.

Income Taxes. For the three months ended April 3, 2011, we recorded an income tax provision of $1,125,000 as compared to $137,000 for the three months ended April 4, 2010. The Company’s quarterly income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of April 3, 2011, we had $23.0 million in cash and cash equivalents, an increase of $0.2 million, compared to $22.8 million at December 31, 2010.

During the three months ended April 3, 2011, the Company generated net cash of approximately $0.3 million from operating activities. This generation of cash was primarily the result of net income of $1.8 million, an increase in progress liabilities of $3.3 million, the adding back of non-cash expenses of depreciation and amortization of $0.5 million, stock-based compensation of $0.3 million and inventory provisions of $0.3 million, offset by an increase in accounts receivable of $3.7 million, an increase in inventory of $1.5 million, an increase in other assets of $0.3 million and a decrease in accounts payable of $0.5 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of April 3, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on April 3, 2011, of approximately $8.6 million.

As of April 3, 2011, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the Company’s 2010 Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the three months ended April 3, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

Although the first quarter of 2011 showed strong growth in revenues, our outlook for the second quarter of 2011 is being strongly influenced by the timing of shipments to one of our major solar customers. This customer has advised its suppliers that equipment deliveries have been put on hold. We expect that the terms of the order will be met in the very near future with shipments starting in the third or fourth quarter of this year. The delay in the execution of this order relates to a major part of the in-line diffusion equipment orders we announced this past January.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements about the sufficiency of our cash position and cash flows, our expectation about the timing of deliveries on an order for our in-line diffusion equipment and other matters. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the timing of any scheduled deliveries under our previously announced in-line diffusion equipment orders, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have international subsidiaries in China, the United Kingdom, Singapore, and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

As of April 3, 2011 and December 31, 2010, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from the variable interest rate of our debt.

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

BTU INTERNATIONAL, INC.

DATE: May 10, 2011	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: May 10, 2011	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)