Form 10-Q
period 2011-07-03
BTU INTERNATIONAL INC
filed 2011-08-09
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of August 3, 2011: 9,441,214 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 3, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$21,360	$22,753
Accounts receivable, net	15,120	17,895
Inventories, net	21,584	19,274
Other current assets	1,642	1,091

Total current assets	59,706	61,013
Property, plant and equipment, net	5,821	6,148

Other assets, net	195	484

Total assets	$65,722	$67,645

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$369	$359
Accounts payable	6,674	10,116
Deferred revenue, current	2,277	3,398
Accrued expenses	5,201	5,603

Total current liabilities	14,521	19,476

Long-term debt, less current portion	8,143	8,329

Total liabilities	22,664	27,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,809,181 shares issued and 9,441,214 shares outstanding at July 3, 2011 and 10,718,398 shares issued and 9,350,431 shares outstanding at December 31, 2010	108	107
Additional paid in capital	49,873	48,764
Accumulated deficit	(3,851)	(5,666)
Treasury stock, at cost, 1,367,967 shares at July 3, 2011 and December 31, 2010	(4,990)	(4,990)
Accumulated other comprehensive income	1,918	1,625

Total stockholders’ equity	43,058	39,840

Total liabilities and stockholders’ equity	$65,722	$67,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net sales	$19,035	$18,031	$44,385	$35,223
Costs of goods sold	11,379	10,339	26,003	20,435

Gross profit	7,656	7,692	18,382	14,788

Operating expenses:
Selling, general and administrative	5,984	5,237	11,908	10,776
Research, development and engineering	1,764	1,557	3,631	3,195

Operating income (loss)	(92)	898	2,843	817

Interest income	18	40	33	41
Interest expense	(118)	(152)	(252)	(311)
Foreign exchange gain (loss)	(73)	40	(149)	106
Other income (loss)	10	(7)	225	10

Income (loss) before provision (benefit) for income taxes	(255)	819	2,700	663

Provision (benefit) for income taxes	(241)	564	885	701

Net income (loss)	$(14)	$255	$1,815	$(38)

Income (loss) per share:
Basic	$(0.00)	$0.03	$0.19	$(0.00)
Diluted	$(0.00)	$0.03	$0.19	$(0.00)

Weighted average number of shares outstanding:
Basic shares	9,423,923	9,269,675	9,396,942	9,261,211
Effect of dilutive options	—	132,139	343,061	—

Diluted shares	9,423,923	9,401,814	9,740,003	9,261,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JULY 3, 2011

(in thousands)

(unaudited)

				Retained			Accumulated
			Additional	Earnings/			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive
	# of shares	$	Capital	Deficit)	# of shares	$	Income	Total
Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840
Net income	—	—	—	1,815	—	—	—	1,815
Exercise of stock options	83	1	399	—	—	—	—	400
Issuance of common stock	8	—	50	—	—	—	—	50
Stock-based compensation	—	—	660	—	—	—	—	660
Translation adjustment	—	—	—	—	—	—	293	293

Balance at July 3, 2011	10,809	$108	$49,873	$(3,851)	1,368	$(4,990)	$1,918	$43,058

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	July 3, 2011		July 4, 2010
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(14)	$1,815	$255	$(38)
Other comprehensive income (loss):
Foreign currency translation adjustment	179	293	43	(26)

Comprehensive income (loss)	$165	$2,108	$298	$(64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2011 AND JULY 4, 2010

(in thousands)

(unaudited)

	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income (loss)	$1,815	$(38)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	962	1,138
Recovery for bad debts	(27)	(47)
Provision for inventory obsolescence	494	576
Stock-based compensation	660	632
Net change in operating assets and liabilities:
Accounts receivable	2,948	(6,140)
Inventories	(2,688)	469
Other current assets	(542)	87
Deferred revenue	(1,125)	(2,503)
Other assets	151	(158)
Accounts payable	(3,585)	992
Accrued expenses	(473)	(681)

Net cash used in operating activities	(1,410)	(5,673)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(400)	(370)

Net cash used in investing activities	(400)	(370)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(177)	(151)
Issuance of common stock	50	56
Proceeds from the exercise of stock options	400	66

Net cash provided by (used in) financing activities	273	(29)

Effects of exchange rates on cash	144	(128)

Net decrease in cash and cash equivalents	(1,393)	(6,200)
Cash and cash equivalents, beginning of period	22,753	25,397

Cash and cash equivalents, end of period	$21,360	$19,197

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$209	$280
Income taxes	932	337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2010 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of July 3, 2011 and the related condensed statements of operations and comprehensive income (loss) for the three and six months ended July 3, 2011 are unaudited. The condensed consolidated statements of stockholders’ equity and consolidated statements of cash flows for the six months ended July 3, 2011 and July 4, 2010 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2010, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Subsequent Events — The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories, net

	July 3, 2011	December 31, 2010
	(in thousands)

Raw materials and manufactured components	$9,183	$9,459
Work-in-process	8,935	8,053
Finished goods	3,466	1,762

	$21,584	$19,274

(4) Accrued Expenses

	July 3, 2011	December 31, 2010
	( $ in thousands)

Accrued commissions	$1,310	$875
Accrued warranty	599	512
Accrued taxes	1,175	961
Accrued audit	360	299
Accrued legal	265	327
Accrued bonus	120	1,036
Payroll and payroll taxes	1,088	1,060
Accrued cost of sales	229	467
Other	55	66

	$5,201	$5,603

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended July 3, 2011:

Six Months Ended July 3, 2011

Beginning balance, December 31, 2010	$512
Plus: accruals related to new sales	309
Less: warranty claims incurred and reserve adjustment	(222)

Ending balance, July 3, 2011	$599

(5) Debt

Long-term debt at July 3, 2011 and December 31, 2010 consisted of:

	July 3, 2011	December 31, 2010
	(in thousands)
Mortgage note payable, interest rate of 5.50%	$8,512	$8,688
Less - current maturities	369	359

	$8,143	$8,329

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of July 3, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (Loss) Per Share (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their anti-dilutive effect, approximately 135,080 and 83,223 options to purchase common stock were excluded from the calculation of diluted income (loss) per share for the three and six months ended July 3, 2011, respectively, and 334,852 and 513,308 options were excluded for the three and six months ended July 4, 2010, respectively. These options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $325,712 and $659,826 for the three and six months ended July 3, 2011, respectively and $315,463 and $632,253 for three and six months ended July 4, 2010, respectively.

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

Calculation of Fair Value - Assumptions Used:	Six months ended
	July 3, 2011	July 4, 2010

Expected Volatility	62.52%	66.83%
Expected Life (in years)	4.68	4.69
Risk-Free Interest Rate	1.69%	1.91%
Expected Dividend Yield	0	0

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company had used significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never paid a dividend and management’s current expectation to retain any excess cash for use in the business.

The following table summarizes the stock option activity during the six months ended July 3, 2011:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2010	1,277,264	$6.56
Granted	86,010	$9.12
Exercised	(82,420)	$4.86
Forfeited/Cancelled	(2,928)	$10.87

Outstanding at July 3, 2011	1,277,926	$6.83	4.60	$1,754,342
Exercisable at July 3, 2011	607,222	$7.60	3.51	$910,678

The weighted-average grant date fair values of options granted during the six-month periods ended July 3, 2011 and July 4, 2010 were $4.74 and $2.97, respectively. The aggregate fair value of options exercised during the six-month periods ended July 3, 2011 and July 4, 2010 was $305,704 and $39,566, respectively.

As of July 3, 2011, there was $2,058,384 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.32 years. The total fair value of options vested during the six-month period ended July 3, 2011 was $938,034.

(8) Revenue Recognition

For the three and six months ended July 3, 2011, there was $1,054,045 and $1,453,915 respectively, of revenue recognized using the percentage of completion method. For the three and six months ended July 4, 2010, there was $766,300 and $1,555,412, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see Note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 8, 2011 with the SEC.

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the instruments’ short-term nature. Long-term debt is also reported at carrying value and approximates fair value as the interest rate on the mortgage note payable of 5.5% approximates the current market interest rate.

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

Tangible long-lived assets by geographic location are as follows:

	July 3, 2011	December 31, 2010
United States	$5,168	$5,504
Asia Pacific	653	644

	$5,821	$6,148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. In addition, we expanded our product development capability to China, creating a global engineering team. This team commercially introduced our latest PYRAMAX™ and TRITAN™ products and continues to collaborate with our U.S. headquarters on additional product initiatives.

RESULTS OF OPERATIONS

Three months ended July 3, 2011 compared to the three months ended July 4, 2010.

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of net sales.

Summary Consolidated Statement of Operations

	Three Months Ended
	July 3, 2011		July 4, 2010
		($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$19,035	100.0%	$18,031	100.0%	5.6%
Cost of goods sold	11,379	59.8%	10,339	57.3%	10.1%

Gross profit	7,656	40.2%	7,692	42.7%	(0.5)%

Selling, general and administrative expenses	5,984	31.4%	5,237	29.0%	14.3%

Research, development and engineering expenses	1,764	9.3%	1,557	8.6%	13.3%

Operating income (loss)	(92)	(0.5)%	898	5.0%	(110.2)%

Income (loss) before provision (benefit) for income taxes	(255)	(1.3)%	819	4.5%	(131.1)%

Provision (benefit) for income taxes	(241)	(1.3)%	564	3.1%	(142.7)%

Net income (loss)	$(14)	(0.1)%	$255	1.4%	(105.3)%

Net Sales . Net sales for the second quarter of 2011 were $19.0 million representing an increase of $1.0 million, or 5.6%, as compared to the same period in the prior year. Net sales for the Company’s electronic market systems remained the same as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems decreased by $0.6 million, or 10.1% as compared to the same period in the prior year; while net sales for the Company’s other systems markets, parts and service sales increased by $1.5 million, or 100.1%, as compared to the same period in the prior year. The Company’s alternative energy systems second quarter 2011 sales decrease as compared to the same period in the prior year is due to the broad weaking of the worldwide solar marketplace which started in Q2 2011. The electronic market systems period over period revenue fluctuation represents the continuing demand for our electronic products in Asia. The substantial increase in sales in the other systems market and parts and service sales was the result of one large systems order and improved parts and service revenue worldwide.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	July 3, 2011		July 4, 2010
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$3,066	16.1%	$1,819	10.1%
Europe, Near East	1,726	9.1%	2,504	13.9%
Asia Pacific	13,000	68.3%	13,251	73.5%
Other Americas	1,243	6.5%	457	2.5%

Total Revenue	$19,035		$18,031

Gross Profit. The second quarter 2011 gross profit of $7.7 million remained the same as the second quarter of 2010. In the second quarter of 2011 as compared to the same period of 2010, gross profit as a percentage of sales decreased to 40.2% as compared to 42.7% due to a less favorable product mix which resulted in lower margins.

Selling, General and Administrative (SG&A). SG&A second quarter 2011 expenses of $6.0 increased by $0.7 million, or 14.3%, as compared to the same period in the prior year. The SG&A increase period over period occurred in all areas from service, sales, marketing, administration and commissions primarily as we added resources to support our worldwide solar market customers.

Research, Development and Engineering (RD&E). RD&E second quarter 2011 expenses of $1.8 million increased by $0.2 million, or 13.3%, from the same period in the prior year as a result of the Company’s actions in preparations for anticipated increased solar product requirements for new and improved products.

Operating Income (Loss). The impact of the operating expense increases in Q2 2011 as compared to Q2 2010, resulted in a near breakeven operating income in Q2 2011 as compared to an operating profit for the same period in 2010.

Interest Income (Expense). In the second quarter of 2011 as compared to the same period in 2010, net interest expense remained relatively stable.

Foreign Exchange Gain (Loss). The foreign exchange loss in Q2 2011 was $73,000 as compared to a gain of $40,000 in Q2 2010. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations.

Income Taxes. For the three months ended July 3, 2011, we recorded an income tax benefit of $241,000 as compared to a tax provision of $564,000 for the three months ended July 4, 2010. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

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

RESULTS OF OPERATIONS

Six months ended July 3, 2011 compared to the six months ended July 4, 2010.

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of net sales.

Summary Consolidated Statement of Operations

	Six Months Ended
	July 3, 2011		July 4, 2010
		($ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$44,385	100.0%	$35,223	100.0%	26.0%
Cost of goods sold	26,003	58.6%	20,435	58.0%	27.2%

Gross profit	18,382	41.4%	14,788	42.0%	24.3%

Selling, general and administrative expenses	11,908	26.8%	10,776	30.6%	10.5%
Research, development and engineering expenses	3,631	8.2%	3,195	9.1%	13.6%

Operating income	2,843	6.4%	817	2.3%	248.0%

Income before provision for income taxes	2,700	6.1%	663	1.9%	307.2%

Provision for income taxes	885	2.0%	701	2.0%	26.2%

Net income (loss)	$1,815	4.1%	$(38)	(0.1)%	(4876.3)%

Net Sales. 2011 year to date net sales increased $9.2 million, or 26.0% as compared to the same period in the prior year. The Company’s electronic market systems 2011 year to date net sales remained the same as compared to the same period in the prior year; Alternative energy systems 2011 net sales increased by $6.2 million, or 44.3% as compared to the same period in the prior year; Other systems markets, parts and service net sales increased by $2.9 million, or 93.1% as compared to the same period in the prior year. Alternative energy systems 2011 sales growth period over period is the result of increased revenue for both in-line Diffusion and Metallization solar products. The electronic market systems 2011 sustained revenue period over period represents the continuing demand for our electronic products in Asia. The other systems market, parts and service 2011 sales increase period over period was the result of two large systems orders and improved parts and service revenue worldwide. We expect the solar marketplace to slowdown for the remainder of 2011.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Six Months Ended
	July 3, 2011		July 4, 2010
	$	% of revenues	$	% of revenues

United States	$6,206	14.0%	$2,967	8.4%
Europe, Near East	2,013	4.5%	6,586	18.7%
Asia Pacific	34,136	76.9%	24,647	70.0%
Other Americas	2,030	4.6%	1,023	2.9%

Total Revenue	$44,385		$35,223

Gross Profit . The gross profit of $18.4 million increased $3.6 million, or 24.3%, as compared to the same period in the prior year. The gross profit as a percentage of sales for the first six months of 2011 decreased to 41.4% from 42.0% for the first six months of 2010. The first six months 2010 gross margin percentage was favorably impacted by significant revenue at high margins for one large order.

Selling, General and Administrative (SG&A). SG&A expenses of $11.9 million increased by $1.1 million, or 10.5%, as compared to the same period for the prior year. For the first six months of 2011 as compared to the same period in 2010, about half of the SG&A increase occurred in commission expense resulting from increased revenue of 26% for the first six months of 2011 as compared to the same period in 2010. The other large increase was in our service operations as we expanded our field service engineering presence around the world.

Research, Development and Engineering (RD&E). RD&E expenses of $3.6 million increased by $0.4 million, or 13.6%, as compared to the same period in the prior year. The increases are the result of the Company’s actions to develop new and improved products.

Operating Income. The impact of the revenue increases and its associated increases on gross margins in the first six months of 2011 resulted in operating income of $2.8 million as compared to an operating income of $0.8 million in the same period in 2010.

Interest Income (Expense). For the first six months of 2011 as compared to the same period in 2010, interest expense remained relatively stable. Interest income is minimal for the first six months of 2011 and 2010.

Foreign Exchange Gain (Loss). The foreign exchange loss for the first six months of 2011 was $149,000 as compared to a gain of $106,000 for the same period in 2010. The Company’s primary exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China and UK operations.

Income Taxes. During the six months ended July 3, 2011, we recorded an income tax provision of $0.9 million as compared to $0.7 million for the six months ended July 4, 2010. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s tax rate, as a percent of consolidated pre-tax income or loss, are the result of the varying ratio of the consolidated pre-tax profit or loss by tax entity to the consolidated tax provision. A portion of the consolidated tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 24.0% in 2011 and 22% in 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2011, we had $21.4 million in cash and cash equivalents, a decrease of $1.4 million, compared to $22.8 million at December 31, 2010.

During the six months ended July 3, 2011, the Company used net cash of approximately $1.4 million in operating activities. This use of cash was primarily the result of an increase in net inventory of $2.1 million, a decrease in accounts payable of $3.6 million, a reduction in deferred revenue of $1.1 million, a decrease in accrued expenses of $0.5 million, an increase in other current assets of $0.5 million; offset by net income of $1.8 million, depreciation and amortization of $1.0 million, a decrease in accounts receivable of $2.9 million, and stock-based compensation of $0.7 million. The Company’s alternative energy business slowed in Q2 2011 and as a result, purchases of materials have been reduced.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of July 3, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on July 3, 2011, of approximately $8.5 million.

As of July 3, 2011, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the Company’s 2010 Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the six months ended July 3, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

The results for the second quarter of 2011 were influenced by a delay in shipments of an order we announced last January to one of our major solar customers. This customer had advised its suppliers that equipment deliveries have been put on hold. We have agreed with this customer to begin shipping one half of the order beginning in June 2011, through early 2012.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements about the sufficiency of our cash position and cash flows, our expectation about the timing of deliveries on an order for our in-line diffusion equipment and other matters. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the timing of any scheduled deliveries under our previously announced orders, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

As of July 3, 2011 and December 31, 2010, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from the variable interest rate of our debt.

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

PART II. OTHER INFORMATION

Item. 1	Legal Proceeding

In May 2011, an overseas customer, filed an action in a local Court alleging that furnaces it had purchased from the Company in 2006 had not functioned properly. The customer sought the nomination of a Court surveyor to examine the technical merits of the case and the cause of the alleged problems in order to determine if damages were applicable. In June 2011, the court denied the requested relief by the customer. This decision is presently in an appeal process. The Company believes that the claims are without merit and that the equipment met all applicable specifications. Moreover, this claim has been brought outside of the warranty period. The Company intends to contest this matter vigorously.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1 - 2003 Equity Incentive Plan (as amended through May 20, 2011), incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on April 11, 2011.

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

Exhibit 101.INS - XBRL Instance Document.

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL - XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB - XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE - XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: August 9, 2011	BY:	/ S / PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer
(principal executive officer) and Chairman of the Board of Directors

DATE: August 9, 2011	BY:	/ S / PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)