Form 10-Q
period 2011-10-02
BTU INTERNATIONAL INC
filed 2011-11-14
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of November 3, 2011: 9,481,014 shares.

BTU INTERNATIONAL, INC.

Explanatory Note: As described below in Note 2 “Subsequent Events”, on November 4, 2011, one of the Company’s European customers announced plans to initiate a preliminary process to file for bankruptcy in the French courts. As a result, the Company considered its estimates of collectability of accounts receivable for this customer and determined that certain amounts may not be collectible and recorded an additional $211,000 of expense for the three months ended October 2, 2011. The unaudited condensed consolidated financial statements reflect the impact of this event and accordingly differ from the results that the Company announced previously.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 2, 2011	December 31, 2010
Assets

Current assets
Cash and cash equivalents	$19,389	$22,753
Accounts receivable, net	14,284	17,895
Inventories, net	22,358	19,274
Other current assets	1,235	1,091

Total current assets	57,266	61,013

Property, plant and equipment, net	5,995	6,148

Other assets, net	126	484

Total assets	$63,387	$67,645

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$374	$359
Accounts payable	6,346	10,116
Deferred revenue, current	2,693	3,398
Accrued expenses	4,574	5,603

Total current liabilities	13,987	19,476

Long-term debt, less current portion	8,050	8,329

Total liabilities	22,037	27,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,848,981 shares issued and 9,481,014 shares outstanding at October 2, 2011 and 10,718,398 shares issued and 9,350,431 shares outstanding at December 31, 2010	108	107
Additional paid in capital	50,308	48,764
Accumulated deficit	(6,065)	(5,666)
Treasury stock, at cost, 1,367,967 shares at October 2, 2011 and December 31, 2010	(4,990)	(4,990)
Accumulated other comprehensive income	1,989	1,625

Total stockholders’ equity	41,350	39,840

Total liabilities and stockholders’ equity	$63,387	$67,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Net sales	$16,865	$19,011	$61,250	$54,235
Costs of goods sold	10,506	10,845	36,509	31,281

Gross profit	6,359	8,166	24,741	22,954

Operating expenses:
Selling, general and administrative	6,013	5,758	17,921	16,533
Research, development and engineering	1,914	1,618	5,545	4,813
Restructuring	352	—	352	—

Operating income (loss)	(1,920)	790	923	1,608

Interest income	21	21	54	62
Interest expense	(119)	(155)	(372)	(466)
Foreign exchange loss	(23)	(114)	(172)	(9)
Other income (loss)	6	(5)	231	5

Income (loss) before provision for income taxes	(2,035)	537	664	1,200

Provision for income taxes	179	557	1,063	1,258

Net loss	$(2,214)	$(20)	$(399)	$(58)

Loss per share:
Basic	$(0.23)	$(0.00)	$(0.04)	$(0.01)
Diluted	$(0.23)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares outstanding:
Basic shares	9,462,281	9,285,002	9,418,708	9,269,047
Effect of dilutive options	—	—	—	—

Diluted shares	9,462,281	9,285,002	9,418,708	9,269,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED OCTOBER 2, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Treasury Stock		Accumulated Other Comprehensive
	# of shares	$	Capital	Deficit)	# of shares	$	Income	Total
Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840

Net loss	—	—	—	(399)	—	—	—	(399)

Exercise of stock options	123	1	519	—	—	—	—	520

Issuance of common stock	8	—	50	—	—	—	—	50

Stock-based compensation	—	—	975	—	—	—	—	975

Translation adjustment	—	—	—	—	—	—	364	364

Balance at October 2, 2011	10,849	$108	$50,308	$(6,065)	1,368	$(4,990)	$1,989	$41,350

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	October 2, 2011		October 3, 2010
Comprehensive income (loss) is calculated as follows:
Net loss	$(2,214)	$(399)	$(20)	$(58)
Other comprehensive income:
Foreign currency translation adjustment	71	364	150	124

Comprehensive income (loss)	$(2,143)	$(35)	$130	$66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2011 AND OCTOBER 3, 2010

($ in thousands)

(unaudited)

	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net loss	$(399)	$(58)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	1,377	1,683
Provision (recovery) for bad debts	155	(40)
Provision for inventory obsolescence	685	990
Stock-based compensation	975	1,012
Net change in operating assets and liabilities:
Accounts receivable	3,628	(7,115)
Inventories	(3,906)	(3,832)
Other current assets	(135)	134
Deferred revenue	(710)	1,839
Other assets	200	23
Accounts payable	(3,934)	3,599
Accrued expenses	(1,115)	(784)

Net cash used in operating activities	(3,179)	(2,549)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(620)	(887)

Net cash used in investing activities	(620)	(887)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(264)	(226)
Issuance of common stock	50	56
Proceeds from the exercise of stock options	520	76

Net cash provided by (used in) financing activities	306	(94)

Effects of exchange rates on cash	129	(54)

Net decrease in cash and cash equivalents	(3,364)	(3,584)
Cash and cash equivalents, beginning of period	22,753	25,397

Cash and cash equivalents, end of period	$19,389	$21,813

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$307	$404
Income taxes	1,213	887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2010 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of October 2, 2011 and the related condensed statements of operations and comprehensive income (loss) for the three and nine months ended October 2, 2011 are unaudited. The condensed consolidated statements of stockholders’ equity and consolidated statements of cash flows for the nine months ended October 2, 2011 and October 3, 2010 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2010, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Subsequent Events — The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. On November 4, 2011, one of the Company’s European customers announced plans to initiate a preliminary process to file for bankruptcy in the French courts. As a result, the Company considered its estimates of collectability of accounts receivable for this customer and determined that certain amounts may not be collectible and recorded an additional $211,000 of expense for the three months ended October 2, 2011. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report other than the aforementioned $211,000 bad debt expense that would have a material impact on our condensed consolidated financial statements.

(3) Inventories, net

	October 2, 2011	December 31, 2010
	($ in thousands)

Raw materials and manufactured components	$9,438	$9,459
Work-in-process	7,625	8,053
Finished goods	5,295	1,762

	$22,358	$19,274

(4) Accrued Expenses

	October 2, 2011	December 31, 2010
	($ in thousands)

Accrued commissions	$1,129	$875
Accrued warranty	492	512
Accrued taxes	686	961
Accrued audit	411	299
Accrued legal	307	327
Accrued bonus	145	1,036
Payroll and payroll taxes	743	1,060
Accrued cost of sales	265	467
Accrued restructuring costs	352	—
Other	44	66

	$4,574	$5,603

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table reflects changes in the Company’s accrued warranty account during the nine months ended October 2, 2011:

Nine Months Ended October 2, 2011

Beginning balance, December 31, 2010	$512
Plus: accruals related to new sales	433
Less: warranty claims incurred and reserve adjustment	(453)

Ending balance, October 2, 2011	$492

Restructuring

In September 2011, the Company eliminated 17 positions. Accordingly, the Company recorded a restructuring charge of $352,000 in the three months ended October 2, 2011. The decision to eliminate 17 positions was taken due to the slowdown in orders from customers in the solar industry. The Company expects to incur an additional $52,000 charge in the fourth quarter of 2011 related to this restructuring action.

The restructuring charge was primarily severance and benefits. As of October 2, 2011, no payments were made regarding the reduction in force.

(5) Debt

Long-term debt at October 2, 2011 and December 31, 2010 consisted of:

	October 2, 2011	December 31, 2010
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$8,424	$8,688
Less - current maturities	374	359

	$8,050	$8,329

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of October 2, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Net Loss Per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their anti-dilutive effect, approximately 681,605 and 331,900 options to purchase common stock were excluded from the calculation of diluted income (loss) per share for the three and nine months ended October 2, 2011, respectively, and 495,162 and 493,414 options were excluded for the three and nine months ended October 3, 2010, respectively. These options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $314,969 and $974,795 for the three and nine months ended October 2, 2011, respectively, and $380,015 and $1,012,268 for three and nine months ended October 3, 2010, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by an annualized estimated forfeiture rate of 4%.

Calculation of Fair Value - Assumptions Used:

	Nine months ended
	October 2, 2011	October 3, 2010

Expected Volatility	63.03%	66.81%
Expected Life (in years)	4.53	4.63
Risk-Free Interest Rate	1.58%	1.87%
Expected Dividend Yield	0	0

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

The following table summarizes the stock option activity during the nine months ended October 2, 2011:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2010	1,277,264	$6.56
Granted	94,455	$8.70
Exercised	(122,220)	$4.26
Forfeited/Cancelled	(5,042)	$10.80

Outstanding at October 2, 2011	1,244,457	$6.93	4.48	$158,133
Exercisable at October 2, 2011	571,578	$7.91	3.49	$99,526

The weighted-average grant date fair values of options granted during the nine-month periods ended October 2, 2011 and October 3, 2010 were $4.49 and $2.98, respectively. The aggregate fair value of options exercised during the nine-month periods ended October 2, 2011 and October 3, 2010 was $381,534 and $49,711, respectively.

As of October 2, 2011, there was $1,769,729 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.16 years. The total fair value of options vested during the nine-month period ended October 2, 2011 was $958,717.

(8) Revenue Recognition

For the three and nine months ended October 2, 2011, there was $831,179 and $2,285,094, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended October 3, 2010, there was $292,600 and $1,848,012, respectively, of revenue recognized using the percentage of completion method. For additional information on the Company’s revenue recognition policies, please see Note 1 in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed March 8, 2011 with the SEC.

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

Tangible long-lived assets by geographic location are as follows:

	October 2, 2011	December 31, 2010
	($ in thousands)

United States	$4,999	$5,504
Asia Pacific	996	644

	$5,995	$6,148

(11) Legal Proceedings

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate a surveyor to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company is preparing a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. Each party has nominated an arbitrator and these two arbitrators are in the process of appointing a neutral arbitrator. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is not probable. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, litigation is inherently uncertain and an adverse result in this matter could have an adverse effect on the Company’s results of operations and financial condition.

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

In 2004, we began manufacturing and material sourcing operations in a leased facility in Shanghai, China. In addition, we expanded our product development capability in China, creating a global engineering team. This team commercially introduced our latest PYRAMAX™ and TRITAN™ products and continues to collaborate with our U.S. headquarters on additional product initiatives.

RESULTS OF OPERATIONS

Three months ended October 2, 2011, compared to the three months ended October 3, 2010.

The following table sets forth, for the periods indicated, selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statement of Operations

	Three Months Ended
	October 2, 2011		October 3, 2010
		($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$16,865	100.0%	$19,011	100.0%	(11.3)%
Cost of goods sold	10,506	62.3%	10,845	57.0%	(3.1)%

Gross profit	6,359	37.7%	8,166	43.0%	(22.1)%

Selling, general and administrative expenses	6,013	35.7%	5,758	30.3%	4.4%
Research, development and engineering expenses	1,914	11.3%	1,618	8.5%	18.3%
Restructuring	352	2.1%	—	0.0%	0.0%

Operating income (loss)	(1,920)	(11.4)%	790	4.2%	(343.0)%

Income (loss) before provision for income taxes	(2,035)	(12.1)%	537	2.8%	(479.0)%

Provision for income taxes	179	1.1%	557	2.9%	(67.9)%

Net loss	$(2,214)	(13.1)%	$(20)	(0.1)%	10970.0%

Net Sales. Net sales for the third quarter of 2011 were $16.9 million representing a decrease of $2.1 million, or 11.3%, as compared to the same period in the prior year. Net sales for the Company’s electronic market systems decreased by $2.0 million, or 17.3%, as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems decreased by $0.8 million, or 15.0% as compared to the same period in the prior year, while net sales for the Company’s parts and service sales business increased by $0.7 million, or 34.5%. The Company’s alternative energy systems third quarter 2011 sales decrease as compared to the same period in the prior year is due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems decrease represents a leveling off of demand for Surface Mount Technology systems, particularly in China. The increase in sales in the parts and service business was the result of improved parts and service revenue in non-Asian regions.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	October 2, 2011		October 3, 2010
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$2,084	12.4%	$1,675	8.8%
Europe, Near East	2,393	14.2%	1,581	8.3%
Asia Pacific	11,289	66.9%	15,094	79.4%
Other Americas	1,099	6.5%	661	3.5%

Total Revenue	$16,865		$19,011

Gross Profit. The third quarter of 2011 gross profit of $6.4 million decreased by $1.8 million compared to the third quarter of 2010 due primarily to the 11.3% decrease in net sales. In the third quarter of 2011, gross profit as a percentage of sales decreased to 37.7% as compared to 43.0% in the same period in 2011, due primarily to lower volume and underutilization at both our USA and China factories.

Selling, General and Administrative (SG&A). SG&A third quarter 2011 expenses of $6.0 million increased by $0.3 million compared to the same period in the prior year. The Company added resources over the past year to support our worldwide solar market customers. The increase in SG&A net spending period over period was partially offset by decreases in commission expense due to the decrease in net sales.

Research, Development and Engineering (RD&E). RD&E third quarter 2011 expenses of $1.9 million increased by $0.3 million, or 18.3%, from the same period in the prior year as a result of the Company’s development actions for new and improved products for both our alternative energy and electronic markets.

Restructuring. The Company recorded a restructuring charge of $352,000 in the three months ended October 2, 2011. This restructuring action was taken due to the slowdown in the Company’s solar market business. The Company expects to incur an additional $52,000 charge in the fourth quarter of 2011 related to its decision to further reduce head count as a result of the slowdown in the solar market business.

Operating Income (Loss). The 11.3% net sales decrease and its associated negative effect on gross margins combined with the RD&E expense increase and the restructuring charge resulted in an operating loss in the third quarter of 2011 of $1.9 million as compared to an operating profit of $790,000 for the same period in 2010.

Interest Income (Expense). In the third quarter of 2011 as compared to the same period in 2010, net interest expense decreased due to a lower interest rate for the mortgage on the Company’s headquarters building.

Foreign Exchange Loss. The foreign exchange loss in the third quarter of 2011 was $23,000 as compared to a loss of $114,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. For the three months ended October 2, 2011, we recorded an income tax provision of $179,000 as compared to an income tax provision of $557,000 for the three months ended October 3, 2010. The Company’s income tax provision primarily relates to income and withholding taxes generated from activities in our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

RESULTS OF OPERATIONS

Nine months ended October 2, 2011 compared to the nine months ended October 3, 2010.

The following table sets forth, for the periods indicated, selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statement of Operations

	Nine Months Ended
	October 2, 2011		October 3, 2010
		($ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$61,250	100.0%	$54,235	100.0%	12.9%
Cost of goods sold	36,509	59.6%	31,281	57.7%	16.7%

Gross profit	24,741	40.4%	22,954	42.3%	7.8%

Selling, general and administrative expenses	17,921	29.3%	16,533	30.5%	8.4%
Research, development and engineering expenses	5,545	9.1%	4,813	8.9%	15.2%
Restructuring	352	0.6%	—	0.0%

Operating income	923	1.5%	1,608	3.0%	(42.6)%

Income before provision for income taxes	664	1.1%	1,200	2.2%	(44.7)%

Provision for income taxes	1,063	1.7%	1,258	2.3%	(15.5)%

Net loss	$(399)	(0.7)%	$(58)	(0.1)%	587.9%

Net Sales. Net sales increased $7.0 million, or 12.9%, in the first nine months as compared to the same period in the prior year. The Company’s electronic market systems net sales decreased by $2.0 million, or 6.6%, as compared to the same period in the prior year; Alternative energy systems net sales increased by $5.4 million, or 27.4%, as compared to the same period in the prior year; Other market systems, parts and service net sales increased by $3.6 million, or 70.6%, as compared to the same period in the prior year. Alternative energy systems 2011 sales growth period over period is the result of increased revenue for in-line diffusion solar products. However, the solar market has slowed recently and we expect this slowdown to continue for the remainder of 2011. The electronic market systems decrease represents a leveling off of demand. The other market systems, parts and service 2011 sales increase period over period was the result of two large systems orders and improved parts and service revenue worldwide.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Nine Months Ended
	October 2, 2011		October 3, 2010
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$8,290	13.5%	$4,643	8.6%
Europe, Near East	4,406	7.2%	8,167	15.1%
Asia Pacific	45,424	74.2%	39,741	73.3%
Other Americas	3,130	5.1%	1,684	3.1%

Total Revenue	$61,250		$54,235

Gross Profit. The gross profit of $24.7 million for the first nine months of 2011 increased $1.8 million, or 7.8%, as compared to the same period in the prior year. The gross profit as a percentage of sales for the first nine months of 2011 decreased to 40.4% from 42.3% for the first nine months of 2010. The gross margin percentage for the 2010 period was favorably impacted by significant revenue at high margins for several large orders.

Selling, General and Administrative (SG&A). SG&A expenses of $17.9 million increased by $1.4 million, or 8.4%, as compared to the same period for the prior year. About two thirds of the SG&A increase for the 2011 period, occurred in our service operations as we expanded our field service engineering presence around the world in support of our customers. The Company incurred increases in commission expense resulting from higher revenue, as well as increased marketing and administrative expenses.

Research, Development and Engineering (RD&E). In the first nine months of 2011, the Company recorded RD&E expenses of $5.5 million, an increase of $0.7 million, or 15.2%, as compared to the same period in the prior year. The increases are the result of the Company’s actions to develop new and improved products.

Restructuring. The Company recorded a restructuring charge of $352,000 in the three months ended October 2, 2011. This restructuring action was taken due to the slowdown in the Company’s solar market business. The Company expects to incur an additional $52,000 charge in the fourth quarter of 2011 related to its decision to further reduce head count in connection with the slowdown of the solar market business.

Operating Income. The favorable impact of the revenue increase has offset the spending increase and the restructuring charge in the first nine months of 2011. Operating income for the first nine months of 2011 was $0.9 million as compared to an operating income of $1.6 million in the same period in 2010.

Interest Income (Expense). In the first nine months of 2011 as compared to the same period in 2010, net interest expense decreased due to a lower interest rate for the mortgage on the Company’s headquarters building.

Foreign Exchange Loss. The foreign exchange loss for the first nine months of 2011 was $172,000 as compared to a loss of $9,000 for the same period in 2010. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. During the nine months ended October 2, 2011, we recorded an income tax provision of $1.1 million as compared to $1.3 million for the nine months ended October 3, 2010. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 24.0% in 2011 and 22% in 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of October 2, 2011, we had $19.4 million in cash and cash equivalents, a decrease of $3.4 million, compared to $22.8 million at December 31, 2010.

During the nine months ended October 2, 2011, the Company used net cash of approximately $3.2 million in operating activities. This use of cash was primarily the result of a net loss of $0.4 million, an increase in net inventory of $3.2 million, a decrease in accounts payable of $3.9 million, a reduction in deferred revenue of $0.7 million, a decrease in accrued expenses of $1.1 million, an increase in other current assets of $0.1 million; offset by depreciation and amortization of $1.4 million, a decrease in net accounts receivable of $3.8 million, and stock-based compensation of $1.0 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of October 2, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on October 2, 2011, of approximately $8.4 million.

As of October 2, 2011, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the Company’s 2010 Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the nine months ended October 2, 2011, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OTHER MATTERS

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese RMB, the Company’s financial results will be adversely affected.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements about the sufficiency of our cash position and cash flows. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report and other reports we have filed with the SEC, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

As of October 2, 2011 and December 31, 2010, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from the variable interest rates.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceeding

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate a surveyor to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company is preparing a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. Each party has nominated an arbitrator and these two arbitrators are in the process of appointing a neutral arbitrator. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is not probable. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, litigation is inherently uncertain and an adverse result in this matter could have an adverse effect on the Company’s results of operations and financial condition.

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

BTU INTERNATIONAL, INC.

DATE: November 14, 2011	BY:	/ S / PAUL J. VAN DER WANSEM
Paul J. van der Wansem President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: November 14, 2011	BY:	/ S / PETER J. TALLIAN
Peter J. Tallian Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)