Form 10-K
period 2011-12-31
BTU INTERNATIONAL INC
filed 2012-03-13
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of the shares of Common Stock, $0.01 par value, of the Company held by non-affiliates of the Company was $54,303,136 on July 3, 2011.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of February 27, 2012: 9,503,061 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2011 FORM 10-K ANNUAL REPORT

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

Photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization furnaces and in-line diffusion systems. The MERIDIAN™ thermal processing system is used for phosphorous diffusion. This system is targeted for customers transitioning from batch to in-line processing. The MERIDIAN™ sells in the range of $700,000 to $1.4 million.

BTU’s metallization products include the TRITAN™ and PVD systems. The TRITAN™ is the latest generation product, featuring a unique multiple belt transport system with optimized wavelength thermal heating. The TRITAN™ is capable of processing two lanes of wafers in parallel and sells in the range of $200,000 to $400,000. The PVD series is BTU’s first generation metallization drying and firing solution. It offers a wide variety of configurations from lab scale to mass production. The PVD series sells in the range of $100,000 to $275,000.

BTU offers solar processing equipment for both silicon and thin film photovoltaics. In thin film photovoltaics, BTU’s equipment is used for both the Copper Indium Gallium Selenide (CIGS) and Cadmium Telluride (CdTe) processes. These thin film systems generally sell in the range of $800,000 to $2.0 million.

Nuclear Fuel. Another application for BTU systems is for sintering nuclear fuel. These sintering processes operate at approximately 1750°C in a hydrogen reduction atmosphere. Our market leading product for this application is our patented Walking Beam system, which is ideally suited for the high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads through the process chamber. Walking Beam systems, which are used to sinter gadolinium and uranium pellets used for nuclear fuel generation, generally sell in the range of $2.4 million to $3.3 million.

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

Printed Circuit Board Assembly. In the printed circuit board assembly process, semiconductor and discrete-devices plus other components are attached to printed circuit boards. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow or surface mount reflow. Manufacturers rely on high throughput and highly reliable equipment to get the maximum efficiency in their production process.

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

In applications using flux or other process chemicals, the volatile compounds that are vaporized during the thermal processing cycle must be safely contained and collected so that they do not condense in the system or damage the environment. The efficient containment, collection and disposal of the flux or other process chemicals are important factors in achieving high system up time, high throughput and reliability.

Our Solution

We deliver a broad range of thermal processing systems to serve the needs of manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems are designed to enable our customers to increase product performance, throughput and yield for solar cell processing, nuclear fuel sintering and electronics assembly by providing precise atmospheric and temperature control. In addition to the expected high performance of our products, we believe maintaining the quality standards of our organization and our worldwide service and support are important to our success with industry leading global manufacturers.

We believe our customers continue to choose our products because of the following factors:

Accurate and Uniform Temperature. Our systems use convection, radiation and infrared heating technologies. Our high-rate convection and fully-enclosed coil heating modules are designed to provide controlled heating capacities across many different applications, thereby enabling our customers to maximize process uniformity and throughput. In addition, our systems are designed to apply heat uniformly across the product load, which is critical to ensure optimum processing. Heat up and cool down profiles are also closely controlled for process consistency and the protection of product.

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

Worldwide Customer Support. Our goal is to provide our customers with global technical service support, in-depth process engineering support and rapid delivery of our systems and parts. We provide our customer support through our on-site direct service organization and our independent sales and service representatives, supplemented with twenty-four hours a day, seven days a week telephone support and extensive customer training programs.

Our Strategy

Our objective is to be the leading provider of thermal and other processing systems to the alternative energy and electronics assembly markets. To achieve this goal and maximize value for our shareholders, our strategy includes the following elements:

1.	Continue to focus on expanding our alternative energy related business, especially solar;

2.	Deepen relationships with key partners to facilitate product and process development for next generation technologies, particularly in the rapidly growing energy generation markets;

3.	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

4.	Further penetrate existing markets, such as electronics, and new customers by developing innovative products with a low cost of ownership and by offering exceptional customer support; and

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

Solar Cells. BTU offers solar processing equipment for both silicon and thin film photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization , in-line diffusion, and next generation processes and systems. BTU’s solar cell processing equipment includes not only in-line thermal systems but spray-coating systems produced either by BTU or purchased from a 3rd party. Our MERIDIAN™ In-line Diffusion system, introduced in late 2008, features the MERIDIAN™ phosphorus coater, which includes key advances such as back-side and top-side coating and an integrated dryer. The system can be configured to achieve up to 1500 (156mm) wafers per hour. The in-line process offers reduced wafer handling and greater throughput than traditional batch processing. Reduced handling translates into lower breakage rates, improved yield and lower cost of ownership. The MERIDIAN™ system price starts at $700,000 and varies depending on configuration. In thin film photovoltaics, BTU’s equipment is used for both the CIGS and CdTe processes.

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

To improve solar cell efficiency and reduce manufacturing cost, the solar market invests aggressively in new technologies. BTU offers next generation thermal processing equipment to enable such new technologies. Annealing of additional and/or novel layers and plating are becoming important process steps. BTU has developed products for these applications, providing production scale equipment to several key solar companies and pilot units to others. We expect this to be an emerging business in the years to come, and we are well positioned to be a leader in this emerging area.

In thin film photovoltaics, BTU leverages its experience with large-scale, custom, in-line thermal processing systems. System designs are scalable and are sold for lab, pilot and production sized applications. These systems generally sell for in excess of $1 million, although the price can vary widely based on size and features.

Nuclear Fuels. We offer both walking beam and pusher systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads. Walking Beam systems are used to sinter gadolinium and uranium pellets used for nuclear fuel generation. These systems generally sell in the range of $2.4 million to $3.3 million.

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

Flip-chip reflow provides the physical and electronic bond of the semiconductor device to its package. The PYRAMAX™ families of convection reflow systems, utilizing our closed loop convection technology, rate at up to 400°C and operate in air or nitrogen atmospheres. These products utilize impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, they can process substrates in dual lane, dual speed configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in four models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements. The products generally range in price from $70,000 to $180,000.

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Of our top ten revenue generating customers in 2011, six were solar customers, and one customer accounted for $11.9 million or 15.6% of total net sales and another customer accounted for $7.9 million or 10.4% of total net sales.

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

Research, Development and Engineering

Our research, development and engineering efforts are directed toward enhancing existing products and developing our next generation of products. Research, development and engineering activities in 2011 were focused on the development of new products and improved furnace applications for thermal solutions for alternative energy application processes. The introduction of the TRITAN™ system, a new platform for solar cell metallization and improving the capability on our MERIDIAN™ In-Line Diffusion System were the primary focus for our silicon based solar cell product applications. Thin-film solar cell thermal equipment systems and process applications for various substrates are under on-going development to meet market needs.

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

Our research, development and engineering costs for the years ended December 31, 2011, 2010 and 2009 can be found on our Consolidated Statements of Operations, contained herein.

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

Intellectual Property

We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights, including our trademarks, trade secrets and copyrights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S. Our current portfolio includes 66 issued patents, 4 trademarks that are registered or pending and 31 pending patent applications.

We license software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

Backlog

Backlog as of December 31, 2011, was $11.7 million, compared to $39.3 million as of December 31, 2010. As of December 31, 2011, we expected to ship our year-end backlog within 40 weeks. Most of our backlogs for solar applications are expected to be shipped in 8 – 20 weeks. Solder reflow systems are typically shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order and for which we have a defined delivery schedule within 12 months. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Our systems for the alternative energy markets and other applications compete primarily against products offered by Despatch, AMTECH, Centrotherm, SierraTherm, Smit and Harper. Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Furakawa, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Employees

As of December 31, 2011, we had 356 employees, of whom 82 are engaged in sales, marketing and service, 28 in research, development and engineering, 37 in finance and administration and 209 in operations. Of these 356 employees, 211 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control in our facilities in 2012.

As an equipment manufacturer, we generate and dispose of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because we used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, we have been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2011 as it had not been paid as of that date.

Our Web Site

Our web site is www.btu.com . It provides information about us, and allows you to obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our industry has historically been cyclical and experienced periodic downturns.

Our business depends on capital spending by solar power, electronics, and semiconductor manufacturers, which in turn depends on current and anticipated market demand for solar panels, printed circuit boards, integrated circuits and the products that use them. We are currently experiencing a significant downturn in the solar industry. Capital equipment demand by the solar industry has been heavily impacted as a result of the worldwide over capacity of solar manufacturing driven by the following: meaningful reduction in governmental subsidies worldwide, and significant capacity additions in China and potential anti dumping legislation. Significant reductions in material and solar-cell costs are likely to have a positive impact in the medium and long term.

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

Solar Energy. The solar energy sector is primarily dependent upon continuation of governmental subsidies, some of which have been scaled back, and the supply of materials that may be constrained. A further decline in these subsidies would reduce our ability to grow our business in this market segment. The solar energy sector also depends on the availability of raw materials such as silicon. The solar industry is currently facing overcapacity in its production capacity. This overcapacity has a meaningful negative impact on demand for capital equipment supplied to this industry.

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

We had an operating loss of $1.6 million in 2011 compared to operating income of $4.1 million in 2010. We attribute a large portion of the decrease in operating income in 2011 to decreases in sales and lower gross profits caused primarily by the under-absorption of costs in our facilities and an increase in our inventory obsolescence reserve due to slow demand for solar equipment. We may not experience the projected growth in our alternative energy business in 2012, which will negatively impact our profitability.

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

Our international sales accounted for 82.7% of our consolidated revenue for 2011. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

During 2011, 69.7% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 19.7% of our outstanding common stock as of December 31, 2011. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

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

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate a surveyor to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company is preparing a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is not probable. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, litigation is inherently uncertain and an adverse result in this matter could have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages. Following the table is a description of the business experience of each of our executive officers

Name	Age	Position

Paul J. van der Wansem	72	Chairman and Chief Executive Officer (principal executive officer)

Peter J. Tallian	53	Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

James M. Griffin	54	Vice President Sales and Service, and Corporate Officer

John J. McCaffrey, Jr.	60	Vice President Operations and Engineering, and Corporate Officer

Jan-Paul van Maaren Ph.D.	50	Vice President Marketing and Corporate Officer

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

John J. McCaffrey, Jr . joined BTU in early 2008 as Vice President Operations and Engineering. After graduating from the U.S. Naval Academy and serving as a nuclear engineer officer, he held a variety of positions at Polaroid. Mr. McCaffrey joined Evergreen Solar as a startup in 1999, where he designed, built, and operated their U.S. pilot and initial manufacturing facilities, achieving required margin and revenue targets. He next worked with Q Cells to design the initial 30 megawatt EverQ factory in Germany. He then moved to Daystar Technologies, a CIGS thin film solar company, setting up their pilot line for foil, and led the initial design for their 25 megawatt glass manufacturing facility in California. Mr. McCaffrey was also responsible for product development at both companies.

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

	High	Low
Year Ended December 31, 2010
First Quarter	6.80	4.43
Second Quarter	6.27	4.95
Third Quarter	7.69	4.94
Fourth Quarter	9.20	6.57
Year Ended December 31, 2011
First Quarter	13.41	8.97
Second Quarter	12.45	6.70
Third Quarter	7.76	3.95
Fourth Quarter	4.71	2.43

As of February 10, 2012, we had 408 record holders of our common stock.

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

Equity Compensation Plan Information

The following graph compares the cumulative 5-year total return provided shareholders on BTU International, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Information Technology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., the S&P 500 Index,

and the S&P Information Technology Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the years ended December 31, 2009, December 31, 2010 and December 31, 2011 and the selected consolidated balance sheet data as of December 31, 2010 and December 31, 2011 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2007 and December 31, 2008 and the selected consolidated balance sheet data as of December 31, 2007, December 31, 2008 and December 31, 2009 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:	(In thousands, except per share data)
Net sales	$76,128	$81,607	$45,086	$72,266	$63,723
Cost of goods sold	47,542	47,851	32,706	41,542	36,337

Gross profit	28,586	33,756	12,380	30,724	27,386
Selling, general and administrative	22,721	23,063	18,957	23,168	19,009
Research, development and engineering	7,056	6,575	6,882	7,273	5,658
Restructuring	401	—	—	—	—

Operating income (loss)	(1,592)	4,118	(13,459)	283	2,719
Interest income	77	81	236	354	909
Interest expense	(481)	(601)	(673)	(697)	(602)
Foreign exchange gain (loss)	(139)	(33)	(278)	40	(478)
Other income (loss), net	365	(6)	44	1	106

Income (loss) before provision for income taxes	(1,770)	3,559	(14,130)	(19)	2,654
Provision for income taxes	952	1,378	435	1,077	706

Net income (loss)	$(2,722)	$2,181	$(14,565)	$(1,096)	$1,948

Income (loss) per share:
Basic	$(0.29)	$0.24	$(1.58)	$(0.12)	$0.21
Diluted	$(0.29)	$0.23	$(1.58)	$(0.12)	$0.20
Weighted average shares outstanding:
Basic	9,434	9,277	9,222	9,375	9,297
Diluted	9,434	9,428	9,222	9,375	9,544

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$18,948	$22,753	$25,397	$27,464	$25,065
Working capital	41,634	41,537	37,132	50,120	50,565
Total assets	56,718	67,645	58,794	71,315	69,512
Total liabilities	17,266	27,805	23,101	21,735	20,577
Stockholders’ equity	39,452	39,840	35,693	49,580	48,935

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2004, we began manufacturing and material sourcing operations in leased facilities in Shanghai, China. In addition, we expanded our product development capability to China, creating a global engineering team. This team has developed and commercially introduced our latest PYRAMAX ™ and TRITAN ™ products and continues to collaborate with our U.S. headquarters on additional product initiatives.

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

Applying the requirements of ASC 605 to future sales arrangements used in our equipment sales may result in the deferral of the revenue for some equipment sales. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above remain in our inventory on the Consolidated Balance Sheet until revenue is recognized. Any cash collected from customers for products for which revenue has been deferred is recorded as Deferred Revenue on the Consolidated Balance Sheet.

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

Management’s judgments and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to substantially all U.S. federal and state as well as United Kingdom deferred tax assets as of December 31, 2011 since they do not meet the “more likely than not” threshold of realization based on our ability to generate sufficient taxable income in the carryback and carryforward periods based on the criteria set forth in ASC 740. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of deferred tax assets before expiration.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

We have benefited from a partial “tax holiday” in our Shanghai manufacturing subsidiary. The Chinese government tax authorities passed legislation that imposes an equalization of income tax rates for both domestic and foreign companies at a rate of 25%. This new law became effective on January 1, 2008 and is being phased in by gradually increasing our tax rate until it reaches 25% in the first quarter of 2012. The new law supersedes and overrides our tax holiday agreements. The applicability of this new uniform income tax rate law will continue to have an adverse effect on our net income and cash flow.

For the year ended December 31, 2011, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. We are no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Operations for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.5%	58.6%	72.5%

Gross profit	37.5%	41.4%	27.5%
Operating expenses:
Selling, general and administrative	29.8%	28.3%	42.0%
Research, development and engineering	9.3%	8.1%	15.3%
Restructuring	0.5%	0.0%	0.0%

Operating income (loss)	(2.1)%	5.0%	(29.9)%
Interest income	0.1%	0.1%	0.5%
Interest expense	(0.6)%	(0.7)%	(1.5)%
Foreign exchange loss	(0.2)%	(0.0)%	(0.6)%
Other income (loss), net	0.5%	(0.0)%	0.1%

Income (loss) before provision for income taxes	(2.3)%	4.4%	(31.3)%
Provision for income taxes	1.3%	1.7%	1.0%

Net income (loss)	(3.6)%	2.7%	(32.3)%

YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO YEAR ENDED DECEMBER 31, 2010

	Years Ended December 31,				Percent change
	2011		2010
		( $ in thousands)
		% of net sales		% of net sales
Net sales	$76,128	100.0%	$81,607	100.0%	(6.7)%
Cost of goods sold	47,542	62.5%	47,851	58.6%	(0.6)%

Gross profit	28,586	37.5%	33,756	41.4%	(15.3)%
Selling, general and administrative expenses	22,721	29.8%	23,063	28.3%	(1.5)%
Research, development and engineering expenses	7,056	9.3%	6,575	8.1%	7.3%
Restructuring	401	0.5%	—	0.0%	—

Operating income (loss)	(1,592)	(2.1)%	4,118	5.0%	(138.7)%
Income (loss) before provision for income taxes	(1,770)	(2.3)%	3,559	4.4%	(149.7)%

Provision for income taxes	952	1.3%	1,378	1.7%	(30.9)%

Net income (loss)	$(2,722)	(3.6)%	$2,181	2.7%	(224.8)%

Net Sales. Net sales in 2011 decreased by $5.5 million or 6.7% compared to 2010. The alternative energy systems sales decreased from $34.7 million in 2010 to $29.2 million in 2011, a decrease of $5.5 million or 15.9%. Net sales for the year 2011 as compared to 2010 for the Company’s electronics market systems decreased from $39.9 million in 2010 to $34.9 million in 2011, a decrease of $5.0 million or 12.5%. The parts & service and other market systems sales increased from $7.0 million in 2010 to $11.9 million in 2011, an increase of $4.9 million or 70.0%. The Company’s alternative energy systems 2011 sales decrease as compared to 2010 is due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems decrease represents a leveling off of demand for Surface Mount Technology systems, particularly in China. The other market systems, parts and service 2011 sales increase as compared to 2010 is due to sales of specialized units and demand for parts to maintain existing customer machines.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	2011		2010		2009
United States	$13,199	17%	$7,565	9%	$9,474	21%
Europe and Near East	5,759	8%	9,733	12%	10,498	23%
Asia Pacific	53,052	70%	61,857	76%	23,349	52%
Other Americas	4,118	5%	2,452	3%	1,765	4%

Total Revenue	$76,128		$81,607		$45,086

The above geographical revenue breakdown for the year 2011 as compared to 2010 and 2009, reflects for Asia Pacific revenues both the magnitude of the 2010 recovery in our Electronic systems sales from the economic downturn and the expansion of our Solar systems sales.

Gross Profit. Gross profit for 2011 decreased to $28.6 million or a decrease of 15.3% as compared to $33.8 million in 2010. The gross profit as a percentage of sales for 2011 decreased to 37.5% from 41.4% for 2010. These decreases are due primarily to lower volume and underutilization at both our USA and China factories in addition to more competitive pricing in 2011.

Selling, General and Administrative (SG&A). SG&A expenses in 2011 as compared to 2010 decreased by $0.3 million or 1.5% from $23.1 million to $22.7 million, but increased as a percentage of sales from 28.3% to 29.8%. For the year ended December 31, 2011 as compared to the year ended December 31, 2010, decreases in commission expense and bonus costs were offset by increased spending for service and marketing.

Research, Development and Engineering (RD&E). RD&E expenses increased by $0.5 million or 7.3% to $7.1 million in 2011 as compared to $6.6 million in 2010. The increases are the result of the Company’s actions to develop new and improved products.

Restructuring. The Company recorded a restructuring charge of $401,000 in the year ended December 31, 2011. This restructuring action, which related primarily to severance and benefit charges, was taken due to the slowdown in the Company’s solar market business.

Operating Income (Loss). The 6.7% net sales decrease and its associated negative effect on gross profit combined with the RD&E expense increase and the restructuring charge resulted in an operating loss in 2011 of $1.6 million as compared to an operating income of $4.1 million in 2010.

Interest Income (Expense). During the year ended December 31, 2011 as compared to the year ended December 31, 2010, interest expense declined as the result of a lower mortgage interest rate entered into in the third quarter of 2010. Interest income declined in 2011 due to market interest rates which were at low levels and lower cash balances.

Foreign Exchange Loss. The foreign exchange loss in 2011 was $139,000 as compared to a loss of $33,000 in 2010. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. In 2011, we recorded an income tax provision of $1.0 million as compared to $1.4 million in 2010. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, is the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary’s net sales. U.S. income taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 24.0% in 2011 and 22% in 2010. In 2012, the statutory tax rate for our China manufacturing subsidiary will be 25%.

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

Net Sales. Net sales in 2010 increased by $36.5 million or 81.0% compared to 2009. The alternative energy systems sales increased from $17.9 million in 2009 to $34.7 million in 2010, an increase of $16.8 million or 93.6%. Net sales in 2010 as compared to 2009 for the Company’s electronics market systems increased from $20.7 million in 2009 to $39.9 million in 2010, an increase of $19.2 million or 93.1%. The parts & service and other market systems sales increased from $6.5 million in 2009 to $7.0 million in 2010, an increase of $0.5 million or 7.8%. The Company’s significant 2010 alternative energy systems sales growth of 93.6% as compared to 2009 is the result of increased revenue for the Company’s solar products. The substantial growth of 93.1% in 2010, as compared to 2009, for the Company’s electronics market systems revenue, particularly in Asia, represents the continuing recovery from the economic recession and related demand for our electronic products.

Regarding sales by geographic region, Asia was the only region to see year over year growth as a percentage of total sales, increasing from 52% in 2009 to 76% in 2010. This percentage increase resulted from the 2010 recovery in our electronic systems sales from the economic downturn and the expansion of our solar systems sales. The US saw the largest drop in sales for the region as a percentage of total sales, decreasing from 21% in 2009 to 9% in 2010.

Gross Profit. Gross profit in 2010 increased to $33.8 million or an increase of 172.7% as compared to $12.4 million in 2009. The gross profit as a percentage of sales in 2010 increased to 41.4% from 27.5% in 2009. These increases are due primarily to the 81.0% revenue increase, improved factory utilization in both China and the USA and a reduction in slow moving inventory that required reserves.

Selling, General and Administrative. SG&A expenses in 2010 as compared to 2009 increased by $4.1 million or 21.7% from $19.0 million to $23.1 million, but decreased as a percentage of sales from 42.0% to 28.3%. For the year ended December 31, 2010 as compared to the year ended December 31, 2009, approximately two thirds of the SG&A spending increase occurred in commission expense resulting from the 81.0% increased revenue in 2010 versus 2009. In addition, 2010 SG&A spending increased for service, marketing and bonus costs versus 2009.

Research, Development and Engineering. RD&E expenses decreased by $0.3 million or 4.5% to $6.6 million in 2010 as compared to $6.9 million in 2009. The reductions are the result of lower R&D prototype model costs in 2010 as compared to 2009, occurring as new products were introduced.

Operating Income (Loss). The impact of the 81.0% revenue increase and its associated increase in gross profit of $21.4 million in 2010 as compared to 2009 resulted in operating income of $4.1 million in 2010 as compared to an operating loss of $13.5 million in 2009.

Interest Income (Expense), Net. During the year ended December 31, 2010 as compared to the year ended December 31, 2009, interest expense declined as the result of a lower mortgage interest rate entered into in the 3rd quarter of 2010. Interest income declined in 2010 due to lower market interest rates and lower cash balances.

Foreign Exchange Loss. The foreign exchange loss in 2010 was $33,000 as compared to a loss of $278,000 in 2009. The Company’s exposure to foreign exchange losses result from U.S. dollar denominated balance sheet accounts recorded at the Company’s China, Singapore, Malaysia and UK operations and China RMB denominated balance sheet accounts recorded at the Company’s U.S. headquarters.

Income Taxes. In 2010, we recorded an income tax provision of $1.4 million as compared to $0.4 million in 2009. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, is the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary’s net sales. U.S. income taxes have had no impact to the rate fluctuations as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s 2010 statutory income tax rate for its China manufacturing subsidiary is 22.0%. In 2011, the Company’s statutory income tax rate for its China manufacturing subsidiary is 24.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $18.9 million in cash and cash equivalents, a decrease of $3.8 million compared to $22.8 million at the end of 2010.

During 2011, we used net cash of approximately $3.5 million from operating activities. This use of cash was primarily the result of a net loss of $2.7 million, an increase in inventory of $0.6 million, a decrease in accounts payable of $6.8 million, a decrease in deferred revenue of $2.9 million, a decrease in accrued expenses of $0.8 million, an increase in other current assets of $0.8 million; offset by a decrease in accounts receivable of $5.7 million and the adding back of non-cash expenses of depreciation and amortization of $1.8 million, stock-based compensation of $1.3 million and inventory provisions of $2.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of December 31, 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement with the same bank that the mortgage was entered into on December 23, 2003, and amended on March 30, 2006. The 2010 modifications resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance at December 31, 2011 of approximately $8.3 million.

As of December 31, 2011, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2011 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$8,335	$379	$823	$7,133	$—
Interest on long-term debt	1,663	449	833	381	—
Operating leases	388	216	154	18	—
Open purchase orders	1,875	1,875	—	—	—

Total	$12,261	$2,919	$1,810	$7,532	$—

(1) Mortgage Note Payable, due 2015

(2) The Company has a liability at December 31, 2011, including potential interest and penalties, of $151,000 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. However, at the November 8, 2011 FASB meeting, the effective date of those changes that relate to the presentation of reclassification adjustments was deferred. This deferral of reclassification adjustments does not impact the effective date of other requirements of ASU 2011-05. ASU 2011-05 is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 will impact our financial statement presentation and is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

As of December 31, 2011, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BTU International, Inc:

We have audited the accompanying consolidated balance sheets of BTU International, Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTU International, Inc and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2012

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$18,948	$22,753
Accounts receivable, less allowance of $246 and $327 at December 31, 2011 and 2010	12,422	17,895
Inventories	17,510	19,274
Other current assets	2,064	1,091

Total current assets	50,944	61,013

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	11,185	10,979
Machinery and equipment	15,664	15,050
Furniture and fixtures	957	981

	28,016	27,220
Less accumulated depreciation	(22,366)	(21,072)

Net property, plant and equipment	5,650	6,148

Other assets, net of accumulated amortization of $2,491 in 2011 and $2,314 in 2010	124	484

Total assets	$56,718	$67,645

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$379	$359
Trade accounts payable	3,527	10,116
Deferred revenue, current	494	3,398
Accrued expenses	4,910	5,603

Total current liabilities	9,310	19,476
Long-term debt, less current portion	7,956	8,329

Total liabilities	17,266	27,805

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,867,778 shares issued and 9,499,811 shares outstanding at December 31, 2011 and 10,718,398 shares issued and 9,350,431 shares outstanding at December 31, 2010	109	107
Additional paid-in capital	50,646	48,764
Accumulated deficit	(8,388)	(5,666)
Less: treasury stock at cost, 1,367,967 shares at December 31, 2011 and December 31, 2010	(4,990)	(4,990)
Accumulated other comprehensive income	2,075	1,625

Total stockholders’ equity	39,452	39,840

Total liabilities and stockholders’ equity	$56,718	$67,645

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$76,128	$81,607	$45,086
Cost of goods sold	47,542	47,851	32,706

Gross profit	28,586	33,756	12,380

Selling, general and administrative	22,721	23,063	18,957
Research, development and engineering	7,056	6,575	6,882
Restructuring	401	—	—

Operating income (loss)	(1,592)	4,118	(13,459)

Interest income	77	81	236
Interest expense	(481)	(601)	(673)
Foreign exchange loss	(139)	(33)	(278)
Other income (loss), net	365	(6)	44

Income (loss) before provision for income taxes	(1,770)	3,559	(14,130)
Provision for income taxes	952	1,378	435

Net income (loss)	$(2,722)	$2,181	$(14,565)

Income (loss) per share:
Basic	$(0.29)	$0.24	$(1.58)
Diluted	$(0.29)	$0.23	$(1.58)
Weighted average number of shares outstanding:
Basic	9,434	9,277	9,222
Diluted	9,434	9,428	9,222

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	# of shares	$			# of shares	$
Balance at December 31, 2008	10,557	$105	$45,458	$6,718	1,204	$(4,391)	$1,690	$49,580
Net loss	—	—	—	(14,565)	—	—	—	(14,565)
Exercise of stock options	39	1	87	—	—	—	—	88
Purchase of treasury stock	—	—	—	—	164	(599)	—	(599)
Restricted stock forfeited	(1)	—	(4)	—	—	—	—	(4)
Issuance of common stock	25	—	103	—	—	—	—	103
Translation adjustment	—	—	—	—	—	—	(320)	(320)
Stock-based compensation	—	—	1,410	—	—	—	—	1,410

Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693

Net income	—	—	—	2,181	—	—	—	2,181
Exercise of stock options	77	1	269	—	—	—	—	270
Issuance of common stock	21	—	106	—	—	—	—	106
Translation adjustment	—	—	—	—	—	—	255	255
Stock-based compensation	—	—	1,335	—	—	—	—	1,335

Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840

Net loss	—	—	—	(2,722)	—	—	—	(2,722)
Exercise of stock options	123	2	519	—	—	—	—	521
Issuance of common stock	27	—	91	—	—	—	—	91
Translation adjustment	—	—	—	—	—	—	450	450
Stock-based compensation	—	—	1,272	—	—	—	—	1,272

Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(2,722)	$2,181	$(14,565)
Other comprehensive income (loss):
Foreign currency translation adjustment	450	255	(320)

Comprehensive income (loss)	$(2,272)	$2,436	$(14,885)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,722)	$2,181	$(14,565)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,800	2,193	2,109
Provision (recovery) for bad debts	(49)	71	46
Provision for inventory	2,294	1,588	3,061
Stock-based compensation	1,272	1,335	1,410
Deferred taxes	(77)	(252)	(3)
Loss on disposal of fixed assets	6	—	—
Net change in operating assets and liabilities:
Accounts receivable	5,709	(7,471)	5,101
Inventories	(592)	(6,129)	1,280
Other current assets	(843)	449	(191)
Other assets	200	(52)	14
Accounts payable	(6,814)	4,439	281
Deferred revenue	(2,911)	80	1,675
Accrued expenses	(780)	295	(1,103)

Net cash used in operating activities	(3,507)	(1,273)	(885)

Cash flows from investing activities:
Purchases of property, plant and equipment	(711)	(1,459)	(739)

Net cash used in investing activities	(711)	(1,459)	(739)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(353)	(309)	(281)
Purchase of treasury stock	—	—	(599)
Issuance of common stock	91	106	103
Proceeds from the exercise of stock options	521	270	84

Net cash provided by (used in) financing activities	259	67	(693)

Effects of exchange rates on cash	154	21	250

Net decrease in cash and cash equivalents	(3,805)	(2,644)	(2,067)
Cash and cash equivalents, beginning of period	22,753	25,397	27,464

Cash and cash equivalents, end of period	$18,948	$22,753	$25,397

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest paid	$435	$505	$459
Income taxes	$388	$1,118	$356

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CORRECTION OF IMMATERIAL ERROR RELATED TO PRIOR PERIOD

The Company identified an immaterial error related to the presentation of deferred taxes within the statement of cash flows for the year ended December 31, 2010. Such error has been corrected in the accompanying consolidated financial statements. The Company recorded a reduction of $504,000 to the deferred taxes adjustment to reconcile net cash used in operating activities with the offset reflected in the change in other current assets. This correction does not affect previously reported cash flows used in operating activities in the Consolidated Statement of Cash Flows, and had no effect on the previously reported Consolidated Statement of Operations for any period.

CASH AND CASH EQUIVALENTS

The Company has classified certain highly liquid financial instruments, with original maturities of three months or less, as cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Bad debt expense (recovery) was ($49,000), $71,000, and $46,000 for 2011, 2010 and 2009, respectively.

INVENTORIES

Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on a standard cost method and then adjust inventories to actual cost at reasonable intervals to reflect current conditions to approximate the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of cost and/or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Raw materials and manufactured components	$7,614	$9,459
Work-in-process	5,363	8,053
Finished goods	4,533	1,762

Total inventory	$17,510	$19,274

The Company recorded inventory provisions of $2,294,000, $1,588,000, and $3,061,000 for the years ended 2011, 2010 and 2009, respectively. The provisions recorded are net of sold inventory that had previously been reserved in the amounts of approximately $485,000, $507,000, and $325,000 for the years ended 2011, 2010 and 2009, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Software	3-10 years
Furniture and fixtures	3-8 years
Leasehold improvements	3 years

Depreciation expense was approximately $1,624,000, $1,708,000 and $1,574,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets were identified during the years ended December 31, 2011, 2010 and 2009.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2011	2010
Deferred financing costs, net of amortization	$30	$38
Intellectual property, net of amortization	77	246
Other long-term receivable	—	200
Other	17	—

Total	$124	$484

Deferred financing costs, capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $7,000, $7,000 and $33,000 in 2011, 2010 and 2009, respectively. Amortization on intellectual property was approximately $169,000, $478,000 and $502,000 in 2011, 2010 and 2009, respectively.

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

Applying the requirements of ASC 605 to future sales arrangements used in the Company’s equipment sales may result in the deferral of the revenue for some equipment sales. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above remain in the Company’s inventory on the Consolidated Balance Sheet until revenue is recognized. Any cash collected from customers for products for which revenue has been deferred is recorded as Deferred Revenue on the Consolidated Balance Sheet.

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

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended 2011, 2010 and 2009, $2,406,714, $1,848,012 and $5,704,347, respectively, were recognized as revenue using the percentage of completion method.

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

EARNINGS PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Due to their antidilutive effect, approximately 803,259, 559,040 and 1,029,148 options to purchase common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively. However, these options could become dilutive in future periods.

The weighted average number of common shares used to compute basic and diluted earnings per share consists of the following classification:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Basic shares	9,434	9,277	9,222
Effect of dilutive options	—	151	—

Diluted shares	9,434	9,428	9,222

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” “ASU 2011-05”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. However, at the November 8, 2011 FASB meeting, the effective date of those changes that relate to the presentation of reclassification adjustments was deferred. This deferral of reclassification adjustments does not impact the effective date of other requirements of ASU 2011-05. ASU 2011-05 is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 will impact our financial statement presentation and is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Subsequent Events

For the fiscal year ended December 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed with the Securities and Exchange Commission.

(2)	ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Accrued commissions	$1,194	$875
Accrued warranty	497	512
Accrued taxes	1,175	961
Accrued audit	373	299
Accrued legal	246	327
Accrued bonus	167	1,036
Payroll and payroll taxes	764	1,060
Accrued cost of sales	216	467
Accrued restructuring	192	—
Other	86	66

	$4,910	$5,603

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance	$512	$486
Plus: accruals related to new sales	527	907
Less: warranty claims incurred	(542)	(881)

Ending balance	$497	$512

Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation—Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, liabilities for employee severance are recorded when payment of severance is considered probable and the amount is estimable. For restructuring costs other than employee severance accounted under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred.

In September 2011, the Company eliminated 17 positions. Accordingly, the Company recorded a restructuring charge of $401,000 in the year ended December 31, 2011. The decision to eliminate 17 positions was taken due to the slowdown in orders from customers in the solar industry.

The restructuring charge was primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the year ended December 31, 2011 (in thousands):

2011
Beginning Balance	$—
Plus: charges to costs and expenses	401
Less: cash payments	(209)

Ending Balance	$192

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of December 31, 2011 and 2010, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140 and $232,766, respectively. This restricted cash value is included in the Company’s balance sheet in other current assets.

Long-Term Debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Mortgage note payable, interest rate of 5.50% at December 2011 and December 31, 2010, respectively	$8,335	$8,688
Less: current maturities	379	359

	$7,956	$8,329

Under the terms of the debt, the minimum principal repayments of long-term debt and operating lease obligations by year are as follows (in thousands):

	Mortgage	Operating Leases	Total
2012	$379	$216	$595
2013	400	102	502
2014	423	52	475
2015	7,133	17	7,150
2016	—	1	1

	$8,335	$388	$8,723

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. Rent expense under these leases was approximately $404,000 in 2011, $304,000 in 2010 and $264,000 in 2009. As of December 31, 2011, the future minimum lease commitment for this facility is approximately $77,000 through 2012, the end of the lease period.

The Company had an operating lease in its UK facility that expired in March 2010 but allowed for a three month extension. The Company signed a five year lease at a smaller facility for its UK operations in May 2010. Rent expense was approximately $34,000 in 2011, $105,000 in 2010, and $200,000 in 2009. As of December 31, 2011, the future minimum lease commitment for this facility is approximately $121,000, payable through May 2015.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that are considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2011. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition. On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate a surveyor to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company is preparing a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is not probable. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, litigation is inherently uncertain and an adverse result in this matter could have a material adverse effect on the Company’s results of operations and financial condition.

(4)	FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2011		2010		2009
United States	$13,199	17%	$7,565	9%	$9,474	21%
Europe and Near East	5,759	8%	9,733	12%	10,498	23%
Asia Pacific	53,052	70%	61,857	76%	23,349	52%
Other Americas	4,118	5%	2,452	3%	1,765	4%

Total Revenue	$76,128		$81,607		$45,086

The following table shows the amounts (in thousands) of the Company’s tangible long-lived assets by geographic region, at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
United States	$4,741	$5,504
Asia Pacific	909	644

	$5,650	$6,148

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

One customer accounted for $11.9 million or 15.6% of total net sales and another accounted for $7.9 million or 10.4% of total net sales in 2011. One customer accounted for $17.3 million or 21.2% of total net sales and another accounted for $14.1 million or 17.3% of total net sales in 2010. Two customers represented 12.2% of total net sales in 2009 and no single customer accounted for more than 10% of total net sales in 2009. As of December 31, 2011, one customer accounted for more than 10% of accounts receivable comprising 13.4% of the total. As of December 31, 2010, there were three customers that accounted for more than 10% of accounts receivable.

On November 4, 2011, one of the Company’s European customers announced plans to initiate a preliminary process to file for bankruptcy in the French courts. As a result, the Company considered its estimates of collectability of accounts receivable for this customer and determined that certain amounts may not be collectible and recorded an additional $211,000 of bad debt expense for the three months ended October 2, 2011. Subsequently, the Company was able to collect the outstanding accounts receivable for this customer and reversed the previously recorded allowance for doubtful accounts as of December 31, 2011.

(6)	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$(2,366)	$(147)	$(12,633)
Foreign	596	3,706	(1,497)

Total	$(1,770)	$3,559	$(14,130)

For the years ended December 31, 2011, 2010 and 2009, the Company’s provision (benefit) for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2011
Current	$—	$28	$1,001	$1,029
Deferred	—	—	(77)	(77)

	$—	$28	$924	$952

	Federal	State	Foreign	Total
December 31, 2010
Current	$(42)	$21	$1,651	$1,630
Deferred	—	—	(252)	(252)

	$(42)	$21	$1,399	$1,378

	Federal	State	Foreign	Total
December 31, 2009
Current	$20	$40	$378	$438
Deferred	—	—	(3)	(3)

	$20	$40	$375	$435

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	2011	2010	2009
Provision (Benefit) at Statutory Rate	$(602)	$1,210	$(4,804)
State Tax Net of Federal Benefit	29	14	26
Dividend from a Foreign Subsidiary	—	—	3,912
Foreign Tax Rate Differential	(56)	(486)	284
Losses and Credits not Benefitted	1,162	312	973
Non-deductible & Other	419	328	44

Net Provision	$952	$1,378	$435

The components of the net deferred tax assets at December 31, 2011 and 2010 are as follows (in thousands):

Deferred Tax Assets:	2011	2010
Federal Net Operating Loss Carryforwards	$582	$—
State Net Operating Loss Carryforwards	12	223
Foreign Net Operating Loss Carryforwards	383	365
Inventory Reserve	1,669	1,533
Deferred Compensation	1,387	1,737
Federal, Foreign and Other Tax Credits	3,243	2,285
Accruals and Other	882	1,020
Intangibles	504	520

Total Deferred Tax Assets	8,662	7,683
Valuation Allowance	(7,979)	(7,204)

Deferred Tax Assets	683	479

Deferred Tax Liabilities:
Depreciation and Amortization	(242)	(122)

Net Deferred Tax Assets	$441	$357

Deferred tax assets at December 31, 2011 and 2010 are recorded in Other Assets.

The deferred tax valuation allowance increased by $775,000 and decreased by $890,000 for the years ended December 31, 2011 and 2010, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the U.S net deferred tax assets since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company has federal net operating loss carryforwards of approximately $5,080,000 that expire between 2024 and 2031, $3,346,198 of which relates to excess tax deductions from share based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable. The Company also has state net operating loss carryforwards of approximately $3,363,000 that expire between 2011 and 2031. The Company also has foreign tax credit carryforwards of approximately $1,967,000 that expire between 2018 and 2021, $253,265 of the tax benefit will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $6.1 million at December 31, 2011. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $6.1 million of undistributed foreign earnings. The amount of taxes attributable to these undistributed earnings is immaterial. In 2009, in an exception to the existing policy, the Company declared a dividend of approximately $11.3 million from its China subsidiary. The 2009 provisions for U.S. federal and state income taxes on this dividend were offset by 2009 losses and utilization of net operating loss carryforwards.

The Company applies the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (now codified as FASB ASC 740, “Income Tax”). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	2011	2010	2009
Balance at beginning of period	$151	$49	$75
Increase (decrease) related to current year tax positions	—	—	—
Increase (decrease) related to prior year tax positions	—	102	(26)

Balance at end of period	$151	$151	$49

The unrecognized tax benefits at December 31, 2011, if recognized, would reduce the Company’s effective tax rate in the period recognized. For the year ended December 31, 2011, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no interest or penalties accrued at December 31, 2011.

(7)	EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $217,000, $1,067,000 and $288,000 was expensed in 2011, 2010 and 2009, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was approximately $321,000, $337,000 and $297,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was approximately $1,234,000, $1,301,000 and $1,367,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan. The Company recognizes all of its non-cash compensation expense in its selling, general and administrative expense.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced for annualized estimated forfeitures of 4% for each of the years ended December 31, 2011, 2010 and 2009. We used the following assumptions for options issued during the years ended December 31, 2011, 2010 and 2009, respectively:

Calculation of Fair Values—Assumptions Used:	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Expected Volatility	63.7%	66.1%	66.7%
Expected Life	4.64	4.69	4.69
Risk-Free Interest Rate	1.23%	1.52%	2.28%
Expected Dividend Yield	0	0	0

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

In May 2011, the shareholders approved an amendment to add 600,000 shares to the 2003 Plan.

Shares available for future stock option grants, pursuant to the 2003 and 1998 Plans were 869,260 at December 31, 2011.

A summary of all stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	1,277,264	$6.56	1,177,028	$6.55	1,069,535	$9.17
Granted	180,855	6.24	273,244	6.15	394,236	4.93
Exercised	(122,220)	4.26	(77,528)	3.48	(38,720)	2.26
Forfeited/Cancelled	(36,541)	7.04	(95,480)	7.71	(20,563)	8.95
Exchanged (eligible options)	—	—	—	—	(379,100)	11.60
Exchanged (replacement options)	—	—	—	—	151,640	4.06

Outstanding at end of year	1,299,358	$6.72	1,277,264	$6.56	1,177,028	$6.55

Options exercisable at end of year	666,797	$7.57	513,860	$7.66	366,012	$7.71

At December 31, 2011, the outstanding options have exercise prices ranging from $3.00 to $16.70 and a weighted average remaining contractual life of 4.3 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2011 was $591,241. There were no exercisable in-the-money options as of December 31, 2011.

The following table summarizes information for options outstanding and for options exercisable at December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.00 to 3.34	43,379	1.57	$3.12	33,379	$3.09
3.35 to 5.01	455,874	4.55	4.20	221,573	4.40
5.02 to 6.68	303,917	4.98	5.62	120,517	5.70
6.69 to 8.35	128,220	5.84	7.02	35,820	7.06
8.36 to 10.02	93,808	5.85	9.14	10,408	9.86
10.03 to 11.69	101,310	3.47	10.08	73,050	10.05
11.70 to 13.36	162,850	1.97	12.49	162,050	12.49
13.37 to 15.03	—	—	—	—	—
15.04 to 16.70	10,000	1.39	16.70	10,000	16.70

	1,299,358	4.34	$6.72	666,797	$7.57

The aggregate intrinsic value of the outstanding options represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.60 as of December 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2011, there was $1,627,672 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.21 years. The total fair value of shares vested during the year ended December 31, 2011 was $1,300,699.

A summary of the status of the Company’s non-vested options as of December 31, 2011 and 2010 is presented below:

	December 31, 2011		December 31, 2010
Nonvested Activity:	Shares	Weighted- Fair Value	Shares	Weighted- Fair Value
Balance—Beginning	763,404	$4.07	811,016	$4.65
Granted	180,855	$3.24	273,244	$3.32
Vested	(287,797)	$4.52	(255,611)	$5.01
Nonvested Forfeited	(23,901)	$4.73	(65,245)	$4.46

Nonvested	632,561	$3.60	763,404	$4.07

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 83,033 remain available at December 31, 2011. During 2011, a total of 27,160 shares were purchased at prices ranging from $2.21 to $6.00 per share. The Company has recorded a compensation charge of $38,417, $34,612, and $40,000 in 2011, 2010 and 2009, respectively, related to this plan.

Option Exchange Program

On April 27, 2009, the Board of Directors approved, subject to stockholder approval, a one-time stock option exchange program (the “Exchange Program”). The Exchange Program was approved at the Annual Meeting of Stockholders held on May 15, 2009. The Exchange Program permitted all current employees of the Company and its subsidiaries, excluding its Chief Executive Officer but including all other executive officers (each, an “Eligible Employee” and collectively, “Eligible Employees”), who hold outstanding options under the 2003 Equity Incentive Plan with an exercise price per share equal to or greater than $10.05 (the “Threshold Price”), to exchange outstanding stock options (“Eligible Options”) for a lesser number of options (“Replacement Options”), with such number of Replacement Options issuable upon exchange calculated at 0.4 shares of Replacement Options for one share of Eligible Options. The exchange offer expired on May 16, 2009. Pursuant to the Exchange Program, the Replacement Options have an exercise price of $4.06, which is equal to the last reported closing sales price for a share of the Company’s common stock as of the last trading day immediately preceding the date that the Replacement Option was granted, which was May 15, 2009. The total number of stock options eligible to be exchanged was 475,500. The actual options exchanged were 379,100 for 151,640 Replacement Options.

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

In accordance with the requirements of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) , the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2011 and 2010. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Apr. 04, 2010	July 04, 2010	Oct. 03, 2010	Dec. 31, 2010	Apr. 03, 2011	July 03, 2011	Oct. 02, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Net sales	$17,192	$18,031	$19,011	$27,373	$25,350	$19,035	$16,865	$14,878
Cost of goods sold	10,096	10,339	10,845	16,571	14,624	11,379	10,506	11,033

Gross profit	7,096	7,692	8,166	10,802	10,726	7,656	6,359	3,845
Selling, general and administrative	5,539	5,237	5,758	6,529	5,924	5,984	6,013	4,800
Research, development and engineering	1,638	1,557	1,618	1,762	1,867	1,764	1,914	1,511
Restructuring	—	—	—	—	—	—	352	49

Operating income (loss)	(81)	898	790	2,511	2,935	(92)	(1,920)	(2,515)
Interest expense, net	(157)	(112)	(134)	(117)	(120)	(100)	(98)	(86)
Foreign exchange gain (loss)	65	40	(114)	(24)	(76)	(73)	(23)	33
Other income (loss), net	17	(7)	(5)	(11)	215	10	6	134

Income (loss) before provision (benefit) for income taxes	(156)	819	537	2,359	2,954	(255)	(2,035)	(2,434)
Provision (benefit) for income taxes	137	564	557	120	1,125	(241)	179	(111)

Net income (loss)	$(293)	$255	$(20)	$2,239	$1,829	$(14)	$(2,214)	$(2,323)

Income (loss) per share:
Basic	$(0.03)	$0.03	$(0.00)	$0.24	$0.20	$(0.00)	$(0.23)	$(0.25)
Diluted	$(0.03)	$0.03	$(0.00)	$0.24	$0.19	$(0.00)	$(0.23)	$(0.25)
Weighted average number of shares outstanding:
Basic	9,253	9,270	9,285	9,304	9,370	9,424	9,462	9,481
Diluted	9,253	9,402	9,285	9,522	9,758	9,424	9,462	9,481

	Quarters Ended
	Apr. 04, 2010	July 04, 2010	Oct. 03, 2010	Dec. 31, 2010	Apr. 03, 2011	July 03, 2011	Oct. 02, 2011	Dec. 31, 2011
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.7%	57.3%	57.0%	60.5%	57.7%	59.8%	62.3%	74.2%

Gross profit	41.3%	42.7%	43.0%	39.5%	42.3%	40.2%	37.7%	25.8%
Selling, general and administrative	32.2%	29.0%	30.3%	23.9%	23.4%	31.4%	35.7%	32.3%
Research, development and engineering	9.5%	8.6%	8.5%	6.4%	7.4%	9.3%	11.3%	10.2%
Restructuring	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	2.1%	0.3%

Operating income (loss)	(0.5)%	5.0%	4.2%	9.2%	11.6%	(0.5)%	(11.4)%	(16.9)%
Interest expense, net	(0.9)%	(0.6)%	(0.7)%	(0.4)%	(0.5)%	(0.5)%	(0.6)%	(0.6)%
Foreign exchange gain (loss)	0.4%	0.2%	(0.6)%	(0.1)%	(0.3)%	(0.4)%	(0.1)%	0.2%
Other income (loss), net	0.1%	(0.1)%	0.0%	0.0%	0.8%	0.1%	0.0%	0.9%

Income (loss) before provision (benefit) for income taxes	(0.9)%	4.5%	2.8%	8.6%	11.7%	(1.3)%	(12.1)%	(16.4)%
Provision (benefit) for income taxes	0.8%	3.1%	2.9%	0.4%	4.4%	(1.3)%	1.1%	(0.7)%

Net income (loss)	(1.7)%	1.4%	(0.1)%	8.2%	7.2%	(0.1)%	(13.1)%	(15.6)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2011 had no material weaknesses in the Company’s internal control over financial reporting. As a result, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information required by this Item 10 is also included in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth information for the year ended December 31, 2011, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued)
Equity compensation plans approved by security holders	1,299,358	$6.72	869,260
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,299,358	$6.72	869,260

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and is included in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE MATTERS

There were no transactions with related persons during 2011. Information relating to director independence is included under the caption “Election of Directors” in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2012 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the 1994 Form 10-K (“1994 10-K”), the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2003 Form 10-K (“2003 10-K”), the annual report as reported on the 2004 Form 10-K (“2004 10-K”), the annual report as reported on the 2005 Form 10-K (“2005 10-K”), the quarterly report as reported on 6-28-98 Form 10-Q (“6-28-98 10-Q”), the quarterly report as reported on 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on 6-1-07 Form 10-Q (“6-1-07 10-Q”), the quarterly report as reported on 3-29-09 Form 10-Q (“3-29-09 10-Q”), or the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number 000-17297.

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q

3.2 Amended and Restated By-Laws	3.2	6-29-08 10-Q

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to the 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to the 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Amendment No. 1 to 1998 Stock Option Plan for Non-Employee Directors	10.8	2008 Proxy

* 10.9 Executive Retirement Agreement	10.9	2002 10-K

* 10.10 2003 Equity Incentive Plan	10.10	2003 Proxy

* 10.11 Amendment No. 1 to the 2003 Equity Incentive Plan	10.11	2008 Proxy

* 10.12 Amendment No. 2 to the 2003 Equity Incentive Plan	10.12	2009 Proxy

* 10.13 Employment contract between the Company and Paul J. van der Wansem	10.13	2005 10-K

* 10.14 Officer’s Retention Agreement	10.14	2005 10-K

	Exhibit	SEC Docket

10.15 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.15	1994 10-K

10.16 Mortgage note with Salem Five dated December 23, 2003	10.16	2003 10-K

10.17 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.17	6-1-07 10-Q

* 10.18 Offer Letter to John J. McCaffrey Jr.	10.18	3-29-09 10-Q

* 10.19 Retention Agreement with John J. McCaffrey Jr.	10.19	3-29-09 10-Q

* 10.20 Offer Letter to Peter J. Tallian	10.20	3-29-09 10-Q

* 10.21 Retention Agreement with Peter J. Tallian	10.21	3-29-09 10-Q

* 10.22 Retention Agreement with James M. Griffin	10.22	2009 10-K

10.23 Loan Modification Agreement	10.23	10-03-10 10-Q

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of KPMG LLP		**

EXHIBIT 31. CERTIFICATIONS

31.1 Certification		**

31.2 Certification		**

32.1 Section 906 Certification		**

32.2 Section 906 Certification		**

EXHIBIT 101 XBRL DOCUMENTS

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

* designates management contracts or compensatory plans or agreements

** filed herewith

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$327	$(58)	$—	$(23)	$246

For the Year Ended December 31, 2010

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$273	$71	$—	$(17)	$327

For the Year Ended December 31, 2009

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$260	$46	$—	$(33)	$273

A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

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

Date: March 13, 2012

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 13, 2012

By:	/S/ PETER J. TALLIAN
Peter J. Tallian, Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)

Date: March 13, 2012

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 13, 2012

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 13, 2012

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 13, 2012

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

Date: March 13, 2012

By:	/S/ BERTRAND LOY
Bertrand Loy, Director