Form 10-Q
period 2012-04-01
BTU INTERNATIONAL INC
filed 2012-05-04
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of May 1, 2012: 9,503,061 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 1, 2012	December 31, 2011
Assets

Current assets
Cash and cash equivalents	$20,116	$18,948
Accounts receivable, net	12,874	12,422
Inventories	16,266	17,510
Other current assets	2,626	2,064

Total current assets	51,882	50,944

Property, plant and equipment, net	5,286	5,650

Other assets, net	109	124

Total assets	$57,277	$56,718

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$384	$379

Accounts payable	5,994	3,527

Deferred revenue, current	594	494
Accrued expenses	4,606	4,910

Total current liabilities	11,578	9,310

Long-term debt, less current portion	7,861	7,956

Total liabilities	19,439	17,266

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,871,028 shares issued and 9,503,061 shares outstanding at April 1, 2012 and 10,867,778 shares issued and 9,499,811 shares outstanding at December 31, 2011	109	109
Additional paid in capital	50,971	50,646
Accumulated deficit	(10,395)	(8,388)
Treasury stock, at cost, 1,367,967 shares at April 1, 2012 and December 31, 2011	(4,990)	(4,990)
Accumulated other comprehensive income	2,143	2,075

Total stockholders’ equity	37,838	39,452

Total liabilities and stockholders’ equity	$57,277	$56,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Net sales	$16,272	$25,350
Costs of goods sold	11,049	14,624

Gross profit	5,223	10,726

Operating expenses:
Selling, general and administrative	5,413	5,924
Research, development and engineering	1,482	1,867

Operating income (loss)	(1,672)	2,935

Interest income	20	15
Interest expense	(118)	(135)
Foreign exchange loss	(62)	(76)
Other income	—	215

Income (loss) before provision for income taxes	(1,832)	2,954

Provision for income taxes	175	1,125

Net income (loss)	$(2,007)	$1,829

Income (loss) per share:
Basic	$(0.21)	$0.20
Diluted	$(0.21)	$0.19

Weighted average number of shares outstanding:
Basic shares	9,501,667	9,369,773
Effect of dilutive options	—	388,363

Diluted shares	9,501,667	9,758,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED APRIL 1, 2012

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	April 1, 2012	April 3, 2011
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(2,007)	$1,829
Other comprehensive income:
Foreign currency translation adjustment	68	114

Comprehensive income (loss)	$(1,939)	$1,943

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 1, 2012

(in thousands)

(unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452

Net loss	—	—	—	(2,007)	—	—	—	(2,007)

Exercise of stock options	3	—	9	—	—	—	—	9

Stock-based compensation	—	—	316	—	—	—	—	316

Translation adjustment	—	—	—	—	—	—	68	68

Balance at April 1, 2012	10,871	$109	$50,971	$(10,395)	1,368	$(4,990)	$2,143	$37,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2012 AND APRIL 3, 2011

($ in thousands)

(unaudited)

	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income (loss)	$(2,007)	$1,829
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	418	544
Provision for bad debts	9	7
Provision for inventory obsolescence	763	296
Stock-based compensation	316	334
Deferred taxes	(36)	—
Net change in operating assets and liabilities:
Accounts receivable	(431)	(3,625)
Inventories	493	(1,510)
Other current assets	(521)	(259)
Deferred revenue	99	3,280
Other assets	—	151
Accounts payable	2,443	(643)
Accrued expenses	(321)	(154)

Net cash provided by operating activities	1,225	250

Cash flows used in investing activities:
Purchases of property, plant and equipment	(32)	(279)

Net cash used in investing activities	(32)	(279)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(90)	(86)
Proceeds from the exercise of stock options	9	296

Net cash provided by (used in) financing activities	(81)	210

Effects of exchange rates on cash	56	72

Net increase in cash and cash equivalents	1,168	253
Cash and cash equivalents, beginning of period	18,948	22,753

Cash and cash equivalents, end of period	$20,116	$23,006

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$97	$107
Income taxes	66	293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2011 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of April 1, 2012 and the related condensed statement of stockholders’ equity for the three months ended April 1, 2012 are unaudited. The condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended April 1, 2012 and April 3, 2011 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2011, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

Subsequent Events — The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements

(3) Inventories

	April 1, 2012	December 31, 2011
	($ in thousands)

Raw materials and manufactured components	$8,708	$7,614
Work-in-process	3,444	5,363
Finished goods	4,114	4,533

	$16,266	$17,510

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	April 1, 2012	December 31, 2011
	( $ in thousands)

Accrued commissions	$1,030	$1,194
Accrued warranty	565	497
Accrued taxes	1,345	1,175
Accrued audit	304	373
Accrued legal	230	246
Accrued bonus	17	167
Payroll and payroll taxes	550	764
Accrued cost of sales	342	216
Accrued restructuring costs	123	192
Other	100	86

	$4,606	$4,910

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended April 1, 2012 (in thousands):

Three Months Ended April 1, 2012

Beginning balance, December 31, 2011	$497
Plus: accruals related to new sales	205
Less: warranty claims incurred and reserve adjustment	(137)

Ending balance, April 1, 2012	$565

Restructuring

In September 2011, the Company eliminated 17 positions and recorded a restructuring charge of $401,000 in the year ended December 31, 2011. The decision to eliminate 17 positions was made due to the slowdown in orders from customers in the solar industry.

The restructuring charge consisted of primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the three months ended April 1, 2012 (in thousands):

Three Months Ended April 1, 2012

Beginning balance, December 31, 2011	$192
Less: cash payments	(69)

Ending balance, April 1, 2012	$123

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Debt

Long-term debt at April 1, 2012 and December 31, 2011 consisted of:

	April 1, 2012	December 31, 2011
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$8,245	$8,335
Less - current maturities	384	379

	$7,861	$7,956

On March 30, 2006, the Company entered into a mortgage note that is secured by our real property in Billerica, Massachusetts, in the amount of $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in a reduction of the annual interest rate from 6.84% to 5.50% and a reduction in the monthly payment from $76,280 to $69,000.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of April 1, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (Loss) Per Share (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Diluted EPS equals basic EPS when the Company reports a net loss because the assumed exercise or conversion of potentially dilutive securities would be anti-dilutive. Due to their anti-dilutive effect, approximately 1,261,335 and 42,019 options to purchase common stock were excluded from the calculation of diluted income (loss) per share for the three months ended April 1, 2012 and April 3, 2011, respectively. These options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $315,638 and $334,114 for the three months ended April 1, 2012 and April 3, 2011, respectively.

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

Calculation of Fair Value - Assumptions Used:

	Three months ended
	April 1, 2012	April 3, 2011

Expected Volatility	66.60%	65.05%
Expected Life (in years)	3.58	3.00
Risk-Free Interest Rate	0.60%	1.31%
Expected Dividend Yield	0	0

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the stock option activity during the three months ended April 1, 2012:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2011	1,299,358	$6.72
Granted	18,135	$3.04
Exercised	(3,250)	$3.00
Forfeited/Cancelled	(75,549)	$4.74

Outstanding at April 1, 2012	1,238,694	$6.80	4.18	$840
Exercisable at April 1, 2012	619,629	$7.88	3.25	$—

The weighted-average grant date fair values of options granted during the three-month periods ended April 1, 2012 and April 3, 2011 were $1.44 and $4.81, respectively. The aggregate fair value of options exercised during the three-month periods ended April 1, 2012 and April 3, 2011 was $6,179 and $229,826, respectively.

As of April 1, 2012, there was $1,331,021 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.18 years. The total fair value of options vested during the three-month period ended April 1, 2012 was $16,416.

(8) Revenue Recognition

For the three months ended April 1, 2012 and April 3, 2011, there was $301,686 and $399,870, respectively, of revenue recognized using the percentage of completion method.

(9) Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Tangible long-lived assets by geographic location are as follows:

	April 1, 2012	December 31, 2011
	($ in thousands)

United States	$4,447	$4,741
Asia Pacific	839	909

	$5,286	$5,650

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

RESULTS OF OPERATIONS

Three months ended April 1, 2012 compared to the three months ended April 3, 2011.

The following table sets forth, for the periods indicated, selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statement of Operations

	Three Months Ended
	April 1, 2012		April 3, 2011
		($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$16,272	100.0%	$25,350	100.0%	(35.8)%
Cost of goods sold	11,049	67.9%	14,624	57.7%	(24.4)%

Gross profit	5,223	32.1%	10,726	42.3%	(51.3)%

Selling, general and administrative expenses	5,413	33.3%	5,924	23.4%	(8.6)%
Research, development and engineering expenses	1,482	9.1%	1,867	7.4%	(20.6)%

Operating income (loss)	(1,672)	(10.3)%	2,935	11.6%	(157.0)%

Other, net	(160)	(1.0)%	19	0.1%	(942.1)%

Income (loss) before provision for income taxes	(1,832)	(11.3)%	2,954	11.7%	(162.0)%

Provision for income taxes	175	1.1%	1,125	4.4%	(84.4)%

Net income (loss)	$(2,007)	(12.3)%	$1,829	7.2%	(209.7)%

Net Sales. Net sales for the first quarter of 2012 were $16.3 million representing a decrease of $9.1 million, or 35.8%, as compared to the same period in the prior year. Net sales for the Company’s electronic market systems increased by $3.1 million, or 40.3%, as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems decreased by $11.0 million, or 74.9% as compared to the same period in the prior year, while net sales for the Company’s other market systems, parts and service sales business decreased by $1.1 million, or 36.4%. The Company’s alternative energy systems first quarter 2012 sales decrease as compared to the same period in the prior year is due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in China. The decrease in sales in the other market systems and parts and service business was the result of a decrease in demand for parts to maintain existing customer systems.

As a result of the weakness in capital spending in the solar industry, we expect minimal revenue from solar products over the next two quarters. Our results of operations in future quarters could also be affected including inventory write-downs and reductions in operating expenses.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	April 1, 2012		April 3, 2011
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$2,208	13.6%	$3,141	12.4%
Europe, Near East	1,713	10.5%	287	1.1%
Asia Pacific	11,715	72.0%	21,135	83.4%
Other Americas	636	3.9%	787	3.1%

Total Revenue	$16,272		$25,350

Gross Profit. The first quarter of 2012 gross profit of $5.2 million decreased by $5.5 million compared to the first quarter of 2011 due primarily to the 35.8% decrease in net sales. In the first quarter of 2012, gross profit as a percentage of sales decreased to 32.1% as compared to 42.3% in the same period in 2011, due primarily to lower volume, product mix and underutilization at our USA factory combined with higher inventory obsolescence reserves.

Selling, General and Administrative (SG&A). SG&A first quarter 2012 expenses of $5.4 million decreased by $0.5 million compared to the same period in the prior year. The decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service and administrative functions.

Research, Development and Engineering (RD&E). RD&E first quarter 2012 expenses of $1.5 million decreased by $0.4 million, or 20.6%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Operating Income (Loss). The 35.8% net sales decrease and its associated negative effect on gross profit combined with higher inventory reserves resulted in an operating loss in the first quarter of 2012 of $1.7 million as compared to an operating profit of $2.9 million for the same period in 2011.

Interest Income (Expense). In the first quarter of 2012 as compared to the same period in 2011, net interest expense remained relatively flat at $0.1 million.

Foreign Exchange Loss. The foreign exchange loss in the first quarter of 2012 was $62,000 as compared to a loss of $76,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. For the three months ended April 1, 2012, we recorded an income tax provision of $175,000 as compared to an income tax provision of $1.1 million for the three months ended April 3, 2011. The Company’s income tax provision primarily relates to income and withholding taxes generated from activities in our China operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2012, we had $20.1 million in cash and cash equivalents, an increase of $1.2 million, compared to $18.9 million at December 31, 2011.

During the three months ended April 1, 2012, the Company generated net cash of approximately $1.2 million from operating activities. This generation of cash was primarily the result of an increase in accounts payable of $2.4 million, a decrease in net inventory of $1.3 million, non-cash expenses for depreciation and amortization of $0.4 million and stock-based compensation of $0.3 million, offset by a net loss of $2.0 million, an increase in accounts receivable of $0.4 million, an increase in other current assets of $0.5 million and a decrease in accrued expenses of $0.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of April 1, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on April 1, 2012, of approximately $8.2 million.

As of April 1, 2012, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s 2011 annual report on Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the three months ended April 1, 2012, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RISK FACTOR

Given that the Company invoices the vast majority of its sales in U.S. dollars, that the Company has a substantial manufacturing presence in China and that sales into China are primarily in U.S. dollars, should the U.S. dollar decline in relation to the Chinese renminbi, the Company’s financial results will be adversely affected.

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

As of April 1, 2012 and December 31, 2011, all of our long-term debt obligations are fixed rate financial instruments. Therefore, we are not exposed to interest rate risk resulting from the variable interest rates.

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

BTU INTERNATIONAL, INC.

DATE: May 4, 2012	BY:	/ S / PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: May 4, 2012	BY:	/ S / PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)