Form 10-Q
period 2012-07-01
BTU INTERNATIONAL INC
filed 2012-08-07
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of August 1, 2012: 9,515,967 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 1,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$19,578	$18,948
Accounts receivable, net	13,815	12,422
Inventories	16,454	17,510
Other current assets	3,516	2,064

Total current assets	53,363	50,944

Property, plant and equipment, net	5,107	5,650

Other assets, net	95	124

Total assets	$58,565	$56,718

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$389	$379

Accounts payable	7,727	3,527

Deferred revenue, current	1,975	494
Accrued expenses	4,867	4,910

Total current liabilities	14,958	9,310

Long-term debt, less current portion	7,761	7,956

Total liabilities	22,719	17,266

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,883,934 shares issued and 9,515,967 shares outstanding at July 1, 2012 and 10,867,778 shares issued and 9,499,811 shares outstanding at December 31, 2011	109	109
Additional paid in capital	51,194	50,646
Accumulated deficit	(12,544)	(8,388)
Treasury stock, at cost, 1,367,967 shares at July 1, 2012 and December 31, 2011	(4,990)	(4,990)
Accumulated other comprehensive income	2,077	2,075

Total stockholders’ equity	35,846	39,452

Total liabilities and stockholders’ equity	$58,565	$56,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net sales	$14,598	$19,035	$30,870	$44,385
Costs of goods sold	9,916	11,379	20,965	26,003

Gross profit	4,682	7,656	9,905	18,382

Operating expenses:
Selling, general and administrative	5,336	5,984	10,749	11,908
Research, development and engineering	1,306	1,764	2,788	3,631

Operating income (loss)	(1,960)	(92)	(3,632)	2,843

Interest income	16	18	36	33
Interest expense	(114)	(118)	(232)	(252)
Foreign exchange income (loss)	10	(73)	(52)	(149)
Other income	1	10	1	225

Income (loss) before provision for income taxes	(2,047)	(255)	(3,879)	2,700

Provision (benefit) for income taxes	102	(241)	277	885

Net income (loss)	$(2,149)	$(14)	$(4,156)	$1,815

Income (loss) per share:
Basic	$(0.23)	$(0.00)	$(0.44)	$0.19
Diluted	$(0.23)	$(0.00)	$(0.44)	$0.19

Weighted average number of shares outstanding:
Basic shares	9,503,203	9,423,923	9,502,462	9,396,942
Effect of dilutive options	—	—	—	343,061

Diluted shares	9,503,203	9,423,923	9,502,462	9,740,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(2,149)	$(14)	$(4,156)	$1,815
Other comprehensive income (loss):
Foreign currency translation adjustment	(66)	179	2	293

Comprehensive income (loss)	$(2,215)	$165	$(4,154)	$2,108

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 1, 2012

(in thousands)

(unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452

Net loss	—	—	—	(4,156)	—	—	—	(4,156)

Exercise of stock options	3	—	9	—	—	—	—	9

Issuance of common stock	13	—	29	—	—	—	—	29

Stock-based compensation	—	—	510	—	—	—	—	510

Translation adjustment	—	—	—	—	—	—	2	2

Balance at July 1, 2012	10,884	$109	$51,194	$(12,544)	1,368	$(4,990)	$2,077	$35,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011

($ in thousands)

(unaudited)

	July 1,	July 3,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,156)	$1,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	830	962
Provision (recovery) for bad debts	36	(27)
Provision for inventory obsolescence	1,319	494
Stock-based compensation	510	660
Deferred taxes	(162)	—
Net change in operating assets and liabilities:
Accounts receivable	(1,440)	2,948
Inventories	(410)	(2,688)
Other current assets	(1,299)	(542)
Deferred revenue	1,481	(1,125)
Other assets	—	151
Accounts payable	4,199	(3,585)
Accrued expenses	(40)	(473)

Net cash provided by (used in) operating activities	868	(1,410)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(115)	(400)

Net cash used in investing activities	(115)	(400)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(185)	(177)
Issuance of common stock	29	50
Proceeds from the exercise of stock options	9	400

Net cash provided by (used in) financing activities	(147)	273

Effects of exchange rates on cash	24	144

Net increase (decrease) in cash and cash equivalents	630	(1,393)
Cash and cash equivalents, beginning of period	18,948	22,753

Cash and cash equivalents, end of period	$19,578	$21,360

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$196	$209
Income taxes	130	932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2011 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of July 1, 2012 and the related condensed statements of operations and comprehensive income (loss) for the three and six months ended July 1, 2012 and July 3, 2011 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated cash flows for the six months ended July 1, 2012 and July 3, 2011 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2011, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

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

Subsequent Events – The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements ..

(3) Inventories

	July 1,	December 31,
	2012	2011
	($ in thousands)

Raw materials and manufactured components	$9,308	$7,614
Work-in-process	2,629	5,363
Finished goods	4,517	4,533

Total inventory	$16,454	$17,510

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	July 1,	December 31,
	2012	2011
	( $ in thousands)

Accrued commissions	$1,102	$1,194
Accrued warranty	498	497
Accrued taxes	1,404	1,175
Accrued audit	275	373
Accrued legal	259	246
Accrued bonus	17	167
Payroll and payroll taxes	810	764
Accrued cost of sales	348	216
Accrued restructuring costs	71	192
Other	83	86

	$4,867	$4,910

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended July 1, 2012 (in thousands):

Six Months Ended
July 1, 2012

Beginning balance, December 31, 2011	$497
Plus: accruals related to new sales	332
Less: warranty claims incurred and reserve adjustment	(331)

Ending balance, July 1, 2012	$498

Restructuring

In September 2011, the Company eliminated 17 positions and recorded a restructuring charge of $401,000 in the year ended December 31, 2011. The decision to eliminate 17 positions was made due to the slowdown in orders from customers in the solar industry.

The restructuring charge consisted of primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the six months ended July 1, 2012 (in thousands):

Six Months Ended
July 1, 2012

Beginning balance, December 31, 2011	$192
Less: cash payments	(121)

Ending balance, July 1, 2012	$71

(5) Debt

Long-term debt at July 1, 2012 and December 31, 2011 consisted of:

	July 1,	December 31,
	2012	2011
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$8,150	$8,335
Less - current portion of long-term debt	389	379

Long-term debt, less current portion	$7,761	$7,956

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of July 1, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (Loss) Per Share (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Diluted EPS equals basic EPS when the Company reports a net loss because the assumed exercise or conversion of potentially dilutive securities would be anti-dilutive. Due to their anti-dilutive effect, approximately 1,261,797 and 1,261,192 options to purchase common stock were excluded from the calculation of diluted income (loss) per share for the three and six months ended July 1, 2012, respectively, and 135,080 and 83,223 options were excluded for the three and six months ended July 3, 2011, respectively. These options could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $191,617 and $498,256 for the three and six months ended July 1, 2012, respectively and $316,713 and $642,226 for the three and six months ended July 3, 2011, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:

	Six months ended
	July 1, 2012	July 3, 2011

Expected Volatility	66.85%	62.52%
Expected Life (in years)	4.21	4.68
Risk-Free Interest Rate	0.59%	1.69%
Expected Dividend Yield	0	0

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

The following table summarizes the stock option activity during the six months ended July 1, 2012:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options
Outstanding at December 31, 2011	1,299,358	$6.72
Granted	112,335	$3.01
Exercised	(3,250)	$3.00
Forfeited/Cancelled	(101,827)	$5.17

Outstanding at July 1, 2012	1,306,616	$6.53	4.19	$—
Exercisable at July 1, 2012	752,211	$7.51	3.31	$—

The weighted-average grant date fair values of options granted during the six-month periods ended July 1, 2012 and July 3, 2011 were $1.54 and $4.74, respectively. The aggregate fair value of options exercised during the six-month periods ended July 1, 2012 and July 3, 2011 was $6,179 and $305,704, respectively.

As of July 1, 2012, there was $1,237,669 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.14 years. The total fair value of options vested during the six-month period ended July 1, 2012 was $780,738.

In June 2012, the Company granted 10,200 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant was $3.03. This stock vests over a two-year term. The Company has recorded compensation expense of $1,085 in the second quarter of 2012 related to this grant. As of July 1, 2012, there was $27,349 of unrecognized compensation costs related to the restricted stock grants. These grants have a remaining life of 1.92 years.

(8) Revenue Recognition

For the three and six months ended July 1, 2012, there was $76,751 and $378,437, respectively, of revenue recognized using the percentage of completion method. For the three and six months ended July 3, 2011, there was $1,054,045 and $1,453,915 respectively, of revenue recognized using the percentage of completion method.

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

Tangible long-lived assets by geographic location are as follows:

	July 1,	December 31,
	2012	2011
	($ in thousands)

United States	$4,315	$4,741
Asia Pacific	792	909

	$5,107	$5,650

(11) Legal Proceedings

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate an expert to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company is preparing a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter although reasonably possible, is not material to the Company’s consolidated financial statements. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, because litigation is inherently uncertain and unpredictable and excessive outcomes do occur, we could incur a judgment or enter into a settlement or revise our estimate of the outcome of this matter in a way that could result in a material adverse effect on the Company’s results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BTU International, Inc. (“BTU”), founded in 1950 and headquartered in North Billerica, Massachusetts, is a global supplier and technology leader of advanced thermal processing equipment and processes to the alternative energy and electronics manufacturing markets. BTU equipment is used in solar cell, nuclear fuel and fuel cell manufacturing as well as in the production of printed circuit board assemblies and semiconductor packaging.

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

+RESULTS OF OPERATIONS

Three months ended July 1, 2012 compared to the three months ended July 3, 2011.

The following table sets forth, for the periods indicated selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	July 1, 2012		July 3, 2011
		( $ in thousands)
		% of		% of	Percent
		Net Sales		Net Sales	Change

Net sales	$14,598	100.0%	$19,035	100.0%	(23.3)%
Cost of goods sold	9,916	67.9%	11,379	59.8%	(12.9)%

Gross profit	4,682	32.1%	7,656	40.2%	(38.8)%

Selling, general and administrative expenses	5,336	36.6%	5,984	31.4%	(10.8)%
Research, development and engineering expenses	1,306	8.9%	1,764	9.3%	(26.0)%

Operating loss	(1,960)	(13.4)%	(92)	(0.5)%	2030.4%

Loss before provision for income taxes	(2,047)	(14.0)%	(255)	(1.3)%	702.7%

Provision (benefit) for income taxes	102	0.7%	(241)	(1.3)%	(142.3)%

Net loss	$(2,149)	(14.7)%	$(14)	(0.1)%	15250.0%

Net Sales. Net sales for the second quarter of 2012 were $14.6 million representing a decrease of $4.4 million, or 23.3%, as compared to the same period in the prior year. Net sales for the Company’s electronic market systems increased by $1.3 million, or 12.2%, as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems decreased by $5.3 million, or 96.3% as compared to the same period in the prior year, while net sales for the Company’s other market systems, parts and service sales business decreased by $0.5 million, or 14.9%. The Company’s alternative energy systems second quarter 2012 sales decrease as compared to the same period in the prior year is due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems increase represents an increase in demand for Surface Mount Technology and semiconductor packaging systems. The decrease in sales in the other market systems and parts and service business was the result of one large other market system order in the three months ended July 3, 2011 and no such other market system orders in the comparable 2012 period offset in part by improved parts sales in Asia.

As a result of the weakness in capital spending in the solar industry, we expect minimal revenue from solar products over the immediate future.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	July 1, 2012		July 3, 2011
		($ in thousands)
		% of		% of
	$	Revenues	$	Revenues

United States	$2,423	16.6%	$3,066	16.1%
Europe, Near East	1,606	11.0%	1,726	9.1%
Asia Pacific	10,311	70.6%	13,000	68.3%
Other Americas	258	1.8%	1,243	6.5%

Total Revenue	$14,598		$19,035

Gross Profit. The second quarter of 2012 gross profit of $4.7 million decreased by $3.0 million compared to the second quarter of 2011 due primarily to the 23.3% decrease in net sales. In the second quarter of 2012, gross profit as a percentage of sales decreased to 32.1% as compared to 40.2% in the same period in 2011, due primarily to lower volume, product mix and underutilization at our U.S. factory combined with higher inventory obsolescence reserves. Our results of operations in future quarters could also be affected by further inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A second quarter 2012 expenses of $5.3 million decreased by $0.6 million compared to the same period in the prior year. The decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service and administrative functions. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

Research, Development and Engineering (RD&E). RD&E second quarter 2012 expenses of $1.3 million decreased by $0.5 million, or 26.0%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Operating Income (Loss). The 23.3% net sales decrease and its associated negative effect on gross profit combined with higher inventory reserves resulted in an operating loss in the second quarter of 2012 of $2.0 million as compared to an operating loss of $0.1 million for the same period in 2011.

Interest Income (Expense). In the second quarter of 2012 as compared to the same period in 2011, net interest expense remained relatively flat at $0.1 million.

Foreign Exchange Gain (Loss). The foreign exchange gain in the second quarter of 2012 was $10,000 as compared to a loss of $73,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. For the three months ended July 1, 2012, we recorded an income tax provision of $0.1 million as compared to an income tax benefit of $0.2 million for the three months ended July 3, 2011. The Company’s income tax provision primarily relates to withholding taxes generated from activities in our China operations.

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

RESULTS OF OPERATIONS

Six months ended July 1, 2012 compared to the six months ended July 3, 2011.

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of net sales.

Summary Consolidated Statements of Operations

	Six Months Ended
	July 1, 2012		July 3, 2011
		( $ in thousands)
		% of		% of	Percent
		net sales		net sales	change

Net sales	$30,870	100.0%	$44,385	100.0%	(30.4)%
Cost of goods sold	20,965	67.9%	26,003	58.6%	(19.4)%

Gross profit	9,905	32.1%	18,382	41.4%	(46.1)%

Selling, general and administrative expenses	10,749	34.8%	11,908	26.8%	(9.7)%
Research, development and engineering expenses	2,788	9.0%	3,631	8.2%	(23.2)%

Operating income (loss)	(3,632)	(11.8)%	2,843	6.4%	(227.8)%

Income (loss) before provision for income taxes	(3,879)	(12.6)%	2,700	6.1%	(243.7)%

Provision for income taxes	277	0.9%	885	2.0%	(68.7)%

Net income (loss)	$(4,156)	(13.5)%	$1,815	4.1%	(329.0)%

Net Sales. Net sales decreased $13.5 million, or 30.4%, in the first six months as compared to the same period in the prior year. The Company’s alternative energy market systems net sales decreased $16.3 million, or 80.7% as compared to the same period in the prior year. Net sales for the Company’s electronics systems increased $4.3 million, or 23.9% as compared to the same period in the prior year, while net sales for the Company’s other market systems, parts and service sales business decreased by $1.5 million, or 25.5%. The Company’s alternative energy systems second quarter 2012 sales decrease as compared to the same period in the prior year is due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems increase represents an increase in demand for Surface Mount Technology and semiconductor packaging systems. The decrease in sales in the other market systems and parts and service business was the result of two large systems orders in the six months ended July 3, 2011 and no such other market system orders in the comparable 2012 period. We expect the solar market place slowdown to continue through 2012.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Six Months Ended
	July 1, 2012		July 3, 2011
		($ in thousands)
		% of		% of
	$	revenues	$	revenues

United States	$4,631	15.0%	$6,206	14.0%
Europe, Near East	3,318	10.7%	2,013	4.5%
Asia Pacific	22,026	71.4%	34,136	76.9%
Other Americas	895	2.9%	2,030	4.6%

Total Revenue	$30,870		$44,385

Gross Profit . The gross profit of $9.9 million for the first six months of 2012 decreased $8.5 million, or 46.1%, as compared to the same period in the prior year. The gross profit as a percentage of sales for the first six months of 2012 decreased to 32.1% from 41.4% for the first six months of 2011. The first six months 2012 gross margin percentage was negatively impacted by lower volume, product mix and underutilization at our U.S. factory combined with higher inventory obsolescence reserves.

Selling, General and Administrative (SG&A). SG&A expenses of $10.7 million for the first six months of 2012 decreased by $1.2 million, or 9.7%, as compared to the same period in the prior year. The decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service and administrative functions.

Research, Development and Engineering (RD&E). RD&E expenses of $2.8 million for the first six months of 2012 decreased by $0.8 million, or 23.2%, as compared to the same period in the prior year. The decreases are the result of headcount reductions and expense reductions in the Company’s RD&E functions.

Operating Income. The impact of the revenue decreases and its associated negative impact on gross margins in the first six months of 2012 resulted in operating loss of $3.6 million as compared to an operating income of $2.8 million in the same period in 2011.

Interest Income (Expense). For the first six months of 2012 as compared to the same period in 2011, net interest expense remained relatively stable at $0.2 million.

Foreign Exchange Loss. The foreign exchange loss for the first six months of 2012 was $52,000 as compared to a loss of $149,000 for the same period in 2011. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. During the six months ended July 1, 2012, we recorded an income tax provision of $0.3 million as compared to $0.9 million for the six months ended July 3, 2011. The Company’s income tax provision primarily relates to withholding taxes related to our China operations.

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

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 25.0% in 2012 and 24% in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2012, we had $19.6 million in cash and cash equivalents, an increase of $0.7 million, compared to $18.9 million at December 31, 2011.

During the six months ended July 1, 2012, the Company generated net cash of approximately $0.9 million from operating activities. This generation of cash was the result of an increase in accounts payable of $4.2 million, a decrease in net inventory of $0.9 million, an increase in deferred revenue of $1.5 million, non-cash expenses for depreciation and amortization of $0.8 million, stock-based compensation of $0.5 million, offset by a net loss of $4.2 million, an increase in accounts receivable of $1.4 million and an increase in other current assets of $1.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of July 1, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on July 1, 2012, of approximately $8.2 million.

As of July 1, 2012, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s 2011 annual report on Form 10-K.

At the end of the second quarter, approximately 10% of our outstanding receivables were from Chinese solar cell manufacturers. This industry has been significantly affected by the global downturn in the solar sector and by issues such as manufacturing overcapacity and the potential imposition of U. S. tariffs. Substantially all of our receivables from these customers are backed by letters of credit from Chinese banks and we believe we are due payment. If we are unable to realize on the letters of credit, it could have a material adverse effect on the collectability of these receivables.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the six months ended July 1, 2012, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RISK FACTOR

During the six months ended July 1, 2012, there have been no significant changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the firscal year ended December 31, 2011.

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

As of July 1, 2012 and December 31, 2011, all of our long-term debt obligations are fixed rate financial instruments. Therefore, we are not exposed to interest rate risk resulting from the variable interest rates.

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

BTU INTERNATIONAL, INC.

DATE: August 7, 2012	BY:	/ S / PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 7, 2012	BY:	/ S / PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)