Form 10-Q
period 2012-09-30
BTU INTERNATIONAL INC
filed 2012-11-05
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of October 29, 2012: 9,515,967 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$21,029	$18,948
Accounts receivable, net	10,425	12,422
Inventories	13,783	17,510
Other current assets	3,771	2,064

Total current assets	49,008	50,944

Property, plant and equipment, net	4,973	5,650

Other assets, net	81	124

Total assets	$54,062	$56,718

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$395	$379
Accounts payable	6,737	3,527
Deferred revenue	1,237	494
Accrued expenses	4,347	4,910

Total current liabilities	12,716	9,310

Long-term debt, less current portion	7,663	7,956

Total liabilities	20,379	17,266

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,883,934 shares issued and 9,515,967 shares outstanding at September 30, 2012 and 10,867,778 shares issued and 9,499,811 shares outstanding at December 31, 2011	109	109
Additional paid in capital	51,382	50,646
Accumulated deficit	(14,942)	(8,388)
Treasury stock, at cost, 1,367,967 shares at September 30, 2012 and December 31, 2011	(4,990)	(4,990)
Accumulated other comprehensive income	2,124	2,075

Total stockholders’ equity	33,683	39,452

Total liabilities and stockholders’ equity	$54,062	$56,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$14,137	$16,865	$45,007	$61,250
Costs of goods sold	10,018	10,506	30,903	36,509

Gross profit	4,119	6,359	14,104	24,741

Operating expenses:
Selling, general and administrative	4,925	6,013	15,578	17,921
Research, development and engineering	1,333	1,914	4,121	5,545
Restructuring	—	352	176	352

Operating income (loss)	(2,139)	(1,920)	(5,771)	923

Interest income	10	21	47	54
Interest expense	(114)	(119)	(346)	(372)
Foreign exchange loss	(3)	(23)	(56)	(172)
Other income	1	6	2	231

Income (loss) before provision for income taxes	(2,245)	(2,035)	(6,124)	664

Provision for income taxes	153	179	430	1,063

Net loss	$(2,398)	$(2,214)	$(6,554)	$(399)

Loss per share:
Basic	$(0.25)	$(0.23)	$(0.69)	$(0.04)
Diluted	$(0.25)	$(0.23)	$(0.69)	$(0.04)

Weighted average number of shares outstanding:
Basic shares	9,515,967	9,462,281	9,506,926	9,418,708
Effect of dilutive options	—	—	—	—

Diluted shares	9,515,967	9,462,281	9,506,926	9,418,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Comprehensive loss is calculated as follows:
Net loss	$(2,398)	$(2,214)	$(6,554)	$(399)
Other comprehensive income:
Foreign currency translation adjustment	47	71	49	364

Comprehensive loss	$(2,351)	$(2,143)	$(6,505)	$(35)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

(unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452
Net loss	—	—	—	(6,554)	—	—	—	(6,554)
Exercise of stock options	3	—	9	—	—	—	—	9
Issuance of common stock	13	—	29	—	—	—	—	29
Stock-based compensation	—	—	698	—	—	—	—	698
Translation adjustment	—	—	—	—	—	—	49	49

Balance at September 30, 2012	10,884	$109	$51,382	$(14,942)	1,368	$(4,990)	$2,124	$33,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

($ in thousands)

(unaudited)

	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(6,554)	$(399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,255	1,377
Provision for bad debts	339	155
Provision for inventory obsolescence	2,718	685
Stock-based compensation	698	975
Deferred taxes	(143)	—
Net change in operating assets and liabilities:
Accounts receivable	1,659	3,628
Inventories	651	(3,906)
Other current assets	(1,579)	(135)
Deferred revenue	743	(710)
Other assets	—	200
Accounts payable	3,212	(3,934)
Accrued expenses	(566)	(1,115)

Net cash provided by (used in) operating activities	2,433	(3,179)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(198)	(620)

Net cash used in investing activities	(198)	(620)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(277)	(264)
Issuance of common stock	29	50
Proceeds from the exercise of stock options	9	520

Net cash provided by (used in) financing activities	(239)	306

Effects of exchange rates on cash	85	129

Net increase (decrease) in cash and cash equivalents	2,081	(3,364)
Cash and cash equivalents, beginning of period	18,948	22,753

Cash and cash equivalents, end of period	$21,029	$19,389

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$299	$307
Income taxes	230	1,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2011 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 30, 2012 and the related condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and October 2, 2011 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated cash flows for the nine months ended September 30, 2012 and October 2, 2011 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2011, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

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

Subsequent Events – The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. In October 2012, the Company eliminated 13 positions due to the continued slowdown in orders from customers in the solar industry. The Company expects to incur $250,000 in charges in the fourth quarter of 2012 related to this restructuring action, primarily for severance and benefits. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories

	September 30, 2012	December 31, 2011
	($ in thousands)
Raw materials and manufactured components	$6,922	$7,614
Work-in-process	2,277	5,363
Finished goods	4,584	4,533

Total inventory	$13,783	$17,510

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	September 30, 2012	December 31, 2011
	( $ in thousands)
Accrued commissions	$968	$1,194
Accrued warranty	428	497
Accrued taxes	1,467	1,175
Accrued audit	344	373
Accrued legal	240	246
Accrued bonus	52	167
Payroll and payroll taxes	494	764
Accrued cost of sales	266	216
Accrued restructuring costs	24	192
Other	64	86

	$4,347	$4,910

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

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 30, 2012 (in thousands):

Nine Months Ended
September 30, 2012
Beginning balance, December 31, 2011	$497
Plus: accruals related to new sales	433
Less: warranty claims incurred and reserve adjustment	(502)

Ending balance, September 30, 2012	$428

Restructuring

In September 2011, the Company eliminated 17 positions and recorded restructuring charges of $401,000 in the year ended December 31, 2011. The decision to eliminate 17 positions was made due to the slowdown in orders from customers in the solar industry. Due to the continued slowdown in the solar industry, the Company eliminated a combined 18 positions and recorded restructuring charges of $176,000 during the nine months ended September 30, 2012.

The restructuring charge consisted of primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended
September 30, 2012
Beginning balance, December 31, 2011	$192
Plus: charges to costs and expenses	176
Less: cash payments	(344)

Ending balance, September 30, 2012	$24

(5) Debt

Long-term debt at September 30, 2012 and December 31, 2011 consisted of:

	September 30, 2012	December 31, 2011
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$8,058	$8,335
Less - current portion of long-term debt	395	379

Long-Term debt, less current portion	$7,663	$7,956

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of September 30, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Diluted EPS equals basic EPS when the Company reports a net loss because the assumed exercise or conversion of potentially dilutive securities would be anti-dilutive. Due to their anti-dilutive effect, approximately 1,308,864 and 1,277,016 potentially dilutive securities were excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2012, respectively, and 681,605 and 331,900 were excluded for the three and nine months ended October 2, 2011, respectively. These potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $180,321 and $678,577 for the three and nine months ended September 30, 2012, respectively and $305,969 and $948,195 for the three and nine months ended October 2, 2011, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:

	Nine months ended
	September 30, 2012	October 2, 2011
Expected Volatility	66.85%	63.03%
Expected Life (in years)	4.21	4.53
Risk-Free Interest Rate	0.59%	1.58%
Expected Dividend Yield	0	0

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

The following table summarizes the stock option activity during the nine months ended September 30, 2012:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options
Outstanding at December 31, 2011	1,299,358	$6.72
Granted	112,335	$3.01
Exercised	(3,250)	$3.00
Forfeited/Cancelled	(117,117)	$5.48

Outstanding at September 30, 2012	1,291,326	$6.52	3.93	$—
Exercisable at September 30, 2012	757,066	$7.44	3.06	$—

The weighted-average grant date fair values of options granted during the nine-month periods ended September 30, 2012 and October 2, 2011 were $1.54 and $4.49, respectively. The aggregate fair value of options exercised during the nine-month periods ended September 30, 2012 and October 2, 2011 was $6,179 and $381,534, respectively.

As of September 30, 2012, there was $1,051,630 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.98 years. The total fair value of options vested during the nine-month period ended September 30, 2012 was $801,779.

In June 2012, the Company granted 10,200 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant was $3.03. These stock units vest over a two-year term. The Company has recorded compensation expense of $4,633 during the nine-month period ended September 30, 2012 related to this grant. As of September 30, 2012, there was $23,801 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.68 years.

(8) Revenue Recognition

For the three and nine months ended September 30, 2012, there was $794,990 and $1,173,427, respectively, of revenue recognized using the percentage of completion method. For the three and nine months ended October 2, 2011, there was $831,179 and $2,285,094, respectively, of revenue recognized using the percentage of completion method.

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

(10) Segment Reporting

Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment called the Thermal Processing Capital Equipment.

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

Tangible long-lived assets by geographic location are as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
United States	$4,150	$4,741
Asia Pacific	823	909

	$4,973	$5,650

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

BTU International, Inc. (“BTU”), founded in 1950 and headquartered in North Billerica, Massachusetts, is a global supplier and technology leader of advanced thermal processing equipment and processes to the electronic manufacturing and alternative energy markets. BTU equipment is used in the production of printed circuit board assemblies and semiconductor packaging as well as in solar cell, nuclear fuel and fuel cell manufacturing.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended October 2, 2011.

The following table sets forth, for the periods indicated selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30, 2012		October 2, 2011
	( $ in thousands)
		% of		% of	Percent
		Net Sales		Net Sales	Change
Net sales	$14,137	100.0%	$16,865	100.0%	(16.2)%
Cost of goods sold	10,018	70.9%	10,506	62.3%	(4.6)%

Gross profit	4,119	29.1%	6,359	37.7%	(35.2)%

Selling, general and administrative expenses	4,925	34.8%	6,013	35.7%	(18.1)%
Research, development and engineering expenses	1,333	9.4%	1,914	11.3%	(30.4)%
Restructuring	—	0.0%	352	2.1%	(100.0)%

Operating loss	(2,139)	(15.1)%	(1,920)	(11.4)%	11.4%
Loss before provision for income taxes	(2,245)	(15.9)%	(2,035)	(12.1)%	10.3%
Provision for income taxes	153	1.1%	179	1.1%	(14.5)%

Net loss	$(2,398)	(17.0)%	$(2,214)	(13.1)%	8.3%

Net Sales. Net sales for the third quarter of 2012 were $14.1 million representing a decrease of $2.7 million, or 16.2%, as compared to the same period in the prior year. Net sales for the Company’s electronic market systems increased by $0.7 million, or 7.0%, as compared to the same period in the prior year. Net sales for the Company’s alternative energy systems decreased by $2.5 million, or 52.5%, as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $0.9 million, or 34.0%. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems and the recognition of $0.8 million under the percentage of completion method. The Company’s alternative energy systems third quarter 2012 sales decrease as compared to the same period in the prior year is due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems and parts and service is due to the cyclical nature of the parts and service business.

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

	Three Months Ended
	September 30, 2012		October 2, 2011
	($ in thousands)
		% of		% of
	$	Revenues	$	Revenues
United States	$1,377	9.8%	$2,084	12.4%
Europe, Near East	3,355	23.7%	2,393	14.2%
Asia Pacific	9,107	64.4%	11,289	66.9%
Other Americas	298	2.1%	1,099	6.5%

Total Revenue	$14,137		$16,865

Gross Profit. The third quarter of 2012 gross profit of $4.1 million decreased by $2.2 million compared to the third quarter of 2011 due primarily to the 16.2% decrease in net sales. In the third quarter of 2012, gross profit as a percentage of sales decreased to 29.1% as compared to 37.7% in the same period in 2011, due primarily to lower volume, product mix and overhead under absorption at our factories combined with higher inventory reserves. Our results of operations in future quarters could also be affected by further inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A third quarter 2012 expenses of $4.9 million decreased by $1.1 million compared to the same period in the prior year. The decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

Research, Development and Engineering (RD&E). RD&E third quarter 2012 expenses of $1.3 million decreased by $0.6 million, or 30.4%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Restructuring. The Company recorded a restructuring charge of $352,000 in the three months ended October 2, 2011. This restructuring action was taken due to the slowdown in the Company’s solar market product line. No such restructuring charge occurred in the third quarter 2012.

Operating Loss. The 16.2% net sales decrease and its associated negative effect on gross profit combined with higher inventory reserves resulted in an operating loss in the third quarter of 2012 of $2.1 million as compared to an operating loss of $1.9 million for the same period in 2011, although the Company recorded a restructuring charge subsequent to quarter end that will have an impact of approximately $250,000 in the fourth quarter.

Interest Income (Expense). In the third quarter of 2012 as compared to the same period in 2011, net interest expense remained relatively flat at $0.1 million.

Foreign Exchange Loss. The foreign exchange loss in the third quarter of 2012 was $3,000 as compared to a loss of $23,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. For the three months ended September 30, 2012 and October 2, 2011, the Company recorded an income tax provision of $0.2 million. The Company’s income tax provision primarily relates to withholding taxes generated from activities in our China operations.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2012 compared to the nine months ended October 2, 2011.

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of net sales.

Summary Consolidated Statements of Operations

	Nine Months Ended
	September 30, 2012		October 2, 2011
		( $ in thousands)
		% of		% of	Percent
		net sales		net sales	change
Net sales	$45,007	100.0%	$61,250	100.0%	(26.5)%
Cost of goods sold	30,903	68.7%	36,509	59.6%	(15.4)%

Gross profit	14,104	31.3%	24,741	40.4%	(43.0)%

Selling, general and administrative expenses	15,578	34.6%	17,921	29.3%	(13.1)%
Research, development and engineering expenses	4,121	9.2%	5,545	9.1%	(25.7)%
Restructuring	176	0.4%	352	0.6%	(50.0)%

Operating income (loss)	(5,771)	(12.8)%	923	1.5%	(725.2)%
Income (loss) before provision for income taxes	(6,124)	(13.6)%	664	1.1%	(1022.3)%
Provision for income taxes	430	1.0%	1,063	1.7%	(59.5)%

Net loss	$(6,554)	(14.6)%	$(399)	(0.7)%	1542.6%

Net Sales. Net sales decreased $16.2 million, or 26.5%, in the first nine months as compared to the same period in the prior year. Net sales for the Company’s electronics systems increased $5.1 million, or 18.4% as compared to the same period in the prior year. The Company’s alternative energy market systems net sales decreased $18.9 million, or 75.6% as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $2.4 million, or 28.1%. The electronic market systems increase represents an increase in demand for Surface Mount Technology and semiconductor packaging systems in addition to recognizing $0.9 million revenue under the percentage of completion method. The Company’s alternative energy systems third quarter 2012 sales decrease as compared to the same period in the prior year is due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems and parts and service was the result of two large systems orders in the nine months ended October 2, 2011 and no similar market system orders in the comparable 2012 period. We expect the solar market slowdown to continue into 2013.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Nine Months Ended
	September 30, 2012		October 2, 2011
	($ in thousands)
		% of		% of
	$	revenues	$	revenues
United States	$6,008	13.3%	$8,290	13.5%
Europe, Near East	6,673	14.8%	4,406	7.2%
Asia Pacific	31,133	69.2%	45,424	74.2%
Other Americas	1,193	2.7%	3,130	5.1%

Total Revenue	$45,007		$61,250

Gross Profit . The gross profit of $14.1 million for the first nine months of 2012 decreased $10.6 million, or 43.0%, as compared to the same period in the prior year. The gross profit as a percentage of sales for the first nine months of 2012 decreased to 31.3% from 40.4% for the first nine months of 2011. The gross margin percentage in the first nine months of 2012 was negatively impacted by lower volume, product mix and overhead under absorption at our factories combined with higher inventory reserves.

Selling, General and Administrative (SG&A). SG&A expenses of $15.6 million for the first nine months of 2012 decreased by $2.3 million, or 13.1%, as compared to the same period in the prior year. The decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions.

Research, Development and Engineering (RD&E). RD&E expenses of $4.1 million for the first nine months of 2012 decreased by $1.4 million, or 25.7%, as compared to the same period in the prior year. The decreases are the result of headcount reductions and expense reductions in the Company’s RD&E functions.

Restructuring. The Company recorded a restructuring charge of $176,000 for the first nine months of 2012 compared to $352,000 for the same period in 2011. Similar to 2011, the restructuring action taken in 2012 is related to severance and benefit charges due to the continued decline in the Company’s solar market product sales.

Operating Income(Loss). The impact of the revenue decreases and its associated negative impact on gross margins, as well as inventory reserves, in the first nine months of 2012 resulted in operating loss of $5.8 million as compared to operating income of $0.9 million in the same period in 2011.

Interest Income (Expense). For the first nine months of 2012 as compared to the same period in 2011, net interest expense remained relatively stable at $0.3 million.

Foreign Exchange Loss. The foreign exchange loss for the first nine months of 2012 was $56,000 as compared to a loss of $172,000 for the same period in 2011. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. During the nine months ended September 30, 2012, the Company recorded an income tax provision of $0.4 million as compared to $1.1 million for the nine months ended October 2, 2011. The Company’s income tax provision primarily relates to withholding taxes related to our China operations.

The significant fluctuation in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, is the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 25.0% in 2012 and 24% in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $21.0 million in cash and cash equivalents, an increase of $2.1 million, compared to $18.9 million at December 31, 2011.

During the nine months ended September 30, 2012, the Company generated net cash of approximately $2.4 million from operating activities. This generation of cash was the result of an increase in accounts payable of $3.2 million, a decrease in net accounts receivable of $2.0 million, a decrease in net inventory of $3.4 million, an increase in deferred revenue of $0.7 million, non-cash expenses for depreciation and amortization of $1.3 million, stock-based compensation of $0.7 million, offset by a net loss of $6.6 million, an increase in other current assets of $1.6 million and a decrease in accrued expenses of $0.6 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of September 30, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $225,140. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on September 30, 2012, of approximately $8.1 million.

As of September 30, 2012, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s 2011 annual report on Form 10-K.

At the end of the third quarter, approximately 11% of our outstanding receivables were from Chinese solar cell manufacturers. This industry has been significantly affected by the global downturn in the solar sector and by issues such as manufacturing overcapacity and the potential imposition of U. S. tariffs. Substantially all of our receivables from these customers are backed by letters of credit from Chinese banks and we believe we are due payment. If we are unable to realize on the letters of credit, it could have a material adverse effect on the collectability of these receivables.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the nine months ended September 30, 2012, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RISK FACTOR

During the nine months ended September 30, 2012, there have been no significant changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, all of our long-term debt obligations are fixed rate financial instruments. Therefore, we are not exposed to interest rate risk resulting from the variable interest rates.

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

BTU INTERNATIONAL, INC.

DATE: November 5, 2012	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: November 5, 2012	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer and Principal Accounting Officer (principal financial and accounting officer)