Form 10-K
period 2012-12-31
BTU INTERNATIONAL INC
filed 2013-03-13
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☐        Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, $0.01 par value, of the Company held by non-affiliates of the Company was $20,689,331 on June 29, 2012, based upon the closing price on that date on the NASDAQ Global Market.

Indicate number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of March 7, 2013: 9,530,972 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The following documents are incorporated herein by reference: Part III—Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement for BTU International, Inc.”), which is to be filed with the Securities and Exchange Commission.

BTU INTERNATIONAL, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Overview

BTU International, Inc. (“BTU” or the “Company”), which was founded in 1950, incorporated as a Delaware corporation in 1981 and headquartered in North Billerica, Massachusetts, is a global supplier and technology leader of advanced thermal processing equipment and processes to the electronic manufacturing and alternative energy markets. BTU equipment is used in the production of printed circuit board assemblies and semiconductor packaging as well as in solar cell, nuclear fuel and fuel cell manufacturing.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. Also in alternative energy, our customers use our thermal systems for the processing of nuclear fuel.

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

Photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization and annealing furnaces and in-line diffusion systems.

BTU’s metallization products include the TRITAN™ and PVD systems. The TRITAN™ is the latest generation product, featuring a unique multiple belt transport system with optimized wavelength thermal heating. The TRITAN™ is capable of processing two lanes of wafers in parallel and sells in the range of $150,000 to $250,000. The PVD series is BTU’s first generation metallization drying and firing solution. It offers a wide variety of configurations from lab scale to mass production. The PVD series sells in the range of $100,000 to $200,000.

The MERIDIAN™ thermal processing system is used for phosphorous diffusion. This system is targeted for customers transitioning from batch to in-line processing. The MERIDIAN™ sells in the range of $700,000 to $1.3 million.

BTU offers solar processing equipment for both silicon and thin film photovoltaics. In thin film photovoltaics, BTU’s equipment is used for both the Copper Indium Gallium Selenide (CIGS) and Cadmium Telluride (CdTe) processes. These thin film systems generally sell in the range of $800,000 to $2.0 million.

Nuclear Fuel. Another application for BTU systems is for sintering nuclear fuel. These sintering processes operate at approximately 1780°C in a hydrogen reduction atmosphere. Our market leading product for this application is our patented Walking Beam system, which is ideally suited for the high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads through the process chamber. Walking Beam systems, which are used to sinter gadolinium and uranium pellets used for nuclear fuel generation, generally sell in the range of $2.7 million to $3.3 million.

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

Our Solution

We deliver a broad range of thermal processing systems to serve the needs of manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems are designed to enable our customers to increase product performance, throughput and yield for electronics assembly, solar cell processing, nuclear fuel sintering by providing precise atmospheric and temperature control. In addition to the expected high performance of our products, we believe maintaining the quality standards of our organization and our worldwide service and support are important to our success with industry leading global manufacturers.

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

Our Strategy

Our objective is to be the leading provider of thermal and other processing systems to the electronics assembly and alternative energy markets. To achieve this goal and maximize value for our shareholders, our strategy includes the following elements:

1.	Deepen relationships with key partners to facilitate product and process development for next generation technologies, particularly in the rapidly growing energy generation markets;

2.	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

3.	Further penetrate existing markets, such as electronics, and new customers by developing innovative products with a low cost of ownership and by offering exceptional customer support; and

4.	Expand our low-cost manufacturing and engineering operations in China.

Products

We supply a broad range of primarily thermal processing systems for the electronics assembly and alternative energy markets. Our products are used for such applications as printed circuit board assembly and semiconductor packaging, solar cell manufacturing and nuclear fuel processing. Most of our products are used for thermal processing operations; typically having a processing chamber that allows products to enter and exit in a continuous mode through the process chamber via a transport mechanism— in most cases via a conveyor belt. A control system regulates a series of electric heaters to produce a consistent, even temperature profile through radiant, convection or infrared heating as required by the customers’ process.

Electronics Products

Printed Circuit Board Assembly. We currently sell thermal processing systems used in the solder reflow and curing stages of printed circuit board assembly. Our printed circuit board assembly products are used primarily in the advanced, high-density segments of the market that utilize surface mount technology.

At the end of 2012, BTU announced the DYNAMO™, the newest reflow oven platform, designed specifically for processing portable electronics. The DYNAMO™ convection reflow oven is positioned to maximize customer value for portable electronics manufacturers, where products are typically lighter, smaller and less complex than other applications. Featuring a new convection design the DYNAMO™ delivers high efficiency through innovative thermal transfer delivering excellent temperature and gas flow uniformity across the chamber. The DYNAMO platform will be initially targeted geographically in markets with high concentrations of portable electronics manufacturers such as Asia and South America.

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

Solar Cells. BTU offers solar processing equipment for both silicon and thin film photovoltaics. Silicon photovoltaic applications are served by BTU’s metallization, in-line diffusion, and annealing processes and systems. Our MERIDIAN™ In-line Diffusion system features the MERIDIAN™ diffusion furnace and phosphorus coater, which includes key advances such as back-side and top-side coating and an integrated dryer. The system can be configured to achieve up to 1500 (156mm) wafers per hour and can also be configured to use third party coating applications. The in-line process offers reduced wafer handling and greater throughput than traditional batch processing. Reduced handling translates into lower breakage rates, improved yield and lower cost of ownership. The MERIDIAN™ system price starts at $700,000 and varies depending on configuration.

For the metallization process, BTU offers a complete line of Rapid Thermal Processing furnaces utilizing near infrared heating technology. Systems come in varying lengths and widths to suit specific throughput requirements. The product line has been specifically designed for the solar cell metallization process and is used for contact drying and firing. Specialized features include rapid heating via densely spaced tungsten lamps and rapid cooling rates obtained through proprietary water cooling technology. These systems generally range in price from $100,000 to $250,000.

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

Nuclear Fuels. We offer both walking beam and pusher systems for sintering nuclear fuel. These processes operate at temperatures in the range of 1750°C in a hydrogen reduction atmosphere. Our most important product for this market is our patented Walking Beam system designed for high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads. Walking Beam systems are used to sinter gadolinium and uranium fuel-pellets used for nuclear power generation. These systems generally sell in the range of $2.7 million to $3.3 million.

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Of our top ten revenue generating customers in 2012, one customer accounted for $7.3 million or 12.5% of total net sales and another customer accounted for $6.5 million or 11.2% of total net sales.

Sales and Support

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

We have implemented a software based quotation system to simplify and accelerate our sales process for our customers.

Research, Development and Engineering

Our efforts in 2012 were directed towards development of new products for both the electronics and alternative energy businesses, improvements to our offerings in the solar cell equipment market, as well as upgrades to our core in-line furnace business. Product platform extensions are being handled by our US and China technical team, while most new technology is being developed in the USA. BTU’s recently announced DYNAMO™ solder reflow platform was designed through a collaboration between our China and USA teams. Our engineering and applications teams are working with a number of partners to further develop processes related to metallization, annealing and In Line Diffusion for both standard and next generation high efficiency cells which would uniquely benefit from our type of low cost process.

Our development team is looking at and modeling our heating, cooling, conveyance methods, insulation, and materials of construction to enhance our furnace performance and widen the possible number of process applications available to us. A number of these ideas are already being made available to our customers, and this will continue in 2013. We are also piloting a novel heating system and investigating possible applications for this.

Our research, development, and engineering costs for the years ending December 31, 2012, 2011, and 2010 can be found in our “Consolidated Statement of Operations Data” in Item 6, which is incorporated herein by reference.

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

Intellectual Property

We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights, including our trademarks, trade secrets and copyrights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S. Our current portfolio includes 66 issued patents, 2 trademarks that are registered or pending and 29 pending patent applications.

We license software programs from third party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

Backlog

Backlog as of December 31, 2012, was $6.2 million, compared to $11.7 million as of December 31, 2011. As of December 31, 2012, we expected to ship our year-end backlog within 40 weeks. Most of our backlogs for solar applications are expected to be shipped in 8 – 20 weeks. Solder reflow systems are typically shipped within

3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order and for which we have a defined delivery schedule within 12 months. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Employees

As of December 31, 2012, we had 302 employees, of whom 73 were engaged in sales, marketing and service, 23 in research, development and engineering, 34 in finance and administration and 172 in operations. Of these 302 employees, 193 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control in our facilities in 2013.

As an equipment manufacturer, we generate and dispose of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because we used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, we have been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2012 as it had not been paid as of that date.

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

Our business depends on capital spending by electronics, semiconductor, solar cell and nuclear fuel manufacturers, which in turn depends on current and anticipated market demand for printed circuit boards, integrated circuits and solar panels and the products that use them as well as the need for nuclear fuel for power generation. We continue to experience a significant downturn in the solar industry. Capital equipment demand by the solar industry has been heavily impacted as a result of the worldwide over capacity of solar manufacturing driven by the following: meaningful reduction in governmental subsidies worldwide, and significant capacity additions in China and anti dumping legislation. Significant reductions in material and solar-cell costs are likely to have a positive impact in the long term on the demand for solar panels.

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

Solar Energy. The solar energy sector is primarily dependent upon continuation of governmental subsidies which have been scaled back. A further decline in these subsidies would reduce our ability to grow our business in this market segment due to reduced capital spending by the manufacturers of solar panels. The solar industry is currently facing overcapacity in its production capacity. This overcapacity has a meaningful negative impact on demand for capital equipment supplied to this industry.

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

Our strategy of developing products for the solar market has yet to achieve consistent positive cash flows, and we are relying on a combination of cash on hand and cash flow from sales of our products to the non-solar market to fund our operations and our investment in the solar market strategy.

Since 2005, we have been pursuing a strategy of developing and selling thermal products for the solar market. Although this strategy produced meaningful sales in the solar market in 2010 and 2011, the significant decline in the solar market in 2012 has meant that we have not achieved the results we had hoped for. Although we continue to believe that the solar market presents an attractive opportunity for our products, in the near term we are funding our investments and operations in the solar market from cash flows from sales of our products to the non-solar market and our cash on hand. If the solar market does not improve, or if our products do not gain the acceptance we have planned, our cash resources will not allow us to continue making investments in the solar market and we will need to take action to restructure the company. Such actions, which could include exiting the solar business, selling assets or workforce reductions, could have a material adverse effect on our financial condition and result of operations and on the price of our stock.

If we are unable to increase sales and reduce costs, our profitability and liquidity may be affected negatively.

We had an operating loss of $10.4 million in 2012 compared to operating loss of $1.6 million in 2011. We attribute a large portion of the decrease in operating income in 2012 to decreases in sales and lower gross profits caused primarily by an increase in our inventory obsolescence reserve due to slow demand for solar equipment, the under-absorption of costs in our facilities and bad debt reserves. We may not experience growth in our alternative energy business in 2013, which will negatively impact our profitability and liquidity.

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

A significant amount of our cash is in China and may not be brought back to the United States without tax consequences, which reduces our flexibility in deploying our liquidity.

We do not accrue incremental U.S. taxes on our revenues from China as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2012. These increased taxes could materially adversely affect our financial condition and results of operations and therefore reduce the flexibility we have to deploy our cash.

Sales made by our international operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international sales accounted for 84.9% of our consolidated revenue for 2012. We expect to continue to generate a significant percentage of our revenue outside the United States for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

During 2012, 66.5% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 20.1% of our outstanding common stock as of December 31, 2012. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

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

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate an expert to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company has prepared a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is reasonably possible. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, because litigation is inherently uncertain and unpredictable and excessive outcomes do occur, we could incur a judgment or enter into a settlement or revise our estimate of the outcome of this matter in a way that could result in a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4. MINE	SAFETY DISCLOSURE

Not applicable.

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their ages. Executive officers are elected by, and serve at the pleasure of, the board of directors. Following the table is a description of the business experience of each of our executive officers

Name	Age	Position

Paul J. van der Wansem	73	Chairman and Chief Executive Officer (principal executive officer)

Peter J. Tallian	54	Chief Operating Officer, and Principal Financial and Accounting Officer (principal financial and accounting officer)

James M. Griffin	55	Vice President Sales and Service, and Corporate Officer

John J. McCaffrey, Jr.	61	Vice President Operations and Engineering, and Corporate Officer

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

Peter J. Tallian was named Chief Operating Officer of BTU in November, 2012. He joined BTU as our Chief Financial Officer in April 2009. He previously served as Chief Financial Officer of Distributed Energy Systems Corporation and Chief Accounting Officer of Northern Power Systems, Inc., companies that serve the alternative energy market from October 2006 to April 2009. Prior to that, Mr. Tallian served as Senior Vice President, Chief Financial Officer and Treasurer at Transwitch Corporation, a leading provider of semiconductor solutions to the communications industry. He also served as Executive Vice President and Chief Financial Officer of Metavante Corporation. Mr. Tallian began his career in finance with a number of strategic roles at IBM. Mr. Tallian holds a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the University of Chicago.

James M. Griffin has been our Vice President Sales and Service since April 2005. Previously, Mr. Griffin was our Vice President Sales-Americas, and has held a number of positions within our sales organization. He has been with us for 29 years. Mr. Griffin attended Worcester Polytechnic Institute in the mechanical engineering program.

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

	High	Low
Year Ended December 31, 2011
First Quarter	13.41	8.97
Second Quarter	12.45	6.70
Third Quarter	7.76	3.95
Fourth Quarter	4.71	2.43
Year Ended December 31, 2012
First Quarter	3.69	2.53
Second Quarter	3.21	2.64
Third Quarter	2.78	2.10
Fourth Quarter	2.36	1.89

As of February 7, 2013, we had 403 record holders of our common stock.

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

Equity Compensation Plan Information

The graph below compares the cumulative 5-Year total return of holders of BTU International, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BTU International, Inc., the S&P 500 Index,

and the S&P Information Technology Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and the selected consolidated balance sheet data as of December 31, 2012 and December 31, 2011 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2009 and December 31, 2008 and the selected consolidated balance sheet data as of December 31, 2010, December 31, 2009 and December 31, 2008 have been derived from audited financial statements not included in this Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net sales	$58,089	$76,128	$81,607	$45,086	$72,266
Cost of goods sold	41,617	47,542	47,851	32,706	41,542

Gross profit	16,472	28,586	33,756	12,380	30,724
Selling, general and administrative	20,965	22,721	23,063	18,957	23,168
Research, development and engineering	5,450	7,056	6,575	6,882	7,273
Restructuring	424	401	—	—	—

Operating income (loss)	(10,367)	(1,592)	4,118	(13,459)	283
Interest income	63	77	81	236	354
Interest expense	(462)	(481)	(601)	(673)	(697)
Foreign exchange gain (loss)	(224)	(139)	(33)	(278)	40
Other income (loss), net	58	365	(6)	44	1

Income (loss) before provision for income taxes	(10,932)	(1,770)	3,559	(14,130)	(19)
Provision for income taxes	65	952	1,378	435	1,077

Net income (loss)	$(10,997)	$(2,722)	$2,181	$(14,565)	$(1,096)

Income (loss) per share:
Basic	$(1.16)	$(0.29)	$0.24	$(1.58)	$(0.12)
Diluted	$(1.16)	$(0.29)	$0.23	$(1.58)	$(0.12)
Weighted average shares outstanding:
Basic	9,509	9,434	9,277	9,222	9,375
Diluted	9,509	9,434	9,428	9,222	9,375

	December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$20,218	$18,948	$22,753	$25,397	$27,464
Working capital	31,894	41,634	41,537	37,132	50,120
Total assets	48,669	56,718	67,645	58,794	71,315
Total liabilities	19,189	17,266	27,805	23,101	21,735
Stockholders’ equity	29,480	39,452	39,840	35,693	49,580

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

BTU International, Inc. (“BTU” or the “Company”), which was founded in 1950, incorporated as a Delaware corporation in 1981 and headquartered in North Billerica, Massachusetts, is a global supplier and technology leader of advanced thermal processing equipment and processes to the electronic manufacturing and alternative energy markets. BTU equipment is used in the production of printed circuit board assemblies and semiconductor packaging as well as in solar cell, nuclear fuel and fuel cell manufacturing.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. Also in alternative energy, our customers use our thermal systems for the processing of nuclear fuel.

Critical Accounting Policies and Significant Estimates

The following is a discussion of those accounting policies that we deem to be “critical”—that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “ Revenue Recognition” (“ASC 605”). Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those customer acceptance provisions has not been previously demonstrated. Furthermore, we recognize revenue upon completion of installation for products that require installation for which the installation is essential to functionality or is not inconsequential or perfunctory. Revenue for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation and warranty costs accrued.

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

Under the percentage of completion method, revenue and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended December 31, 2012, 2011, and 2010, we recorded revenue of $1,731,686, $2,406,714 and $1,848,012, using the percentage of completion method, respectively.

Inventory Valuation. Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on standard cost and then adjust inventories to actual cost at reasonable intervals to reflect current conditions to approximate the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of costs and/or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales. We recorded inventory provisions in cost of goods sold of $5,261,000, $2,294,000 and $1,588,000 for the years ended December 31, 2012, 2011, and 2010 respectively

Stock-Based Compensation. We account for share-based compensation in accordance with the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under these guidelines, we expense share-based compensation under the straight-line method. The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options. For the years ended December 31, 2012, 2011, and 2010, we recorded share based compensation of $836,000, $1,272,000 and $1,335,000, respectively.

Accounting for Income Taxes. We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in FASB ASC Topic 740, “ Income Taxes” (“ASC 740”), we must establish a valuation allowance.

Management’s judgments and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to substantially all U.S. federal and state as well as United Kingdom deferred tax assets as of December 31, 2012 since they do not meet the “more likely than not” threshold of realization based on our ability to generate sufficient taxable income in the carryback and carryforward periods based on the criteria set forth in ASC 740. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of deferred tax assets before expiration.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As of December 31, 2012 and 2011, the Company has recorded accruals of $151,000 in connection with uncertain tax positions.

We have benefited from a partial “tax holiday” in our Shanghai manufacturing subsidiary. The Chinese government tax authorities passed legislation that imposes an equalization of income tax rates for both domestic and foreign companies at a rate of 25%. This new law became effective on January 1, 2008 and has been phased in by gradually increasing our tax rate until it reached 25% in the first quarter of 2012. For the year ended December 31, 2012, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. We are no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2008, except to the extent of net operating loss and tax credit carryforwards from those years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Operations for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.6%	62.5%	58.6%

Gross profit	28.4%	37.5%	41.4%
Operating expenses:
Selling, general and administrative	36.1%	29.8%	28.3%
Research, development and engineering	9.4%	9.3%	8.1%
Restructuring	0.7%	0.5%	0.0%

Operating income (loss)	(17.8)%	(2.1)%	5.0%
Interest income	0.1%	0.1%	0.1%
Interest expense	(0.8)%	(0.6)%	(0.7)%
Foreign exchange loss	(0.4)%	(0.2)%	(0.0)%
Other income (loss), net	0.1%	0.5%	(0.0)%

Income (loss) before provision for income taxes	(18.8)%	(2.3)%	4.4%
Provision for income taxes	0.1%	1.3%	1.7%

Net income (loss)	(18.9)%	(3.6)%	2.7%

YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Years Ended December 31,				Percent change
	2012		2011
		( $ in thousands)
		% of net sales		% of net sales
Net sales	$58,089	100.0%	$76,128	100.0%	(23.7)%
Cost of goods sold	41,617	71.6%	47,542	62.5%	(12.5)%

Gross profit	16,472	28.4%	28,586	37.5%	(42.4)%
Selling, general and administrative expenses	20,965	36.1%	22,721	29.8%	(7.7)%
Research, development and engineering expenses	5,450	9.4%	7,056	9.3%	(22.8)%
Restructuring	424	0.7%	401	0.5%	5.7%

Operating loss	(10,367)	(17.8)%	(1,592)	(2.1)%	551.2%
Loss before provision for income taxes	(10,932)	(18.8)%	(1,770)	(2.3)%	517.6%

Provision for income taxes	65	0.1%	952	1.3%	(93.2)%

Net loss	$(10,997)	(18.9)%	$(2,722)	(3.6)%	304.0%

Net Sales. Net sales in 2012 decreased by $18.0 million or 23.7% compared to 2011. Net sales for the Company’s electronics market systems increased from $34.9 million in 2011 to $42.0 million in 2012, an increase of $7.1 million or 20.3%. The alternative energy systems sales decreased from $29.2 million in 2011 to $7.4 million in 2012, a decrease of $21.8 million or 74.6%. The parts & service and other market systems sales decreased from $11.9 million in 2011 to $8.6 million in 2012, a decrease of $3.3 million or 27.7%. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in China and an increase in demand for semiconductor packaging systems in the United States. The Company’s alternative energy systems 2012 sales decrease as compared to 2011 was due to the continued weakening of the worldwide solar industry which started in the second quarter of 2011. The other market systems, parts and service 2012 sales decrease as compared to 2011 was due to the cyclical nature of the parts and service business combined with a decrease in other market system sales.

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

	2012		2011		2010
United States	$8,756	15%	$13,199	17%	$7,565	9%
Europe and Near East	9,242	16%	5,759	8%	9,733	12%
Asia Pacific	38,606	66%	53,052	70%	61,857	76%
Other Americas	1,485	3%	4,118	5%	2,452	3%

Total Revenue	$58,089		$76,128		$81,607

The above geographical revenue breakdown for the year 2012 as compared to 2011 and 2010, reflects the continued weakening of the worldwide solar market.

Gross Profit. Gross profit for 2012 decreased to $16.5 million or a decrease of 42.4% from $28.6 million in 2011. The gross profit as a percentage of sales for 2012 decreased to 28.4% from 37.5% for 2011, due primarily to lower volume, product mix and overhead under absorption at our factories combined with higher inventory reserves. Our results of operations in future quarters could also be affected by further inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A expenses decreased by $1.8 million or 7.7% from $22.7 million in 2011 to $21.0 million in 2012, but increased as a percentage of sales from 29.8% in 2011 to 36.1% in 2012. For the year ended December 31, 2012 as compared to the year ended December 31, 2011, the decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions; offset by higher bad debt reserves in 2012. In 2012, management determined certain accounts receivables were uncollectable and recorded bad debt expense of approximately $1.4 million. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

Research, Development and Engineering (RD&E). RD&E expenses decreased by $1.6 million or 22.8% to $5.5 million in 2012 from $7.1 million in 2011. The decreases are the result of headcount reductions and expense reductions in the Company’s RD&E functions as we moderated our spending on the development of new solar technologies.

Restructuring. The Company recorded a restructuring charge of $424,000 in 2012 as compared to $401,000 in 2011. This restructuring action was taken due to the continued slowdown in the Company’s solar market product line.

Operating Loss. The 23.7% net sales decrease and its associated negative effect on gross profit combined with higher inventory and bad debt reserves resulted in an operating loss in 2012 of $10.4 million as compared to an operating loss of $1.6 million in 2011.

Interest Income (Expense) . During the year ended December 31, 2012 as compared to the year ended December 31, 2011, net interest expense remained relatively flat at $0.4 million.

Foreign Exchange Loss. The foreign exchange loss in 2012 was $224,000 as compared to a loss of $139,000 in 2011. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. In 2012, we recorded an income tax provision of $65,000 as compared to $1.0 million in 2011. The Company’s income tax provision primarily relates to income and withholding taxes related to our China operations.

The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss is the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on our China manufacturing subsidiary’s net sales. U.S. income taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 25% in 2012, 24% in 2011 and 22% in 2010. In 2013, the statutory tax rate for our China manufacturing subsidiary will remain at 25%.

YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO YEAR ENDED DECEMBER 31, 2010

Net Sales . Net sales in 2011 decreased by $5.5 million or 6.7% compared to 2010. The alternative energy systems sales decreased from $34.7 million in 2010 to $29.2 million in 2011, a decrease of $5.5 million or 15.9%. Net sales for the year 2011 as compared to 2010 for the Company’s electronics market systems decreased from $39.9 million in 2010 to $34.9 million in 2011, a decrease of $5.0 million or 12.5%. The parts & service and other market systems sales increased from $7.0 million in 2010 to $11.9 million in 2011, an increase of $4.9 million or 70.0%. The Company’s alternative energy systems 2011 sales decrease as compared to 2010 was due to the broad weakening of the worldwide solar marketplace which started in the second quarter of 2011. The electronic market systems decrease represents a leveling off of demand for Surface Mount Technology systems, particularly in China. The other market systems, parts and service 2011 sales increase as compared to 2010 was due to sales of specialized units and demand for parts to maintain existing customer machines.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $20.2 million in cash and cash equivalents, an increase of $1.3 million compared to $18.9 million at the end of 2011.

During 2012, the Company generated net cash from operating activities of approximately $1.7 million. This generation of cash was primarily the result of a decrease of accounts receivable of $1.5 million, a decrease in inventory of 2.2 million, an increase in accounts payable of $1.6 million and the adding back of non-cash expenses of depreciation and amortization of $1.7 million, stock-based compensation of $0.8 million, inventory provisions of $5.3 million and bad debt provisions of $1.4 million; offset by a net loss of $11.0 million and an increase in other current assets of $1.8 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of December 31, 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $247,090. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, Massachusetts. The original amount of the note was $10 million. This mortgage note payable has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement with the same bank that the mortgage was entered into on December 23, 2003, and amended on March 30, 2006. The 2010 modifications resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance at December 31, 2012 of approximately $8.0 million.

As of December 31, 2012, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2012 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014- 2015	2016- 2017	2018 and Thereafter
Long-term debt(1)	$7,964	$400	$7,564	$—	$—
Interest on long-term debt	1,215	428	787	—	—
Operating leases	311	213	97	1	—
Open purchase orders	2,043	2,043	—	—	—

Total	$11,533	$3,084	$8,448	$1	$—

(1) Mortgage Note Payable, due 2015

(2) The Company has a liability at December 31, 2012, including potential interest and penalties, of $151,000 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements included in this Annual Report on Form 10-K. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to disclose items reclassified out of accumulated other Comprehensive Income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The application of this standard will not have material impact on the Company’s consolidated financial statements.

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

As of December 31, 2012, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BTU International, Inc:

We have audited the accompanying consolidated balance sheets of BTU International, Inc., and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTU International, Inc., and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2013

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$20,218	$18,948
Accounts receivable, less allowance of $1,583 and $246 at December 31, 2012 and 2011	9,623	12,422
Inventories	9,547	17,510
Other current assets	4,131	2,064

Total current assets	43,519	50,944

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	11,200	11,185
Machinery and equipment	16,168	15,664
Furniture and fixtures	1,062	957

	28,640	28,016
Less accumulated depreciation	(23,971)	(22,366)

Net property, plant and equipment	4,669	5,650

Other assets, net of accumulated amortization of $2,552 in 2012 and $2,491 in 2011	481	124

Total assets	$48,669	$56,718

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$400	$379
Trade accounts payable	5,185	3,527
Deferred revenue	893	494
Accrued expenses	5,147	4,910

Total current liabilities	11,625	9,310
Long-term debt, less current portion	7,564	7,956

Total liabilities	19,189	17,266

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,898,939 shares issued and 9,530,972 shares outstanding at December 31, 2012 and 10,867,778 shares issued and 9,499,811 shares outstanding at December 31, 2011	109	109
Additional paid-in capital	51,545	50,646
Accumulated deficit	(19,385)	(8,388)
Less: treasury stock at cost, 1,367,967 shares at December 31, 2012 and December 31, 2011	(4,990)	(4,990)
Accumulated other comprehensive income	2,201	2,075

Total stockholders’ equity	29,480	39,452

Total liabilities and stockholders’ equity	$48,669	$56,718

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$58,089	$76,128	$81,607
Cost of goods sold	41,617	47,542	47,851

Gross profit	16,472	28,586	33,756

Selling, general and administrative	20,965	22,721	23,063
Research, development and engineering	5,450	7,056	6,575
Restructuring	424	401	—

Operating income (loss)	(10,367)	(1,592)	4,118
Interest income	63	77	81
Interest expense	(462)	(481)	(601)
Foreign exchange loss	(224)	(139)	(33)
Other income (loss), net	58	365	(6)

Income (loss) before provision for income taxes	(10,932)	(1,770)	3,559
Provision for income taxes	65	952	1,378

Net income (loss)	$(10,997)	$(2,722)	$2,181

Income (loss) per share:
Basic	$(1.16)	$(0.29)	$0.24
Diluted	$(1.16)	$(0.29)	$0.23
Weighted average number of shares outstanding:
Basic	9,509	9,434	9,277
Diluted	9,509	9,434	9,428

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$(10,997)	$(2,722)	$2,181
Other comprehensive income:
Foreign currency translation adjustment	126	450	255

Comprehensive income (loss)	$(10,871)	$(2,272)	$2,436

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total
	# of shares	$			# of shares	$
Balance at December 31, 2009	10,620	$106	$47,054	$(7,847)	1,368	$(4,990)	$1,370	$35,693
Net income	—	—	—	2,181	—	—	—	2,181
Exercise of stock options	77	1	269	—	—	—	—	270
Issuance of common stock	21	—	106	—	—	—	—	106
Translation adjustment	—	—	—	—	—	—	255	255
Stock-based compensation	—	—	1,335	—	—	—	—	1,335

Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840

Net loss	—	—	—	(2,722)	—	—	—	(2,722)
Exercise of stock options	123	2	519	—	—	—	—	521
Issuance of common stock	27	—	91	—	—	—	—	91
Translation adjustment	—	—	—	—	—	—	450	450
Stock-based compensation	—	—	1,272	—	—	—	—	1,272

Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452

Net loss	—	—	—	(10,997)	—	—	—	(10,997)
Exercise of stock options	3	—	10	—	—	—	—	10
Issuance of common stock	28	—	53	—	—	—	—	53
Translation adjustment	—	—	—	—	—	—	126	126
Stock-based compensation	—	—	836	—	—	—	—	836

Balance at December 31, 2012	10,899	$109	$51,545	$(19,385)	1,368	$(4,990)	$2,201	$29,480

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(10,997)	$(2,722)	$2,181
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,702	1,800	2,193
Provision (recovery) for bad debts	1,383	(49)	71
Provision for inventory	5,261	2,294	1,588
Stock-based compensation	836	1,272	1,335
Deferred taxes	(391)	(77)	(252)
Loss on disposal of fixed assets	—	6	—
Net change in operating assets and liabilities:
Accounts receivable	1,452	5,709	(7,471)
Inventories	2,191	(592)	(6,129)
Other current assets	(1,785)	(843)	449
Other assets	(203)	200	(52)
Accounts payable	1,632	(6,814)	4,439
Deferred revenue	398	(2,911)	80
Accrued expenses	210	(780)	295

Net cash provided by (used in) operating activities	1,689	(3,507)	(1,273)

Cash flows from investing activities:
Purchases of property, plant and equipment	(221)	(711)	(1,459)

Net cash used in investing activities	(221)	(711)	(1,459)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(371)	(353)	(309)
Issuance of common stock	53	91	106
Proceeds from the exercise of stock options	10	521	270

Net cash provided by (used in) financing activities	(308)	259	67

Effects of exchange rates on cash	110	154	21

Net increase (decrease) in cash and cash equivalents	1,270	(3,805)	(2,644)
Cash and cash equivalents, beginning of period	18,948	22,753	25,397

Cash and cash equivalents, end of period	$20,218	$18,948	$22,753

Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest paid	$397	$435	$505
Income taxes paid ( received)	$(35)	$388	$1,118

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BTU International, Inc. and its wholly owned subsidiaries (the “Company”) are primarily engaged in the design, manufacture, sale, and service of thermal processing systems, which are used as capital equipment in various manufacturing processes, primarily in the electronics and alternative energy industries.

COMPREHENSIVE INCOME (LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income” (“ASC 220”) as amended by Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” . ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. On January 1, 2012, date of adoption of ASU 2011-05, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our consolidated financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible accounts are written off against the allowance when identified. Bad debt expense (recovery) was $1,345,000, ($49,000), and $71,000 for 2012, 2011 and 2010, respectively.

INVENTORIES

Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on a first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of cost and/or net realizable value and a new cost basis is established. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2012	2011
Raw materials and manufactured components	$4,772	$7,614
Work-in-process	1,905	5,363
Finished goods	2,870	4,533

Total inventory	$9,547	$17,510

The Company recorded inventory provisions of $5,261,000, $2,294,000, and $1,588,000 for the years ended 2012, 2011 and 2010, respectively. The provisions recorded are net of sold inventory that had previously been reserved in the amounts of approximately $60,000, $485,000, and $507,000 for the years ended 2012, 2011 and 2010, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation using the straight-line method over the assets’ useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. The estimated useful lives for depreciation purposes are as follows:

Buildings and improvements	8-25 years
Machinery and equipment	2-8 years
Software	3-10 years
Furniture and fixtures	3-8 years
Leasehold improvements	3 years

Depreciation expense was approximately $1,641,000, $1,624,000 and $1,708,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets were identified during the years ended December 31, 2012, 2011 and 2010.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2012	2011
Deferred financing costs, net of amortization	$23	$30
Intellectual property, net of amortization	23	77
Deferred tax asset—non-current	143	17
Long term assets	292	—

Total	$481	$124

Deferred financing costs, capitalized in 2006, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $7,000, $7,000 and $7,000 in 2012, 2011 and 2010, respectively. Amortization on intellectual property was approximately $54,000, $169,000 and $478,000 in 2012, 2011 and 2010, respectively.

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

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense

TRANSLATION OF FOREIGN CURRENCIES

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

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended December 31, 2012, 2011 and 2010, $1,731,686, $2,406,714 and $1,848,012, respectively, were recognized as revenue using the percentage of completion method.

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

EARNINGS PER SHARE INFORMATION

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their antidilutive effect, approximately 1,376,041, 1,299,358 and 559,040 instruments to purchase common stock were excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2012, 2011 and 2010, respectively. However, these potentially dilutive securities could become dilutive in future periods.

The weighted average number of common shares used to compute basic and diluted earnings per share consists of the following classification:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Basic shares	9,509	9,434	9,277
Effect of dilutive options	—	—	151

Diluted shares	9,509	9,434	9,428

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements included in this Annual Report on Form 10-K. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to disclose items reclassified out of accumulated other Comprehensive Income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The application of this standard will not have material impact on the Company’s consolidated financial statements.

Subsequent Events

For the fiscal year ended December 31, 2012, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed with the Securities and Exchange Commission.

(2)	ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Accrued commissions	$935	$1,194
Accrued warranty	393	497
Accrued taxes	1,817	1,175
Accrued audit	388	373
Accrued legal	240	246
Accrued bonus	87	167
Payroll and payroll taxes	793	764
Accrued cost of sales	300	216
Accrued restructuring	111	192
Other	83	86

	$5,147	$4,910

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Beginning balance	$497	$512
Plus: accruals related to new sales	538	527
Less: warranty claims incurred	(642)	(542)

Ending balance	$393	$497

Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations , or ASC Topic 712, Compensation—Nonretirement Postemployment Benefits , as applicable. Pursuant to ASC Topic 712, liabilities for employee severance are recorded when payment of severance is considered probable and the amount is estimable. For restructuring costs other than employee severance accounted under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred.

In September 2011, the Company eliminated 17 positions. Accordingly, the Company recorded a restructuring charge of $401,000 in the year ended December 31, 2011. The decision to eliminate 17 positions was taken due to the slowdown in orders from customers in the solar industry. Due to the continued slowdown in the solar industry, the Company eliminated a combined 31 positions and recorded restructuring charges of $424,000 in the year ended December 31, 2012.

The restructuring charges were primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the year ended December 31, 2012 (in thousands):

2012
Beginning balance, December 31, 2011	$192
Plus: charges to costs and expenses	424
Less: cash payments	(505)

Ending balance, December 31, 2012	$111

(3)	DEBT, CAPITAL LEASES, COMMITMENTS AND CONTINGENCIES

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of December 31, 2012 and 2011, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $247,090 and $225,140, respectively. This restricted cash value is included in the Company’s balance sheet in other current assets.

Long-Term Debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Mortgage note payable, interest rate of 5.50% at December 2012 and December 31, 2011, respectively	$7,964	$8,335
Less: current maturities	400	379

	$7,564	$7,956

Under the terms of the debt, the minimum principal repayments of long-term debt and operating lease obligations by year are as follows (in thousands):

	Mortgage	Operating Leases	Total
2013	400	213	613
2014	423	79	502
2015	7,141	18	7,159
2016	—	1	1
2017	—	—	—

	$7,964	$311	$8,275

Under the Company’s operating lease agreements, the approximate future minimum obligation as of December 31, 2012 is as follows: $206,000 for real estate, $56,000 for automobiles and $49,000 for equipment.

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. As of December 31, 2012, the future minimum lease commitment for this facility is approximately $83,000. The Company had an operating lease in its UK facility that expired in March 2010 but allowed for a three month extension. The Company signed a five year lease at a smaller facility for its UK operations in May 2010. As of December 31, 2012, the future minimum lease commitment for this facility is approximately $92,000 payable through May 2015. As of December 31, 2012, the future minimum lease commitment for the Malaysia office is approximately $31,000.

Rent Expense was approximately $390,000 in 2012, $477,000 in 2011 and $469,000 in 2010.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that are considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because the Company used a waste disposal firm that disposed the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in Other Current Liabilities on the Consolidated Balance Sheet as of December 31, 2012. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition. On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate an expert to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company has prepared a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in

Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. The Company strongly believes that the equipment the customer purchased met all applicable specifications, that there is no basis for a valid warranty claim and that the risk that a loss has occurred with respect to this matter is reasonably possible. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, because litigation is inherently uncertain and unpredictable and excessive outcomes do occur, we could incur a judgment or enter into a settlement or revise our estimate of the outcome of this matter in a way that could result in a material adverse effect on the Company’s results of operations and financial condition.

(4)	FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2012		2011		2010
United States	$8,756	15%	$13,199	17%	$7,565	9%
Europe and Near East	9,242	16%	5,759	8%	9,733	12%
Asia Pacific	38,606	66%	53,052	70%	61,857	76%
Other Americas	1,485	3%	4,118	5%	2,452	3%

Total Revenue	$58,089		$76,128		$81,607

The following table shows the amounts (in thousands) of the Company’s tangible long-lived assets by geographic region, at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
United States	$3,936	$4,741
Asia Pacific	733	909

	$4,669	$5,650

(5)	CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

One customer accounted for $7.3 million or 12.5% of total net sales and another customer accounted for $6.5 million or 11.2% of total net sales in 2012. One customer accounted for $11.9 million or 15.6% of total net sales and another accounted for $7.9 million or 10.4% of total net sales in 2011. One customer accounted for $17.3 million or 21.2% of total net sales and another accounted for $14.1 million or 17.3% of total net sales in 2010. As of December 31, 2012, two customers accounted for more than 10% of accounts receivable comprising 22.5% of the total. As of December 31, 2011, one customer accounted for more than 10% of accounts receivable comprising 13.4% of the total.

(6)	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(9,254)	$(2,366)	$(147)
Foreign	(1,678)	596	3,706

Total	$(10,932)	$(1,770)	$3,559

For the years ended December 31, 2012, 2011 and 2010, the Company’s provision (benefit) for income taxes were as shown below (in thousands):

	Federal	State	Foreign	Total
December 31, 2012
Current	$—	$2	$454	$456
Deferred	—	—	(391)	(391)

	$—	$2	$63	$65

	Federal	State	Foreign	Total
December 31, 2011
Current	$—	$28	$1,001	$1,029
Deferred	—	—	(77)	(77)

	$—	$28	$924	$952

	Federal	State	Foreign	Total
December 31, 2010
Current	$(42)	$21	$1,651	$1,630
Deferred	—	—	(252)	(252)

	$(42)	$21	$1,399	$1,378

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	2012	2011	2010
Provision (Benefit) at Statutory Rate	$(3,752)	$(602)	$1,210
State Tax Net of Federal Benefit	(92)	29	14
Foreign Tax Rate Differential	320	(56)	(486)
Losses and Credits not Benefitted	2,965	1,162	312
Non-deductible & Other	624	419	328

Net Provision	$65	$952	$1,378

The components of the net deferred tax assets at December 31, 2012 and 2011 are as follows (in thousands):

Deferred Tax Assets:	2012	2011
Federal Net Operating Loss Carryforwards	$1,674	$582
State Net Operating Loss Carryforwards	163	12
Foreign Net Operating Loss Carryforwards	459	383
Inventory Reserve	3,441	1,669
Deferred Compensation	1,789	1,387
Federal, Foreign and Other Tax Credits	2,480	3,243
Accruals and Other	1,360	882
Intangibles	467	504

Total Deferred Tax Assets	11,833	8,662
Valuation Allowance	(10,961)	(7,979)

Deferred Tax Assets	872	683

Deferred Tax Liabilities:
Depreciation and Amortization	(40)	(242)

Net Deferred Tax Assets	$832	$441

Deferred tax assets at December 31, 2012 and 2011 are recorded in Other Assets.

The deferred tax valuation allowance increased by $2,982,000 and by $775,000 for the years ended December 31, 2012 and 2011, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the U.S net deferred tax assets since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company has federal net operating loss carryforwards of approximately $8,433,000 that expire between 2024 and 2032, $3,346,198 of which relates to excess tax deductions from share based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable. The Company also has state net operating loss carryforwards of approximately $5,168,000 that expire between 2013 and 2032. The Company also has foreign tax credit carryforwards of approximately $2,481,000 that expire between 2018 and 2022, $253,265 of the tax benefit will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4.8 million at December 31, 2012. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $4.8 million of undistributed foreign earnings. The amount of taxes attributable to these undistributed earnings is immaterial. In 2009, in an exception to the existing policy, the Company declared a dividend of approximately $11.3 million from its China subsidiary. The 2009 provisions for U.S. federal and state income taxes on this dividend were offset by 2009 losses and utilization of net operating loss carryforwards.

The Company applies the provisions of FASB Interpretation No. 48 (“FIN 48”), “ Accounting for Uncertainty in Income Taxes”, (now codified as FASB ASC 740, “ Income Tax”). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	2012	2011	2010
Balance at beginning of period	$151	$151	$49
Increase (decrease) related to current year tax positions	—	—	—
Increase (decrease) related to prior year tax positions	—	—	102

Balance at end of period	$151	$151	$151

The unrecognized tax benefits at December 31, 2012, if recognized, would reduce the Company’s effective tax rate in the period recognized. For the year ended December 31, 2012, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no interest or penalties accrued at December 31, 2012.

(7)	EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $70,000, $217,000 and $1,067,000 was expensed in 2012, 2011 and 2010, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was approximately $269,000, $321,000 and $337,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(8)	STOCK OPTION AND PURCHASE PLANS

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was approximately $808,000, $1,234,000 and $1,301,000 for the years ended December 31, 2012 2011 and 2010 respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest were reduced for annualized estimated forfeitures of 4% for each of the years ended December 31, 2012, 2011 and 2010. We used the following assumptions for options issued during the years ended December 31, 2012, 2011 and 2010, respectively:

Calculation of Fair Values—Assumptions Used:	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Expected Volatility	66.6%	63.7%	66.1%
Expected Life	4.15	4.64	4.69
Risk-Free Interest Rate	0.57%	1.23%	1.52%
Expected Dividend Yield	0	0	0

Expected volatilities are based on the weighted average historical volatility of the Company’s common stock for the expected life of the option. The Company has significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term approximating the expected life of the options. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (“1993 Plan”), which expired in 2003 with 254,791 unissued options, and the 2003 Equity Incentive Plan (“2003 Plan”). These plans allow for the award of stock and stock options to employees, directors and consultants. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s Board of Directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (“1989 Plan”), which expired in 2008 and the 1998 Stock Option Plan for Non-Employee Directors (“1998 Plan”). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant. All new grants, for both employees and directors, are now issued from the same plan, the 2003 Equity Incentive Plan.

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

In May 2011, the shareholders approved an amendment to add 600,000 shares to the 2003 Plan.

Shares available for future stock option and restricted stock unit grants, pursuant to the 2003 and 1998 Plans were 789,327 at December 31, 2012.

A summary of all stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	1,299,358	$6.72	1,277,264	$6.56	1,177,028	$6.55
Granted	217,695	2.54	180,855	6.24	273,244	6.15
Exercised	(3,250)	3.00	(122,220)	4.26	(77,528)	3.48
Forfeited/Cancelled	(160,662)	5.48	(36,541)	7.04	(95,480)	7.71

Outstanding at end of year	1,353,141	$6.20	1,299,358	$6.72	1,277,264	$6.56

Options exercisable at end of year	855,671	$7.21	666,797	$7.57	513,860	$7.66

At December 31, 2012, the outstanding options have exercise prices ranging from $2.00 to $16.70 and a weighted average remaining contractual life of 3.8 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2012 was $0. There were no exercisable in-the-money options as of December 31, 2012.

The following table summarizes information for options outstanding and for options exercisable at December 31, 2012:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
2.00 to 3.00	126,360	6.53	$2.17	—	$—
3.01 to 3.34	97,239	5.59	3.07	9,504	3.28
3.35 to 5.01	399,987	3.56	4.21	316,987	4.33
5.02 to 6.68	276,192	3.87	5.62	180,942	5.66
6.69 to 8.35	109,070	4.67	7.02	57,870	7.04
8.36 to 10.02	82,483	4.83	9.12	28,558	9.28
10.03 to 11.69	97,010	2.40	10.08	97,010	10.08
11.70 to 13.36	156,800	0.93	12.48	156,800	12.48
13.37 to 15.03	—	—	—	—	—
15.04 to 16.70	8,000	0.38	16.70	8,000	16.70

	1,353,141	3.81	$6.20	855,671	$7.21

The aggregate intrinsic value of the outstanding options represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.95 as of December 31, 2012 which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2012, there was $992,755 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.80 years. The total fair value of shares vested during the year ended December 31, 2012 was $1,125,711.

A summary of the status of the Company’s non-vested options as of December 31, 2012 and 2011 is presented below:

	December 31, 2012		December 31, 2011
Nonvested Activity:	Shares	Weighted- Fair Value	Shares	Weighted- Fair Value
Balance—Beginning	632,561	$3.60	763,404	$4.07
Granted	217,695	$1.29	180,855	$3.24
Vested	(272,490)	$4.13	(287,797)	$4.52
Nonvested Forfeited	(80,296)	$3.07	(23,901)	$4.73

Nonvested	497,470	$2.38	632,561	$3.60

In June and November 2012, the Company granted 10,200 and 13,700 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant in June and November 2012 was $3.03 and $2.00, respectively. These stock units vest over a two-year term. The Company has recorded compensation expense of $9,137 and $0 during the years ended December 31, 2012 and December 31, 2011, respectively, related to these grants. As of December 31, 2012, there was $40,942 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.64 years.

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 55,122 remain available at December 31, 2012. During 2012, a total of 27,911 shares were purchased at prices ranging from $1.66 to $2.18 per share. The Company has recorded a compensation charge of $18,721, $38,417, and $34,612 in 2012, 2011 and 2010, respectively, related to this plan.

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

At December 31, 2012 and 2011, the Company did not have any financial assets and liabilities that required being measured at fair value in accordance with FASB ASC Topic 820.

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

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2012 and 2011. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Apr. 03, 2011	July 03, 2011	Oct. 02, 2011	Dec. 31, 2011	Apr. 01, 2012	July 01, 2012	Sep. 30, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Net sales	$25,350	$19,035	$16,865	$14,878	$16,272	$14,598	$14,137	$13,082
Cost of goods sold	14,624	11,379	10,506	11,033	10,994	9,891	10,018	10,714

Gross profit	10,726	7,656	6,359	3,845	5,278	4,707	4,119	2,368
Selling, general and administrative	5,924	5,984	6,013	4,800	5,413	5,240	4,925	5,387
Research, development and engineering	1,867	1,764	1,914	1,511	1,482	1,306	1,333	1,329
Restructuring	—	—	352	49	55	121	—	248

Operating income (loss)	2,935	(92)	(1,920)	(2,515)	(1,672)	(1,960)	(2,139)	(4,596)
Interest expense, net	(120)	(100)	(98)	(86)	(98)	(98)	(104)	(99)
Foreign exchange gain (loss)	(76)	(73)	(23)	33	(62)	10	(3)	(169)
Other income (loss), net	215	10	6	134	—	1	1	56

Income (loss) before provision (benefit) for income taxes	2,954	(255)	(2,035)	(2,434)	(1,832)	(2,047)	(2,245)	(4,808)
Provision (benefit) for income taxes	1,125	(241)	179	(111)	175	102	153	(365)

Net income (loss)	$1,829	$(14)	$(2,214)	$(2,323)	$(2,007)	$(2,149)	$(2,398)	$(4,443)

Income (loss) per share:
Basic	$0.20	$(0.00)	$(0.23)	$(0.25)	$(0.21)	$(0.23)	$(0.25)	$(0.47)
Diluted	$0.19	$(0.00)	$(0.23)	$(0.25)	$(0.21)	$(0.23)	$(0.25)	$(0.47)
Weighted average number of shares outstanding:
Basic	9,370	9,424	9,462	9,481	9,502	9,503	9,516	9,516
Diluted	9,758	9,424	9,462	9,481	9,502	9,503	9,516	9,516

	Quarters Ended
	Apr. 03, 2011	July 03, 2011	Oct. 02, 2011	Dec. 31, 2011	Apr. 01, 2012	July 01, 2012	Sep. 30, 2012	Dec. 31, 2012
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.7%	59.8%	62.3%	74.2%	67.6%	67.8%	70.9%	81.9%

Gross profit	42.3%	40.2%	37.7%	25.8%	32.4%	32.2%	29.1%	18.1%
Selling, general and administrative	23.4%	31.4%	35.7%	32.3%	33.3%	35.9%	34.8%	41.2%
Research, development and engineering	7.4%	9.3%	11.3%	10.2%	9.1%	8.9%	9.4%	10.2%
Restructuring	0.0%	0.0%	2.1%	0.3%	0.3%	0.8%	0.0%	1.9%

Operating income (loss)	11.6%	(0.5)%	(11.4)%	(16.9)%	(10.3)%	(13.4)%	(15.1)%	(35.1)%
Interest expense, net	(0.5)%	(0.5)%	(0.6)%	(0.6)%	(0.6)%	(0.7)%	(0.7)%	(0.8)%
Foreign exchange gain (loss)	(0.3)%	(0.4)%	(0.1)%	0.2%	(0.4)%	0.1%	(0.0)%	(1.3)%
Other income (loss), net	0.8%	0.1%	0.0%	0.9%	0.0%	0.0%	0.0%	0.4%

Income (loss) before provision (benefit) for income taxes	11.7%	(1.3)%	(12.1)%	(16.4)%	(11.3)%	(14.0)%	(15.9)%	(36.8)%
Provision (benefit) for income taxes	4.4%	(1.3)%	1.1%	(0.7)%	1.1%	0.7%	1.1%	(2.8)%

Net income (loss)	7.2%	(0.1)%	(13.1)%	(15.6)%	(12.3)%	(14.7)%	(17.0)%	(34.0)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Operating Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded as of the period covered by this Annual Report on Form 10-K that our disclosure controls and procedures were effective.

2. Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2012 had no material weaknesses in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the executive officers of the Company is included in Item 4A of Part I.

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference. Other information regarding the directors of the Company required by this Item 10 is also included in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, as well as our principal executives, that is available on our website, www.btu.com. Any person may request to receive a copy of our code of ethics by contacting Peter Tallian at (978) 667-4111 or at 23 Esquire Road, North Billerica, Massachusetts. We will post any amendments or waivers to our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or people performing similar functions on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth information for the year ended December 31, 2012, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued)
Equity compensation plans approved by security holders	1,353,141	$6.20	789,327
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,353,141	$6.20	789,327

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” and is included in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE MATTERS

There were no transactions with related persons during 2012 or 2011. Information relating to director independence is included under the caption “Election of Directors” in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2013 Proxy Statement for BTU International, Inc. and is incorporated herein by reference.

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

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2012

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$246	$1,383	$—	$(46)	$1,583

For the Year Ended December 31, 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$327	$(58)	$—	$(23)	$246

For the Year Ended December 31, 2010

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$273	$71	$—	$(17)	$327

A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2013

BTU INTERNATIONAL, INC.

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2013

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 13, 2013

By:	/S/ PETER J. TALLIAN
Peter J. Tallian, Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)

Date: March 13, 2013

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 13, 2013

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 13, 2013

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 13, 2013

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

Date: March 13, 2013

By:	/S/ BERTRAND LOY
Bertrand Loy, Director

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

	Exhibit	SEC Docket
EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q

3.2 Amended and Restated By-Laws	3.2	6-29-08 10-Q

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES

4.0 Specimen Common Stock Certificate	4.0	33-24882

EXHIBIT 10. MATERIAL CONTRACTS

* 10.1 1988 Employee Stock Purchase Plan	10.1	1999 10-K

* 10.2 Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K

* 10.3 Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K

* 10.4 1993 Equity Incentive Plan	10.4	1999 10-K

* 10.5 Amendment No. 1 to the 1993 Equity Incentive Plan	10.5	6-28-98 10-Q

* 10.6 Amendment No. 2 to the 1993 Equity Incentive Plan	10.6	1999 10-K

* 10.7 1998 Stock Option Plan for Non-Employee Directors	10.7	1999 10-K

* 10.8 Amendment No. 1 to 1998 Stock Option Plan for Non-Employee Directors	10.8	2008 Proxy

* 10.9 Executive Retirement Agreement	10.9	2002 10-K

* 10.10 2003 Equity Incentive Plan	10.10	2003 Proxy

* 10.11 Amendment No. 1 to the 2003 Equity Incentive Plan	10.11	2008 Proxy

* 10.12 Amendment No. 2 to the 2003 Equity Incentive Plan	10.12	2009 Proxy

* 10.13 Employment contract between the Company and Paul J. van der Wansem	10.13	2005 10-K

* 10.14 Officer’s Retention Agreement	10.14	2005 10-K

	Exhibit	SEC Docket

10.15 BTU (UK) Limited and RD International (UK) Limited underlease, relating to Unit B15 Southwood Summit Centre	10.15	1994 10-K

10.16 Mortgage note with Salem Five dated December 23, 2003	10.16	2003 10-K

10.17 Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.17	6-1-07 10-Q

* 10.18 Offer Letter to John J. McCaffrey Jr.	10.18	3-29-09 10-Q

* 10.19 Retention Agreement with John J. McCaffrey Jr.	10.19	3-29-09 10-Q

* 10.20 Offer Letter to Peter J. Tallian	10.20	3-29-09 10-Q

* 10.21 Retention Agreement with Peter J. Tallian	10.21	3-29-09 10-Q

* 10.22 Retention Agreement with James M. Griffin	10.22	2009 10-K

10.23 Loan Modification Agreement	10.23	10-03-10 10-Q

* 10.24 Form of Amendment to Peter J. Tallian’s Offer Letter and Retention Agreement		**

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

21.0 Subsidiaries of the Registrant.	21.0	2004 10-K

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of KPMG LLP		**

EXHIBIT 31. CERTIFICATIONS

31.1 Certification		**

31.2 Certification		**

32.1 Section 906 Certification		**

32.2 Section 906 Certification		**

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