Form 10-Q
period 2013-03-31
BTU INTERNATIONAL INC
filed 2013-05-07
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of May 2, 2013: 9,530,972 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$18,384	$20,218
Accounts receivable, less allowance of $1,703 and $1,583 at March 31, 2013 and December 31, 2012	7,624	9,623
Inventories	9,589	9,547
Other current assets	5,068	4,131

Total current assets	40,665	43,519

Property, plant and equipment, net	4,205	4,669

Other assets, net	625	481

Total assets	$45,495	$48,669

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$405	$400

Accounts payable	5,838	5,185

Deferred revenue	830	893
Accrued expenses	4,427	5,147

Total current liabilities	11,500	11,625

Long-term debt, less current portion	7,463	7,564

Total liabilities	18,963	19,189

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,898,939 shares issued and 9,530,972 shares outstanding at March 31, 2013 and 10,898,939 shares issued and 9,530,972 shares outstanding at December 31, 2012	109	109
Additional paid in capital	51,715	51,545
Accumulated deficit	(22,509)	(19,385)
Treasury stock, at cost, 1,367,967 shares at March 31, 2013 and December 31, 2012	(4,990)	(4,990)
Accumulated other comprehensive income	2,207	2,201

Total stockholders’ equity	26,532	29,480

Total liabilities and stockholders’ equity	$45,495	$48,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012

Net sales	$10,503	$16,272
Costs of goods sold	7,773	11,049

Gross profit	2,730	5,223

Operating expenses:
Selling, general and administrative	4,653	5,413
Research, development and engineering	1,134	1,482

Operating loss	(3,057)	(1,672)

Interest income	12	20
Interest expense	(113)	(118)
Foreign exchange loss	(76)	(62)
Other income	41	—

Loss before provision (benefit) for income taxes	(3,193)	(1,832)

Provision (benefit) for income taxes	(69)	175

Net loss	$(3,124)	$(2,007)

Loss per share:
Basic	$(0.33)	$(0.21)
Diluted	$(0.33)	$(0.21)

Weighted average number of shares outstanding:
Basic shares	9,530,972	9,501,667
Effect of dilutive options	—	—

Diluted shares	9,530,972	9,501,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Comprehensive loss is calculated as follows:
Net loss	$(3,124)	$(2,007)
Other comprehensive income:
Foreign currency translation adjustment	6	68

Comprehensive loss	$(3,118)	$(1,939)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2012	10,899	$109	$51,545	$(19,385)	1,368	$(4,990)	$2,201	$29,480

Net loss	—	—	—	(3,124)	—	—	—	(3,124)

Stock-based compensation	—	—	170	—	—	—	—	170

Translation adjustment	—	—	—	—	—	—	6	6

Balance at March 31, 2013	10,899	$109	$51,715	$(22,509)	1,368	$(4,990)	$2,207	$26,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012

($ in thousands)

(unaudited)

	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net loss	$(3,124)	$(2,007)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	526	418
Provision for bad debts	129	9
Provision for inventory obsolescence	1,199	763
Gain on sale of property, plant and equipment	(51)	—
Stock-based compensation	170	316
Deferred taxes	(137)	(36)
Net change in operating assets and liabilities:
Accounts receivable	1,860	(431)
Inventories	(1,234)	493
Other current assets	(908)	(521)
Deferred revenue	(61)	99
Other assets	(40)	—
Accounts payable	652	2,443
Accrued expenses	(702)	(321)

Net cash provided by (used in) operating activities	(1,721)	1,225

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	57	—
Purchases of property, plant and equipment	(53)	(32)

Net cash provided by (used in) investing activities	4	(32)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(96)	(90)
Proceeds from the exercise of stock options	—	9

Net cash used in financing activities	(96)	(81)

Effects of exchange rates on cash	(21)	56

Net increase (decrease) in cash and cash equivalents	(1,834)	1,168
Cash and cash equivalents, beginning of period	20,218	18,948

Cash and cash equivalents, end of period	$18,384	$20,116

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$99	$97
Income taxes	400	66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of and for the year ended December 31, 2012 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of March 31, 2013 and the related condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and April 1, 2012 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2013 and April 1, 2012 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2012, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to disclose items reclassified out of accumulated other Comprehensive Income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The application of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events - The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

(3) Inventories

	March 31, 2013	December 31, 2012
	($ in thousands)

Raw materials and manufactured components	$5,302	$4,772
Work-in-process	2,176	1,905
Finished goods	2,111	2,870

Total inventory	$9,589	$9,547

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	March 31, 2013	December 31, 2012
	($ in thousands)

Accrued commissions	$1,035	$935
Accrued warranty	296	393
Accrued taxes	1,545	1,817
Accrued audit	288	388
Accrued legal	240	240
Accrued bonus	1	87
Payroll and payroll taxes	720	793
Accrued cost of sales	229	300
Accrued restructuring costs	—	111
Other	73	83

	$4,427	$5,147

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended March 31, 2013 (in thousands):

Three Months Ended
March 31, 2013

Beginning balance, December 31, 2012	$393
Plus: accruals related to new sales	63
Less: warranty claims incurred and reserve adjustment	(160)

Ending balance, March 31, 2013	$296

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

As of March 31, 2013, the accrued restructuring costs have been satisfied since the terms of the severance payments have been met.

The following table reflects changes in the reserves for restructuring charges for the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013

Beginning balance, December 31, 2012	$111
Less: reduction of accrual	(71)
Less: cash payments	(40)

Ending balance, March 31, 2013	$—

(5) Debt

Long-term debt at March 31, 2013 and December 31, 2012 consisted of:

	March 31, 2013	December 31, 2012
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$7,868	$7,964
Less - current portion of long-term debt	405	400

Long-Term debt, less current portion	$7,463	$7,564

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of March 31, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $250,973. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their anti-dilutive effect, approximately 1,322,496 and 1,238,694 instruments to purchase common stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2013 and April 1, 2012, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $159,193 and $306,638 for the three ended March 31, 2013 and April 1, 2012, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:

	Three months ended
	March 31, 2013	April 1, 2012

Expected Volatility	—	66.60%
Expected Life (in years)	—	3.58
Risk-Free Interest Rate	—	0.60%
Expected Dividend Yield	—	—

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

The following table summarizes the stock option activity during the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2012	1,353,141	$6.20
Forfeited/Cancelled	(30,645)	$5.78

Outstanding at March 31, 2013	1,322,496	$6.21	3.65	$27,024
Exercisable at March 31, 2013	838,661	$7.20	2.76	$—

There were no options granted or exercised in the first quarter of 2013. The weighted-average grant date fair value of options granted during the three-month period ended April 1, 2012 was $1.44. The aggregate fair value of options exercised during the three-month period ended April 1, 2012 was $6,179.

As of March 31, 2013, there was $816,032 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of options vested during the three-month period ended March 31, 2013 was $18,939.

In June and November 2012, the Company granted 10,200 and 13,700 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant in June and November 2012 was $3.03 and $2.00, respectively. These stock units vest over a two-year term. The Company has recorded compensation expense of $6,036 and $0 during the three-month period ended March 31, 2013 and April 1, 2012, respectively, related to these grant. As of March 31, 2013, there was $36,878 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.41 years.

(8) Revenue Recognition

For the three months ended March 31, 2013 and April 1, 2012, there was $0 and $301,686, respectively, of revenue recognized using the percentage of completion method.

(9) Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2 - Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

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

Tangible long-lived assets by geographic location are as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)

United States	$3,538	$3,936
Asia Pacific	667	733

	$4,205	$4,669

(11) Legal Proceedings

On October 25, 2011, one of the Company’s overseas customers filed an appeal with the Grenoble Court of Appeals, Grenoble, France, seeking to overturn a decision of the lower court denying its request to nominate an expert to examine allegations that furnaces it had purchased from the Company in 2006 had not functioned properly. The Company has prepared a response to deny this customer’s allegations and is vigorously contesting this matter. On July 6, 2011, in a separate proceeding involving this customer, the Company filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in Paris, France asking the arbitrators to certify that the customer is barred from receiving any remedy. In addition the Company has filed claims for reimbursements of work performed, as well as reimbursements of legal costs related to the arbitration proceedings. The customer has filed a counterclaim for damages. Each party has nominated an arbitrator and these two arbitrators have selected a neutral arbitrator who will act as the chairman of the tribunal. Although the Company strongly believes that the equipment the customer purchased met all applicable specifications and that there is no basis for a valid warranty claim, the Company believes the risk that a loss has occurred with respect to this matter is reasonably possible. An estimate or a range of any possible loss cannot be made at this juncture due to the early stage of the proceedings. However, because litigation is inherently uncertain and unpredictable and excessive outcomes do occur, we could incur a judgment or enter into a settlement or revise our estimate of the outcome of this matter in a way that could result in a material adverse effect on the Company’s results of operations and financial condition.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended April 1, 2012.

The following table sets forth, for the periods indicated selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2013		April 1, 2012
	($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$10,503	100.0%	$16,272	100.0%	(35.5)%
Cost of goods sold	7,773	74.0%	11,049	67.9%	(29.6)%

Gross profit	2,730	26.0%	5,223	32.1%	(47.7)%

Selling, general and administrative expenses	4,653	44.3%	5,413	33.3%	(14.0)%
Research, development and engineering expenses	1,134	10.8%	1,482	9.1%	(23.5)%

Operating loss	(3,057)	(29.1)%	(1,672)	(10.3)%	82.8%

Loss before provision (benefit) for income taxes	(3,193)	(30.4)%	(1,832)	(11.3)%	74.3%

Provision (benefit) for income taxes	(69)	(0.7)%	175	1.1%	(139.4)%

Net loss	$(3,124)	(29.7)%	$(2,007)	(12.3)%	55.7%

Net Sales. Net sales for the first quarter of 2013 were $10.5 million representing a decrease of $5.8 million, or 35.5%, as compared to the same period in the prior year. Net sales of electronic market systems decreased by $2.2 million, or 20.4%, and net sales of alternative energy systems decreased by $3.5 million, or 93.7%, each as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $0.1 million, or 6.6%, as compared to the same period in the prior year. The electronic market systems decrease represents a decrease in demand for Surface Mount Technology systems, particularly in Asia. The Company’s alternative energy systems first quarter 2013 sales decrease as compared to the same period in the prior year is due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems and parts and service is due to the cyclical nature of the parts and service business.

As a result of the weakness in capital spending in the solar industry, we expect minimal revenue from solar products in 2013.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in thousands of dollars and as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	March 31, 2013		April 1, 2012
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$2,140	20.4%	$2,208	13.6%
Europe, Near East	1,821	17.3%	1,713	10.5%
Asia Pacific	5,639	53.7%	11,715	72.0%
Other Americas	903	8.6%	636	3.9%

Total Revenue	$10,503		$16,272

Gross Profit. The first quarter of 2013 gross profit of $2.7 million decreased by $2.5 million compared to the first quarter of 2012 due primarily to the 35.5% decrease in net sales and, to a lesser extent, by inventory write downs of products for the solar market. In the first quarter of 2013, gross profit as a percentage of sales decreased to 26.0% as compared to 32.1% in the same period in 2012, due primarily to lower volume, product mix and overhead under absorption at our factories, combined with higher inventory write-downs in our products for the solar market. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A first quarter 2013 expenses of $4.7 million decreased by $0.8 million compared to the same period in the prior year. The decrease is primarily due to the lower commission expense on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

Research, Development and Engineering (RD&E). RD&E first quarter 2013 expenses of $1.1 million decreased by $0.3 million, or 23.5%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Operating Loss. The 35.5% net sales decrease and its associated negative effect on gross profit combined with higher inventory write-downs resulted in an operating loss in the first quarter of 2013 of $3.1 million as compared to an operating loss of $1.7 million for the same period in 2012.

Interest Income (Expense). In the first quarter of 2013 as compared to the same period in 2012, net interest expense remained relatively flat at $0.1 million.

Foreign Exchange Loss. The foreign exchange loss in the first quarter of 2013 was $76,000 as compared to a loss of $62,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency transactions in the Company’s foreign operations.

Income Taxes. For the three months ended March 31, 2013, the Company recorded an income tax benefit of $0.1 million compared to a provision of $0.2 million in the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $18.4 million in cash and cash equivalents, a decrease of $1.8 million, compared to $20.2 million at December 31, 2012.

During the three months ended March 31, 2013, the Company used net cash of approximately $1.7 million for operating activities. This use of cash was primarily the result of a net loss of $3.1 million, an increase in inventory of $1.2 million, an increase in other current assets of $0.9 million, a decrease in accrued expenses of $0.7 million; offset by a decrease in accounts receivable of $1.9 million, an increase in accounts payable of $0.7 million and the adding back of non-cash expenses for depreciation and amortization of $0.5 million, stock-based compensation of $0.2 million and inventory provisions of $1.2 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of March 31, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $250,973. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on March 31, 2013, of approximately $7.9 million.

As of March 31, 2013, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s 2012 annual report on Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the three months ended March 31, 2013, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RISK FACTOR

During the three months ended March 31, 2013, there have been no significant changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements, including statements about our expectation for minimal revenue from solar equipment in 2013 and the sufficiency of our cash position and cash flows. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report and other reports we have filed with the SEC, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

As of March 31, 2013 and December 31, 2012, all of our long-term debt obligations are fixed rate financial instruments. Therefore, we are not exposed to interest rate risk resulting from variable interest rates.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

BTU INTERNATIONAL, INC.

DATE: May 7, 2013	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: May 7, 2013	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)