Form 10-Q
period 2013-06-30
BTU INTERNATIONAL INC
filed 2013-08-08
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of August 1, 2013: 9,544,864 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$15,283	$20,218
Accounts receivable, less allowance of $1,372 and $1,583 at June 30, 2013 and December 31, 2012	11,286	9,623
Inventories	10,611	9,547
Other current assets	5,896	4,131

Total current assets	43,076	43,519

Property, plant and equipment, net	3,858	4,669

Other assets, net	538	481

Total assets	$47,472	$48,669

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$411	$400

Accounts payable	7,298	5,185

Deferred revenue	1,375	893
Accrued expenses	4,535	5,147

Total current liabilities	13,619	11,625

Long-term debt, less current portion	7,357	7,564

Total liabilities	20,976	19,189

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,912,831 shares issued and 9,544,864 shares outstanding at June 30, 2013 and 10,898,939 shares issued and 9,530,972 shares outstanding at December 31, 2012	109	109
Additional paid in capital	51,882	51,545
Accumulated deficit	(22,771)	(19,385)
Treasury stock, at cost, 1,367,967 shares at June 30, 2013 and December 31, 2012	(4,990)	(4,990)
Accumulated other comprehensive income	2,266	2,201

Total stockholders’ equity	26,496	29,480

Total liabilities and stockholders’ equity	$47,472	$48,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	$14,244	$14,598	$24,747	$30,870
Costs of goods sold	8,850	9,916	16,623	20,965

Gross profit	5,394	4,682	8,124	9,905

Operating expenses:
Selling, general and administrative	4,355	5,336	9,009	10,749
Research, development and engineering	1,017	1,306	2,151	2,788

Operating income (loss)	22	(1,960)	(3,036)	(3,632)

Interest income	11	16	23	36
Interest expense	(107)	(114)	(220)	(232)
Foreign exchange gain (loss)	(38)	10	(114)	(52)
Other income	5	1	46	1

Loss before provision for income taxes	(107)	(2,047)	(3,301)	(3,879)

Provision for income taxes	154	102	85	277

Net loss	$(261)	$(2,149)	$(3,386)	$(4,156)

Loss per share:
Basic	$(0.03)	$(0.23)	$(0.36)	$(0.44)
Diluted	$(0.03)	$(0.23)	$(0.36)	$(0.44)

Weighted average number of shares outstanding:
Basic shares	9,532,140	9,503,203	9,531,559	9,502,462
Effect of dilutive options	—	—	—	—

Diluted shares	9,532,140	9,503,203	9,531,559	9,502,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Comprehensive loss is calculated as follows:
Net loss	$(261)	$(2,149)	$(3,386)	$(4,156)
Other comprehensive income (loss):
Foreign currency translation adjustment	59	(66)	65	2

Comprehensive loss	$(202)	$(2,215)	$(3,321)	$(4,154)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total
	shares	$			shares	$
Balance at December 31, 2012	10,899	$109	$51,545	$(19,385)	1,368	$(4,990)	$2,201	$29,480

Net loss	—	—	—	(3,386)	—	—	—	(3,386)

Issuance of common stock	14	—	17	—	—	—	—	17

Stock-based compensation	—	—	320	—	—	—	—	320

Translation adjustment	—	—	—	—	—	—	65	65

Balance at June 30, 2013	10,913	$109	$51,882	$(22,771)	1,368	$(4,990)	$2,266	$26,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012

($ in thousands)

(unaudited)

	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net loss	$(3,386)	$(4,156)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	965	830
Provision (recovery) for bad debts	(188)	36
Provision for inventory obsolescence	1,256	1,319
Gain on sale of property, plant and equipment	(51)	—
Stock-based compensation	320	510
Deferred taxes	(64)	(162)
Net change in operating assets and liabilities:
Accounts receivable	(1,430)	(1,440)
Inventories	(2,245)	(410)
Other current assets	(1,697)	(1,299)
Deferred revenue	483	1,481
Other assets	(8)	—
Accounts payable	2,039	4,199
Accrued expenses	(631)	(40)

Net cash provided by (used in) operating activities	(4,637)	868

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	57	—
Purchases of property, plant and equipment	(125)	(115)

Net cash used in investing activities	(68)	(115)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(196)	(185)
Issuance of common stock	17	29
Proceeds from the exercise of stock options	—	9

Net cash used in financing activities	(179)	(147)

Effects of exchange rates on cash	(51)	24

Net increase (decrease) in cash and cash equivalents	(4,935)	630
Cash and cash equivalents, beginning of period	20,218	18,948

Cash and cash equivalents, end of period	$15,283	$19,578

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$196	$196
Income taxes	428	130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2012 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of June 30, 2013 and the related condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and July 1, 2012 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2013 and July 1, 2012 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2012, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

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

Subsequent Events - The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. We are not aware of any events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements.

(3) Inventories

	June 30, 2013	December 31, 2012
	($ in thousands)

Raw materials and manufactured components	$5,991	$4,772
Work-in-process	3,350	1,905
Finished goods	1,270	2,870

Total inventory	$10,611	$9,547

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	June 30, 2013	December 31, 2012
	( $ in thousands)

Accrued commissions	$990	$935
Accrued warranty	356	393
Accrued taxes	1,716	1,817
Accrued audit	294	388
Accrued legal	270	240
Accrued bonus	15	87
Payroll and payroll taxes	605	793
Accrued cost of sales	122	300
Accrued restructuring costs	70	111
Other	97	83

	$4,535	$5,147

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended June 30, 2013 (in thousands):

Six Months Ended June 30, 2013

Beginning balance, December 31, 2012	$393
Plus: accruals related to new sales	191
Less: warranty claims incurred and reserve adjustment	(228)

Ending balance, June 30, 2013	$356

Restructuring

In April 2013, the Company eliminated 12 positions. Accordingly, the Company recorded a restructuring charge of $176,000 in the three months ended June 30, 2013. The decision to eliminate 12 positions was taken due to the continued slowdown in the solar industry. The Company eliminated 31 positions and recorded restructuring charges of $424,000 in the year ended December 31, 2012.

The following table reflects changes in the reserves for restructuring charges for the six months ended June 30, 2013 (in thousands):

Six Months Ended June 30, 2013

Beginning balance, December 31, 2012	$111
Plus: charges to costs and expenses	176
Less: reduction of accrual	(71)
Less: cash payments	(146)

Ending balance, June 30, 2013	$70

(5) Debt

Long-term debt consisted of:

	June 30, 2013	December 31, 2012
	($ in thousands)
Mortgage note payable, interest rate of 5.50%	$7,768	$7,964
Less - current portion of long-term debt	411	400

Long-Term debt, less current portion	$7,357	$7,564

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of June 30, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $272,282. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their anti-dilutive effect, approximately 1,335,721 and 1,306,616 instruments to purchase common stock were excluded from the calculation of diluted loss per share for the six months ended June 30, 2013 and July 1, 2012, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

The Company’s stock option compensation expense was $137,764 and $296,957 for the three and six months ended June 30, 2013, respectively and $191,617 and $498,256 for the three and six months ended July 1, 2012, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:

	Six months ended
	June 30, 2013	July 1, 2012

Expected Volatility	66.84%	66.85%
Expected Life (in years)	4.21	4.21
Risk-Free Interest Rate	0.79%	0.59%
Expected Dividend Yield	—	—

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

The following table summarizes the stock option activity during the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2012	1,353,141	$6.20
Granted	112,933	$2.35
Forfeited/Cancelled	(130,353)	$10.45

Outstanding at June 30, 2013	1,335,721	$5.46	3.84	$44,603
Exercisable at June 30, 2013	874,428	$6.28	2.96	$—

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2013 and July 1, 2012 were $1.21 and $1.54, respectively. The aggregate fair value of options exercised during the six-month periods ended June 30, 2013 and July 1, 2012 was $0 and $6,179, respectively.

As of June 30, 2013, there was $789,446 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.57 years. The total fair value of options vested during the six-month period ended June 30, 2013 was $326,401.

In June 2013, the Company granted 20,250 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant was $2.35. These stock units vest over a two-year term. The Company has recorded compensation expense of $15,599 and $1,085 during the six-month period ended June 30, 2013 and July 1, 2012, respectively, related to restricted stock units. As of June 30, 2013, there was $72,873 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.60 years.

(8) Revenue Recognition

For the three and six months ended June 30, 2013, there was no revenue recognized using the percentage of completion method. For the three and six months ended July 1, 2012, there was $76,751 and $378,437, respectively, of revenue recognized using the percentage of completion method.

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

Tangible long-lived assets by geographic location are as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)

United States	$3,268	$3,936
Asia Pacific	590	733

	$3,858	$4,669

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended July 1, 2012.

The following table sets forth, for the periods indicated selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	June 30, 2013		July 1, 2012
	( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$14,244	100.0%	$14,598	100.0%	(2.4)%
Cost of goods sold	8,850	62.1%	9,916	67.9%	(10.8)%

Gross profit	5,394	37.9%	4,682	32.1%	15.2%

Selling, general and administrative expenses	4,355	30.6%	5,336	36.6%	(18.4)%
Research, development and engineering expenses	1,017	7.1%	1,306	8.9%	(22.1)%

Operating income (loss)	22	0.2%	(1,960)	(13.4)%	(101.1)%

Loss before provision for income taxes	(107)	(0.8)%	(2,047)	(14.0)%	(94.8)%

Provision for income taxes	154	1.1%	102	0.7%	51.0%

Net loss	$(261)	(1.8)%	$(2,149)	(14.7)%	(87.9)%

Net Sales. Net sales for the second quarter of 2013 were $14.2 million representing a decrease of $0.4 million, or 2.4%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $0.8 million, or 6.7%. Net sales of alternative energy systems remained relatively flat as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $1.2 million, or 45.3%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Semi-Packaging systems, particularly in Asia. The Company’s alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems and parts and service is due to the cyclical nature of the parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	June 30, 2013		July 1, 2012
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$1,836	12.9%	$2,423	16.6%
Europe, Near East	867	6.1%	1,606	11.0%
Asia Pacific	10,810	75.9%	10,311	70.6%
Other Americas	731	5.1%	258	1.8%

Total Revenue	$14,244		$14,598

Gross Profit. In the second quarter of 2013, gross profit was $5.4 million, an increase of $0.7 million, compared to the second quarter of 2012. In the second quarter of 2013, gross profit as a percentage of sales increased to 37.9% as compared to 32.1% in the same period in 2012, due primarily to lower overhead absorption at our factories, combined with lower inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A second quarter 2013 expenses of $4.4 million decreased by $1.0 million compared to the same period in the prior year. The decrease is primarily due to the cost reductions taken in the Company’s service, marketing and administrative functions as well as a reduction of bad debt reserves of approximately $326,000. In the second quarter of 2013, management determined that certain accounts receivable balances that had been reserved for in prior quarters were deemed collectible, as the amounts were subsequently collected from customers.

Research, Development and Engineering (RD&E). RD&E second quarter 2013 expenses of $1.0 million decreased by $0.3 million, or 22.1%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Interest Income (Expense). In the second quarter of 2013, net interest expense remained relatively flat at $0.1 million as compared to the same period in 2012.

Foreign Exchange Gain (Loss). The foreign exchange loss in the second quarter of 2013 was $38,000 as compared to a gain of $10,000 in the same period in the prior year. The net exchange gain (loss) is primarily the result of foreign currency transactions in the Company’s foreign operations for the applicable period.

Income Taxes. For the three months ended June 30, 2013, the Company recorded an income tax provision of $0.2 million as compared to an income tax provision of $0.1 million for the same period in 2012.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2013 compared to the six months ended July 1, 2012.

The following table sets forth, for the periods indicated selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Six Months Ended
	June 30, 2013		July 1, 2012
	( $ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$24,747	100.0%	$30,870	100.0%	(19.8)%
Cost of goods sold	16,623	67.2%	20,965	67.9%	(20.7)%

Gross profit	8,124	32.8%	9,905	32.1%	(18.0)%

Selling, general and administrative expenses	9,009	36.4%	10,749	34.8%	(16.2)%
Research, development and engineering expenses	2,151	8.7%	2,788	9.0%	(22.8)%

Operating loss	(3,036)	(12.3)%	(3,632)	(11.8)%	(16.4)%

Loss before provision for income taxes	(3,301)	(13.3)%	(3,879)	(12.6)%	(14.9)%

Provision for income taxes	85	0.3%	277	0.9%	(69.3)%

Net loss	$(3,386)	(13.7)%	$(4,156)	(13.5)%	(18.5)%

Net Sales. Net sales for the first six months of 2013 were $24.7 million representing a decrease of $6.1 million, or 19.8%, as compared to the same period in the prior year. Net sales of electronic market systems decreased by $1.4 million, or 6.1%, and net sales of alternative energy systems decreased by $3.4 million, or 89.8%, each as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $1.3 million, or 28.9%, as compared to the same period in the prior year. The electronic market systems decrease represents a decrease in demand for high-end Surface Mount Technology systems, particularly in Asia. The Company’s alternative energy systems sales decrease for the six months of 2013 as compared to the same period in the prior year is due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems and parts and service is due to the cyclical nature of the parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Six Months Ended
	June 30, 2013		July 1, 2012
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$3,976	16.1%	$4,631	15.0%
Europe, Near East	2,688	10.8%	3,318	10.7%
Asia Pacific	16,449	66.5%	22,026	71.4%
Other Americas	1,634	6.6%	895	2.9%

Total Revenue	$24,747		$30,870

Gross Profit. The first six months of 2013 gross profit of $8.1 million decreased by $1.8 million compared to the first six months of 2012 due primarily to the 19.8% decrease in net sales. In the first six months of 2013, gross profit as a percentage of sales increased to 32.8% as compared to 32.1% in the same period in 2012, due primarily to product mix and improved overhead under absorption at our factories combined with lower inventory write-downs in our products for the solar market. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A first six months of 2013 expenses of $9.0 million decreased by $1.7 million compared to the same period in the prior year. The decrease is primarily due to the lower commission expense on reduced sales and cost reductions taken in the Company’s service, marketing and administrative functions as well as a reduction of bad debt reserves of approximately $277,000. In the second quarter of 2013, management determined that certain accounts receivable balances that had been reserved for in prior quarters were deemed collectible, as the amounts were subsequently collected from customers.

Research, Development and Engineering (RD&E). RD&E first six months of 2013 expenses of $2.2 million decreased by $0.6 million, or 22.8%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Interest Income (Expense). In the first six months of 2013, net interest expense remained relatively flat at $0.2 million as compared to the same period in 2012.

Foreign Exchange Loss. The foreign exchange loss in the first six months of 2013 was $114,000 as compared to a loss of $52,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency transactions in the Company’s foreign operations in the applicable period.

Income Taxes. For the six months ended June 30, 2013, the Company recorded an income tax provision of $0.1 million compared to a provision of $0.3 million in the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $15.3 million in cash and cash equivalents, a decrease of $4.9 million, compared to $20.2 million at December 31, 2012.

During the six months ended June 30, 2013, the Company used net cash of approximately $4.6 million for operating activities. This use of cash was primarily the result of a net loss of $3.4 million, an increase in inventory of $2.2 million, an increase in accounts receivable of $1.4 million, an increase in other current assets of $1.7 million, a decrease in accrued expenses of $0.6 million; offset by an increase in accounts payable of $2.0 million and the adding back of non-cash expenses for depreciation and amortization of $1.0 million, stock-based compensation of $0.3 million and inventory provisions of $1.3 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of June 30, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $272,282. This restricted cash value is included in the Company’s balance sheet in other current assets.

The Company has a mortgage note that is secured by its real property in Billerica, MA. The original amount of the note was $10 million. This mortgage note has a balloon payment of $6.7 million due and payable at maturity on December 23, 2015. On September 9, 2010, the Company signed a Loan Modification Agreement relating to the mortgage note. The modification resulted in lowering the annual interest rate from 6.84% to 5.50%, and lowering the monthly payment from $76,280 to $69,000. The mortgage note had an outstanding balance on June 30, 2013 of approximately $7.8 million.

As of June 30, 2013, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s 2012 annual report on Form 10-K.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the six months ended June 30, 2013, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RISK FACTORS

During the six months ended June 30, 2013, there have been no significant changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, all of our long-term debt obligations are fixed rate financial instruments. Therefore, we are not exposed to interest rate risk resulting from variable interest rates.

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

BTU INTERNATIONAL, INC.

DATE: August 8, 2013	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 8, 2013	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)