Form 10-Q
period 2013-09-29
BTU INTERNATIONAL INC
filed 2013-11-08
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of November 4, 2013: 9,544,864 shares.

BTU INTERNATIONAL, INC.

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 29, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$16,672	$20,218
Accounts receivable, less allowance of $1,378 and $1,583 at September 29, 2013 and December 31, 2012	9,168	9,623
Inventories	10,260	9,547
Other current assets	2,067	4,131

Total current assets	38,167	43,519

Property, plant and equipment, net	3,604	4,669

Other assets, net	491	481

Total assets	$42,262	$48,669

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$363	$400

Accounts payable	6,416	5,185

Deferred revenue	263	893
Accrued expenses	5,691	5,147

Total current liabilities	12,733	11,625

Long-term debt, less current portion	7,307	7,564
Other long-term liabilities	620	—

Total liabilities	20,660	19,189

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,912,831 shares issued and 9,544,864 shares outstanding at September 29, 2013 and 10,898,939 shares issued and 9,530,972 shares outstanding at December 31, 2012	109	109
Additional paid in capital	52,039	51,545
Accumulated deficit	(27,845)	(19,385)
Treasury stock, at cost, 1,367,967 shares at September 29, 2013 and December 31, 2012	(4,990)	(4,990)
Accumulated other comprehensive income	2,289	2,201

Total stockholders’ equity	21,602	29,480

Total liabilities and stockholders’ equity	$42,262	$48,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$12,014	$14,137	$36,761	$45,007
Costs of goods sold	8,480	10,018	25,103	30,983

Gross profit	3,534	4,119	11,658	14,024

Operating expenses:
Selling, general and administrative	6,228	4,925	15,237	15,674
Research, development and engineering	1,276	1,333	3,427	4,121

Operating loss	(3,970)	(2,139)	(7,006)	(5,771)

Interest income	13	10	36	47
Interest expense	(103)	(114)	(323)	(346)
Foreign exchange loss	(33)	(3)	(147)	(56)
Other income	17	1	63	2

Loss before provision for income taxes	(4,076)	(2,245)	(7,377)	(6,124)

Provision for income taxes	998	153	1,083	430

Net loss	$(5,074)	$(2,398)	$(8,460)	$(6,554)

Loss per share:
Basic	$(0.53)	$(0.25)	$(0.89)	$(0.69)
Diluted	$(0.53)	$(0.25)	$(0.89)	$(0.69)

Weighted average number of shares outstanding:
Basic shares	9,544,864	9,515,967	9,536,010	9,506,926
Effect of dilutive options	—	—	—	—

Diluted shares	9,544,864	9,515,967	9,536,010	9,506,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Comprehensive loss is calculated as follows:
Net loss	$(5,074)	$(2,398)	$(8,460)	$(6,554)
Other comprehensive income:
Foreign currency translation adjustment	23	47	88	49

Comprehensive loss	$(5,051)	$(2,351)	$(8,372)	$(6,505)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2012	10,899	$109	$51,545	$(19,385)	1,368	$(4,990)	$2,201	$29,480

Net loss	—	—	—	(8,460)	—	—	—	(8,460)

Issuance of common stock	14	—	17	—	—	—	—	17

Stock-based compensation	—	—	477	—	—	—	—	477

Translation adjustment	—	—	—	—	—	—	88	88

Balance at September 29, 2013	10,913	$109	$52,039	$(27,845)	1,368	$(4,990)	$2,289	$21,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012

($ in thousands)

(unaudited)

	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(8,460)	$(6,554)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,307	1,255
Provision (recovery) for bad debts	(181)	339
Provision for inventory obsolescence	1,706	2,718
Gain on sale of property, plant and equipment	(51)	—
Stock-based compensation	477	698
Deferred taxes	825	(143)
Net change in operating assets and liabilities:
Accounts receivable	692	1,659
Inventories	(2,327)	651
Other current assets	1,409	(1,579)
Deferred revenue	(629)	743
Other assets	(154)	—
Other long-term liabilities	620	—
Accounts payable	1,142	3,212
Accrued expenses	486	(566)

Net cash provided by (used in) operating activities	(3,138)	2,433

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	57	—
Purchases of property, plant and equipment	(208)	(198)

Net cash used in investing activities	(151)	(198)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(294)	(277)
Issuance of common stock	17	29
Proceeds from the exercise of stock options	—	9

Net cash used in financing activities	(277)	(239)

Effects of exchange rates on cash	20	85

Net increase (decrease) in cash and cash equivalents	(3,546)	2,081
Cash and cash equivalents, beginning of period	20,218	18,948

Cash and cash equivalents, end of period	$16,672	$21,029

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$293	$299
Income taxes	484	230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2012 have been derived from our consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 29, 2013 and the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 29, 2013 and September 30, 2012 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the nine months ended September 29, 2013 and September 30, 2012 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2012, together with the auditors’ report, included in the Company’s Annual Report on

Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Subsequent Events - The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013.

We are not aware of any other events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements.

(3) Inventories

	September 29, 2013	December 31, 2012
	($ in thousands)

Raw materials and manufactured components	$5,684	$4,772
Work-in-process	2,918	1,905
Finished goods	1,658	2,870

Total inventory	$10,260	$9,547

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	September 29, 2013	December 31, 2012
	( $ in thousands)

Accrued commissions	$1,014	$935
Accrued warranty	385	393
Accrued taxes	1,791	1,817
Accrued audit	378	388
Accrued legal	1,261	240
Accrued bonus	15	87
Payroll and payroll taxes	479	793
Accrued cost of sales	246	300
Accrued restructuring costs	3	111
Other	119	83

	$5,691	$5,147

Warranty

The Company provides standard warranty coverage for labor for 12 months and special extended material-only coverage on certain products. The Company estimates and records an accrual for anticipated warranty claims based on sales. The accrual for warranty claims covers the estimated costs of material, labor and travel. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty accrual include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 29, 2013 (in thousands):

Nine Months Ended September 29, 2013

Beginning balance, December 31, 2012	$393
Plus: accruals related to new sales	300
Less: warranty claims incurred and reserve adjustment	(308)

Ending balance, September 29, 2013	$385

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

The following table reflects changes in the reserves for restructuring charges for the nine months ended September 29, 2013 (in thousands):

Nine Months Ended September 29, 2013

Beginning balance, December 31, 2012	$111
Plus: charges to costs and expenses	176
Less: reduction of accrual	(71)
Less: cash payments	(213)

Ending balance, September 29, 2013	$3

(5) Debt

Long-term debt consisted of:

	September 29, 2013	December 31, 2012
	($ in thousands)
Mortgage note payable, interest rate of 4.43% and 5.50% at September 29, 2013 and December 31, 2012, respectively	$7,670	$7,964
Less - current portion of long-term debt	363	400

Long-Term debt, less current portion	$7,307	$7,564

On March 30, 2006, the Company entered into a $10 million mortgage note secured by its real property in Billerica, Massachusetts, which had an initial maturity date of December 23, 2015. On September 9, 2010, the Company signed a First Loan Modification Agreement relating to the mortgage note, which reduced the annual interest rate from 6.84% to 5.50% and the monthly payment from $76,280 to $69,000.

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of September 29, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $252,566. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units. Due to their anti-dilutive effect, approximately 1,315,670 and 1,291,326 options to purchase common stock were excluded from the calculation of diluted loss per share for the nine months ended September 29, 2013 and September 30, 2012, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

Stock Options

The Company’s stock option compensation expense was $140,027 and $436,984 for the three and nine months ended September 29, 2013, respectively, and $180,321 and $678,577 for the three and nine months ended September 30, 2012, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre- vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest have been reduced by an annualized estimated forfeiture rate of 4%.

Calculation of Fair Value - Assumptions Used:

	Nine months ended
	September 29, 2013	September 30, 2012

Expected Volatility	66.84%	66.85%
Expected Life (in years)	4.21	4.21
Risk-Free Interest Rate	0.79%	0.59%
Expected Dividend Yield	—	—

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company used significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term approximating the expected life of the options. The expected dividend yield is based upon the Company’s long-standing history of not issuing dividends and management’s current expectation of the same.

The following table summarizes the stock option activity during the nine months ended September 29, 2013:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2012	1,353,141	$6.20
Granted	112,933	$2.35
Forfeited/Cancelled	(150,404)	$9.69

Outstanding at September 29, 2013	1,315,670	$5.47	3.59	$212,109
Exercisable at September 29, 2013	862,852	$6.29	2.70	$5,543

The weighted-average grant date fair values of options granted during the nine-month periods ended September 29, 2013 and September 30, 2012 were $1.21 and $1.54, respectively. The aggregate fair values of options exercised during the nine-month periods ended September 29, 2013 and September 30, 2012 were $0 and $6,179, respectively.

As of September 29, 2013, there was $622,685 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.43 years. The total fair value of options vested during the nine-month period ended September 29, 2013 was $326,401.

Restricted Stock Units

In June 2013, the Company granted 20,250 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant was $2.35. These stock units vest over a two-year term. The Company has recorded compensation expense of $27,913 and $4,633 during the nine-month period ended September 29, 2013 and September 30, 2012, respectively, related to restricted stock units. As of September 29, 2013, there was $60,610 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.38 years.

(8) Revenue Recognition

For the three and nine months ended September 29, 2013, there was no revenue recognized using the percentage of completion method. For the three and nine months ended September 30, 2012, there was $794,990 and $1,173,427, respectively, of revenue recognized using the percentage of completion method.

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. Long-term debt is also reported at carrying value and approximates fair value as the interest rate on the mortgage note payable of 4.43% approximates the current market interest rate.

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

Tangible long-lived assets by geographic location are as follows:

	September 29, 2013	December 31, 2012
	($ in thousands)

United States	$3,071	$3,936
Asia Pacific	533	733

	$3,604	$4,669

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BTU International, Inc. (“BTU” or the “Company”), which was founded in 1950, incorporated as a Delaware corporation in 1981 and is headquartered in North Billerica, Massachusetts, is a global supplier of, and technology leader with respect to, advanced thermal processing equipment and processes to the electronic manufacturing and alternative energy markets. BTU equipment is used in the production of printed circuit board assemblies and semiconductor packaging as well as in solar cell, nuclear fuel and fuel cell manufacturing.

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

RESULTS OF OPERATIONS

Three months ended September 29, 2013 compared to the three months ended September 30, 2012.

The following table sets forth, for the periods indicated, selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	September 29, 2013		September 30, 2012
	( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$12,014	100.0%	$14,137	100.0%	(15.0)%
Cost of goods sold	8,480	70.6%	10,018	70.9%	(15.4)%

Gross profit	3,534	29.4%	4,119	29.1%	(14.2)%

Selling, general and administrative expenses	6,228	51.8%	4,925	34.8%	26.5%
Research, development and engineering expenses	1,276	10.6%	1,333	9.4%	(4.3)%

Operating loss	(3,970)	(33.0)%	(2,139)	(15.1)%	85.6%

Loss before provision for income taxes	(4,076)	(33.9)%	(2,245)	(15.9)%	81.6%

Provision for income taxes	998	8.3%	153	1.1%	552.3%

Net loss	$(5,074)	(42.2)%	$(2,398)	(17.0)%	111.6%

Net Sales. Net sales for the third quarter of 2013 were $12.0 million representing a decrease of $2.1 million, or 15.0%, as compared to the same period in the prior year. Net sales of electronic market systems decreased by $0.8 million, or 7.6%, as compared to the same period in the prior year. Net sales of alternative energy systems decreased by $1.1 million, or 48.6%, as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $0.3 million, or 14.5%, as compared to the same period in the prior year. The electronic market systems decrease represents a decrease in demand for Semi-Packaging systems and high-end Surface Mount Technology systems, particularly in Asia. The decrease in alternative energy sales is mainly due to lower nuclear product sales. The Company’s alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems, parts and service is due to the cyclical nature of the parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	September 29, 2013		September 30, 2012
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$2,357	19.6%	$1,377	9.8%
Europe, Near East	2,007	16.7%	3,355	23.7%
Asia Pacific	6,118	50.9%	9,107	64.4%
Other Americas	1,532	12.8%	298	2.1%

Total Revenue	$12,014		$14,137

Gross Profit. In the third quarter of 2013, gross profit was $3.5 million, a decrease of $0.6 million, compared to the third quarter of 2012 due primarily to the 15.0% decrease in net sales. In the third quarter of 2013, gross profit as a percentage of sales remained relatively flat at 29.4% as compared to 29.1% in the same period in 2012.

Selling, General and Administrative (SG&A). SG&A third quarter 2013 expenses of $6.2 million increased by $1.3 million compared to the same period in the prior year. The increase is primarily due to the $1.5 million payable as a result of the legal settlement as disclosed below in Part II, Item 1 - Legal Proceedings.

Research, Development and Engineering (RD&E). RD&E third quarter 2013 expenses of $1.3 million remained relatively flat as compared to the same period in the prior year.

Interest Income (Expense). In the third quarter of 2013, net interest expense remained relatively flat at $0.1 million as compared to the same period in 2012.

Foreign Exchange Loss. The foreign exchange loss in the third quarter of 2013 was $33,000 as compared to a loss of $3,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency transactions in the Company’s foreign operations for the applicable period.

Income Taxes. For the three months ended September 29, 2013, the Company recorded an income tax provision of $1.0 million as compared to an income tax provision of $0.2 million for the same period in 2012. The income tax provision recorded for the three months ended September 29, 2013 is primarily due to establishing a $1.1 million valuation allowance on all deferred tax assets related to the China manufacturing subsidiary. Accounting Standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, a valuation allowance may be needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review as of September 29, 2013, the Company concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the China manufacturing subsidiary, where cumulative losses have been incurred during recent periods. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on the China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

RESULTS OF OPERATIONS

Nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

The following table sets forth, for the periods indicated, selected items in our condensed consolidated statements of operations expressed as a percentage of net sales.

Summary Condensed Consolidated Statements of Operations

	Nine Months Ended
	September 29, 2013		September 30, 2012
	( $ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$36,761	100.0%	$45,007	100.0%	(18.3)%
Cost of goods sold	25,103	68.3%	30,983	68.8%	(19.0)%

Gross profit	11,658	31.7%	14,024	31.2%	(16.9)%

Selling, general and administrative expenses	15,237	41.4%	15,674	34.8%	(2.8)%
Research, development and engineering expenses	3,427	9.3%	4,121	9.2%	(16.8)%

Operating loss	(7,006)	(19.1)%	(5,771)	(12.8)%	21.4%

Loss before provision for income taxes	(7,377)	(20.1)%	(6,124)	(13.6)%	20.5%

Provision for income taxes	1,083	2.9%	430	1.0%	151.9%

Net loss	$(8,460)	(23.0)%	$(6,554)	(14.6)%	29.1%

Net Sales. Net sales for the first nine months of 2013 were $36.8 million, representing a decrease of $8.2 million, or 18.3%, as compared to the same period in the prior year. Net sales of electronic market systems decreased by $2.1 million, or 6.6%, and net sales of alternative energy systems decreased by $4.5 million, or 74.5%, each as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales decreased by $1.6 million, or 24.9%, as compared to the same period in the prior year. The electronic market systems decrease represents a decrease in demand for Surface Mount Technology systems, particularly in Asia. The alternative energy systems sales decrease for the nine months of 2013 as compared to the same period in the prior year is due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease is due to lower sales of both solar and nuclear products. The decrease in sales in the other market systems, parts and service is due to the cyclical nature of the parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Nine Months Ended
	September 29, 2013		September 30, 2012
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$6,333	17.2%	$6,008	13.3%
Europe, Near East	4,695	12.8%	6,673	14.8%
Asia Pacific	22,567	61.4%	31,133	69.2%
Other Americas	3,166	8.6%	1,193	2.7%

Total Revenue	$36,761		$45,007

Gross Profit. The first nine months of 2013 gross profit of $11.7 million decreased by $2.4 million compared to the first nine months of 2012 due primarily to the 18.3% decrease in net sales. In the first nine months of 2013, gross profit as a percentage of sales remained relatively flat at 31.7% as compared to 31.2% in the same period in 2012.

Selling, General and Administrative (SG&A). SG&A first nine months of 2013 expenses of $15.2 million decreased by $0.4 million compared to the same period in the prior year. The decrease is primarily due to the lower commission expense on reduced sales and cost reductions taken in the Company’s service, marketing and administrative functions as well as a reduction of bad debt reserves of approximately $277,000. In the second quarter of 2013, management determined that certain accounts receivable balances that had been reserved for in prior quarters were deemed collectible, as the amounts were subsequently collected from customers. Offsetting these decreases is the $1.5 million payable as a result of the legal settlement as disclosed below in Part II, Item 1 - Legal Proceedings.

Research, Development and Engineering (RD&E). RD&E first nine months of 2013 expenses of $3.4 million decreased by $0.7 million, or 16.8%, from the same period in the prior year as a result of headcount reductions and expense reductions in the Company’s RD&E functions.

Interest Income (Expense). In the first nine months of 2013, net interest expense remained relatively flat at $0.3 million as compared to the same period in 2012.

Foreign Exchange Loss. The foreign exchange loss in the first nine months of 2013 was $147,000 as compared to a loss of $56,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency transactions in the Company’s foreign operations in the applicable period.

Income Taxes. For the nine months ended September 29, 2013, the Company recorded an income tax provision of $1.1 million compared to a provision of $0.4 million in the same period in the prior year. The income tax provision recorded for the nine months ended September 29, 2013 is primarily due to establishing a $1.1 million valuation allowance on all deferred tax assets related to the China manufacturing subsidiary. Accounting Standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, a valuation allowance may be needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review as of September 29, 2013, the Company concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the China manufacturing subsidiary, where cumulative losses have been incurred during recent periods. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on the China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2013, we had $16.7 million in cash and cash equivalents, a decrease of $3.5 million, compared to $20.2 million at December 31, 2012.

During the nine months ended September 29, 2013, the Company used net cash of approximately $3.1 million for operating activities. This use of cash was primarily the result of a net loss of $8.5 million and an increase in inventory of $2.3 million, offset by a decrease in accounts receivable of $0.7 million, an increase in accounts payable of $1.1 million, a decrease in other current assets of $1.4 million and the adding back of non-cash expenses for depreciation and amortization of $1.3 million, stock-based compensation of $0.5 million, deferred taxes of $0.8 million and inventory provisions of $1.7 million.

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of September 29, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $252,566. This restricted cash value is included in the Company’s balance sheet in other current assets.

On March 30, 2006, the Company entered into a $10 million mortgage note secured by its real property in Billerica, Massachusetts, which had an initial maturity date of December 23, 2015. On September 9, 2010, the Company signed a First Loan Modification Agreement relating to the mortgage note, which reduced the annual interest rate from 6.84% to 5.50% and the monthly payment from $76,280 to $69,000.

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on September 29, 2013 of approximately $7.7 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

As of September 29, 2013, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the nine months ended September 29, 2013, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RISK FACTORS

During the nine months ended September 29, 2013, there have been no significant changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including without limitation statements about our expectation for minimal revenue from solar equipment in 2013 and the sufficiency of our cash position and cash flows. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report and other reports we have filed with the SEC, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, we disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

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

As of September 29, 2013 and December 31, 2012, all of our long-term debt obligations are fixed rate financial instruments. However, on September 26, 2018, the interest rate related to the mortgage note will be adjusted to a per annum fixed rate, to be applicable until the maturity date of September 26, 2023, equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013.

Item 1A.	Risk Factors

During the nine months ended September 29, 2013, there have been no material changes to the items that we disclosed as risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1 -	Second Modification Agreement between the Company and Salem Five Cents Savings Bank, dated September 26, 2013, incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 2, 2013

Exhibit 10.2 -	Second Amended and Restated Commercial Real Estate Promissory Note by the Company in favor of Salem Five Cents Savings Bank, dated September 26, 2013, incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 2, 2013

Exhibit 31.1 -	Section 302 Certification

Exhibit 31.2 -	Section 302 Certification

Exhibit 32.1 -	Section 906 Certification

Exhibit 32.2 -	Section 906 Certification

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

BTU INTERNATIONAL, INC.

DATE: November 8, 2013	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: November 8, 2013	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)