Form 10-K
period 2013-12-31
BTU INTERNATIONAL INC
filed 2014-03-13
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock, $0.01 par value, of the Company held by non-affiliates of the Company (assuming for these purposes, but without conceding, that all executive officers and directors of the registrant are affiliates of the registrant) was $18,719,827 on June 28, 2013, based upon the closing price on that date on the NASDAQ Global Market.

As of February 27, 2014, the number of shares outstanding of the registrant’s common stock was 9,556,889 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Specifically identified portions of the Company’s definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which 2014 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III of this Annual Report on Form 10-K.

BTU INTERNATIONAL, INC.

2013 FORM 10-K ANNUAL REPORT

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of our management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with our foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed below in Item 1A under the heading “Risk Factors.” Actual results may vary materially. We disclaim any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated, even if our estimates or expectations change. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

PART I

ITEM 1.	BUSINESS

Overview

BTU International, Inc. (“BTU” or the “Company”), which was founded in 1950, was incorporated as a Delaware corporation in 1981 and is headquartered in North Billerica, Massachusetts. The Company operates as a single business segment called Thermal Processing Capital Equipment. Our business consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. Our customers are multinational original equipment manufacturers and contract manufacturing companies. For financial information regarding our business, please see our consolidated financial statements for the year ended December 31, 2013 that are included in this Annual Report on Form 10-K.

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. In the alternative energy market, our customers use our thermal systems for the processing of nuclear fuel.

Industry Background

Electronics Markets

Demand for increasingly sophisticated electronic devices continues, and we expect that new technologies such as wireless networks, next generation cellular phones and tablets will help to drive future growth. Electronic equipment continues to become more complex, yet end users are still demanding smaller, lighter and less expensive devices. This, in turn, requires increased performance and reduced cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment, such as that supplied by BTU.

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

BTU recently introduced the SINTERRA™ metallization product line. SINTERRA™ combines advanced process features with industry-leading uptime as the new flagship of the BTU metallization line. These systems generally range in price from $100,000 to $250,000.

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

Nuclear Fuel. Another application for BTU systems is for sintering nuclear fuel. These sintering processes operate at approximately 1750°C in a hydrogen reduction atmosphere. Our leading product for this application is our patented Walking Beam system, which is ideally suited for the high volume manufacture of nuclear fuels. It uses a walking beam transport system to eliminate friction associated with the conveyance of heavy loads through the process chamber. Walking Beam systems, which are used to sinter gadolinium and uranium pellets used for nuclear fuel generation, generally sell in the range of $2.7 million to $3.3 million.

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

Our Solution

We deliver a broad range of thermal processing systems to serve the needs of manufacturers that require high throughput, process yields and reliability with tightly controlled process parameters. Our systems are designed to enable our customers to increase product performance, throughput and yield for electronics assembly, solar cell processing and nuclear fuel sintering by providing precise atmospheric and temperature control. In addition to the expected high performance of our products, we believe maintaining the quality standards of our organization and our worldwide service and support are important to our success with industry leading global manufacturers.

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

Our Strategy

Our objective is to be the leading provider of thermal and other processing systems to the electronics assembly and alternative energy markets. To achieve this goal and maximize value for our shareholders, our strategy includes the following elements:

1.	Deepen relationships with key partners to facilitate product and process development for next generation technologies;

2.	Continue to focus on cost reduction initiatives, including the improvement of our global supply chain and reduction in materials costs;

3.	Further penetrate existing markets, such as electronics, and new customers by developing innovative products with a low cost of ownership and by offering exceptional customer support; and

4.	Expand our low-cost manufacturing and engineering operations in China.

Products

We supply a broad range of primarily thermal processing systems for the electronics assembly and alternative energy markets. Our products are used for such applications as printed circuit board assembly and semiconductor packaging, solar cell manufacturing and nuclear fuel processing. Most of our products are used for thermal processing operations; typically having a processing chamber that allows products to enter and exit in a continuous mode through the process chamber via a transport mechanism—in most cases a conveyor belt. A control system regulates a series of electric heaters to produce a consistent, even temperature profile through radiant, convection or infrared heating as required by the customers’ process.

Electronics Products

Printed Circuit Board Assembly. We currently sell thermal processing systems used in the solder reflow and curing stages of printed circuit board assembly. Our printed circuit board assembly products are used primarily in the advanced, high-density segments of the market that utilize surface mount technology.

At the end of 2012, BTU announced the DYNAMO™, the newest reflow oven platform, designed specifically for processing portable electronics. The DYNAMO™ convection reflow oven is positioned to maximize customer value for portable electronics manufacturers, where products are typically lighter, smaller and less complex than other applications. Featuring a new convection design, the DYNAMO™ delivers high efficiency through innovative thermal transfer delivering excellent temperature and gas flow uniformity across the chamber. The DYNAMO platform will be initially targeted geographically in markets with high concentrations of portable electronics manufacturers such as Asia and South America.

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

The market need for lead free solder reflow presents a unique challenge by requiring a process temperature that is critically close to the destruct temperature of the components that are being attached. The PYRAMAX™ system’s unique closed loop convection control is designed to provide a repeatable tight temperature window that is optimized for lead free solder reflow.

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

For the metallization process, BTU offers a complete line of Rapid Thermal Processing furnaces utilizing near infrared heating technology. Systems come in varying lengths and widths to suit specific throughput requirements. The product line has been specifically designed for the solar cell metallization process and is used for contact drying and firing. Specialized features include rapid heating via densely spaced tungsten lamps and rapid cooling rates obtained through proprietary water cooling technology. BTU recently introduced the SINTERRA™ metallization product line. SINTERRA™ combines advanced process features with industry-leading uptime as the new flagship of the BTU metallization line. These systems generally range in price from $100,000 to $250,000.

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

Customers

Many of our principal customers are large-volume global manufacturers that use our products in multiple facilities worldwide. Of our top ten revenue generating customers in 2013, one customer accounted for $8.2 million, or 17.4% of total net sales.

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

Research, Development and Engineering

Our efforts in 2013 were directed towards development of new products for both the electronics and alternative energy businesses, improvements to our offerings in the solar cell equipment market, as well as upgrades to our core in-line furnace business. Product platform extensions are being handled by our U.S. and China technical team, while most new technology is being developed in the U.S. BTU’s recently announced DYNAMO™ solder reflow platform was designed through collaboration between our China and U.S. teams. Our engineering and applications teams are working with a number of partners to further develop processes related to metallization, annealing and in-line diffusion for both standard and next generation high efficiency cells which would uniquely benefit from our type of low cost process.

Our development team is looking at and modeling our heating, cooling, conveyance methods, insulation, and materials of construction to enhance our furnace performance and widen the possible number of process applications available to us. A number of these ideas are already being made available to our customers, and this will continue in 2014. We are also piloting a novel heating system and investigating possible applications for this.

Our research, development, and engineering costs for the years ending December 31, 2013, 2012, and 2011 can be found under the heading “Consolidated Statement of Operations Data” in Item 6 of this report, which is incorporated herein by reference.

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

Intellectual Property

We seek to protect our intellectual property by filing patents on proprietary features of our advanced thermal processing systems and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights, including our trademarks, trade secrets and copyrights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As a global supplier of equipment, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the U.S. Our current portfolio includes 36 issued patents, 27 trademarks that are registered or pending and 20 pending patent applications.

We license software programs from third-party developers and incorporate them into our products. Generally, these agreements grant us non-exclusive licenses to use the software and terminate only upon a material breach by us. We believe that such licenses are generally available on commercially reasonable terms from a number of licensors.

Backlog

Backlog as of December 31, 2013, was $6.5 million, compared to $6.2 million as of December 31, 2012. As of December 31, 2013, we expected to ship our year-end backlog within 40 weeks. Solder reflow systems are typically shipped within 3 to 8 weeks. The backlog of our custom systems is expected to be shipped within 12 to 40 weeks. We include in backlog only those orders for which the customer has issued a purchase order and for which we have a defined delivery schedule within 12 months. Due to possible changes in delivery schedules, lead time variations and order cancellations, our backlog at any particular date is not necessarily representative of sales for any subsequent period.

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

Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Folungwin, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. Our systems for the alternative energy markets and other applications compete primarily against products offered by Despatch, Amtech, Centrotherm, SierraTherm, Smit and Harper. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Employees

As of December 31, 2013, we had 290 employees, of whom 68 were engaged in sales, marketing and service, 27 in research, development and engineering, 32 in finance and administration and 163 in operations. Of these 290 employees, 190 reside outside of the U.S. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control in our facilities in 2014.

As an equipment manufacturer, we generate and dispose of small quantities of solid waste that is considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because we historically used a waste disposal firm that disposed of the solid waste at a site that the EPA has designated as a Superfund site, we have been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is $225,140. This amount is included in Accrued Expenses on the Consolidated Balance Sheet as of December 31, 2013 as it had not been paid as of that date.

Our Web Site

Our web site is www.btu.com. It provides information about us, and allows you to obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. References to our web site are inactive textual references only, and the information contained or incorporated on our web site is not a part of or incorporated into this Annual Report on Form 10-K for any purpose.

ITEM 1A.	RISK FACTORS

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

Solar Energy. The solar energy sector is primarily dependent upon continuation of governmental subsidies which have been scaled back. A further decline in these subsidies would reduce our ability to grow our business in this market due to reduced capital spending by the manufacturers of solar panels. The solar industry is currently facing overcapacity in its production capacity. This overcapacity has a meaningful negative impact on demand for capital equipment supplied to this industry.

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

Since 2005, we have been pursuing a strategy of developing and selling thermal products for the solar market. Although this strategy produced meaningful sales in the solar market in 2010 and 2011, the significant decline in the solar market in 2012 and 2013 has meant that we have not achieved the results we had hoped for. Although we continue to believe that the solar market presents an attractive opportunity for our products, in the near term we are funding our investments and operations in the solar market from cash flows from sales of our products to the non-solar market and our cash on hand. If the solar market does not improve, or if our products do not gain the acceptance we have planned, our cash resources will not allow us to continue making investments in the solar market and we will need to take action to restructure the Company. Such actions, which could include exiting the solar business, selling assets or workforce reductions, could have a material adverse effect on our financial condition and result of operations and on the price of our stock.

If we are unable to increase sales and reduce costs, our profitability and liquidity may be affected negatively.

We had an operating loss of $9.7 million in 2013 compared to operating loss of $10.4 million in 2012. We attribute a large portion of the operating loss in 2013 to decreases in sales and the under-absorption of costs in our facilities, and the result of the legal settlement that was recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013. We may not experience growth in our business in 2014, which will negatively impact our profitability and liquidity.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.

The industry in which we do business is highly competitive. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings. If customers prefer products offered by our competitors, we will have difficulty maintaining or increasing our revenue. Our principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Folungwin, ERSA, and Rehm. Our principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. Our systems for the alternative energy markets and other applications compete primarily against products offered by Centrotherm, Amtech, Factory 48, Despatch, SierraTherm, Smit and Harper. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, or the introduction by our competitors of products with perceived or actual advantages, could result in reduced sales of, or lower margins on, our products. In future years, we expect to face increased competition based on price, particularly from companies in Asia. If we are unable to reduce the costs of our products or introduce new lower cost products, we may lose sales to these competitors.

A significant amount of our cash is in China and may not be brought back to the United States without tax consequences, which reduces our flexibility in deploying our liquidity.

We do not accrue incremental U.S. taxes on our revenues from China as these earnings are considered to be indefinitely reinvested outside of the U.S. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2013. These increased taxes could materially adversely affect our financial condition and results of operations and therefore reduce the flexibility we have to deploy our cash.

Sales made by our international operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

Our international sales accounted for 82.1% of our consolidated revenue for 2013. We expect to continue to generate a significant percentage of our revenue outside the U.S. for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the U.S., primarily in Asia and Europe. Our international operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

During 2013, 61.0% of our revenue was generated from sales in the Asia Pacific region. Political or economic instability in any of the major Asia Pacific economies may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face competition from a number of suppliers based in the Asia Pacific region that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, lower operating and regulatory costs, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of electronics or solar cells produced in the Asia Pacific region could negatively impact spending by our customers.

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

We face the risk of product liability claims or other litigation, which could be expensive and may divert management’s attention from running our business.

The manufacture and sale of our products involve the risk of product liability claims. In addition, a failure of one of our products at a customer site could interrupt the business operations of our customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us. We may also be involved in other legal proceedings or claims and experience threats of legal action from time to time in the ordinary course of our business.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements require companies to conduct due diligence efforts to determine whether products contain such conflict minerals, with initial disclosure requirements beginning in May of 2014. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. As a result, we may be unable to certify that our products are conflict mineral free.

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

Paul J. van der Wansem, our chairman and chief executive officer, beneficially owns approximately 20.1% of our outstanding common stock as of December 31, 2013. Due to this concentration of ownership, Mr. van der Wansem may be able to prevail on all matters requiring a stockholder vote, including:

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

On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013. The payable balance on this settlement as of December 31, 2013 was $1.2 million.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “BTUI.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2012
First Quarter	3.69	2.53
Second Quarter	3.21	2.64
Third Quarter	2.78	2.10
Fourth Quarter	2.36	1.89
Year Ended December 31, 2013
First Quarter	3.45	1.96
Second Quarter	2.63	2.15
Third Quarter	3.38	2.42
Fourth Quarter	4.26	2.30

As of January 31, 2014, we had 398 record holders of our common stock.

Dividend Policy

Our policy is to retain cash to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. The payment of dividends in the future will depend on our growth, profitability, financial condition and other factors that our board of directors may deem relevant.

Stock Performance

The graph below matches the Company’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13
BTU International, Inc.	100.00	158.75	222.20	65.00	48.75	75.25
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Information Technology	100.00	161.72	178.20	182.50	209.55	269.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for each of the years ended December 31, 2013, December 31, 2012 and December 31, 2011 and the selected consolidated balance sheet data as of December 31, 2013 and December 31, 2012 have been derived from our consolidated financial statements audited by independent registered public accountants, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2010 and December 31, 2009 and the selected consolidated balance sheet data as of December 31, 2011, December 31, 2010 and December 31, 2009 have been derived from audited financial statements not included in this Annual Report on Form 10-K. This data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net sales	$47,754	$58,089	$76,128	$81,607	$45,086
Cost of goods sold	33,048	41,617	47,542	47,851	32,706

Gross profit	14,706	16,472	28,586	33,756	12,380
Selling, general and administrative	19,786	20,965	22,721	23,063	18,957
Research, development and engineering	4,604	5,450	7,056	6,575	6,882
Restructuring	—	424	401	—	—

Operating income (loss)	(9,684)	(10,367)	(1,592)	4,118	(13,459)
Interest income	53	63	77	81	236
Interest expense	(418)	(462)	(481)	(601)	(673)
Foreign exchange loss	(193)	(224)	(139)	(33)	(278)
Other income (expense), net	65	58	365	(6)	44

Income (loss) before provision for income taxes	(10,177)	(10,932)	(1,770)	3,559	(14,130)
Provision for income taxes	1,291	65	952	1,378	435

Net income (loss)	$(11,468)	$(10,997)	$(2,722)	$2,181	$(14,565)

Income (loss) per share:
Basic	$(1.20)	$(1.16)	$(0.29)	$0.24	$(1.58)
Diluted	$(1.20)	$(1.16)	$(0.29)	$0.23	$(1.58)
Weighted average shares outstanding:
Basic	9,539	9,509	9,434	9,277	9,222
Diluted	9,539	9,509	9,434	9,428	9,222

	December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents	$13,991	$20,218	$18,948	$22,753	$25,397
Working capital	22,130	31,894	41,634	41,537	37,132
Total assets	40,330	48,669	56,718	67,645	58,794
Total liabilities	21,421	19,189	17,266	27,805	23,101
Stockholders’ equity	18,909	29,480	39,452	39,840	35,693

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BTU International, Inc. (“BTU” or the “Company”), which was founded in 1950, was incorporated as a Delaware corporation in 1981 and is headquartered in North Billerica, Massachusetts The Company operates as a single business segment called Thermal Processing Capital Equipment. Our business consists of the designing, manufacturing, selling and servicing of thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in: low temperature curing/encapsulation; hybrid integrated circuit manufacturing; integrated circuit packaging and sealing; and processing multi-chip modules. In addition, the equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, as well as brazing and the sintering of ceramics and powdered metals, and the deposition of precise thin film coatings. Our customers are multinational original equipment manufacturers and contract manufacturing companies. For financial information regarding our business, please see our consolidated financial statements for the year ended December 31, 2013 that are included in this Annual Report on Form 10-K

Our customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, our convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, we participate in both wafer level and die level packaging, where our thermal processing systems are used to connect and seal integrated circuits into a package. In the solar market, BTU offers processing equipment for both silicon and thin film photovoltaics. In the alternative energy market, our customers use our thermal systems for the processing of nuclear fuel.

Critical Accounting Policies and Significant Estimates

The following is a discussion of those accounting policies that we deem to be “critical”—that is, they are important to the portrayal of our financial condition and results of operations, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under these guidelines, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, we recognize revenue upon acceptance when the terms of sale include customer acceptance provisions and compliance with those customer acceptance provisions has not been previously demonstrated. Applying the requirements of ASC 605 to future sales arrangements used in our equipment sales may result in the deferral of the revenue for some equipment sales. Products shipped to customers that do not meet the threshold requirements for revenue recognition as outlined above remain in our inventory on the Consolidated Balance Sheet until revenue is recognized. Any cash collected from customers for products for which revenue has been deferred is recorded as Deferred Revenue on the Consolidated Balance Sheet.

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

Under the percentage of completion method, revenue and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended December 31, 2013, 2012, and 2011, we recorded revenue of $0, $1,731,686 and $2,406,714, using the percentage of completion method, respectively.

Inventory Valuation. Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on standard cost and then adjust inventories to actual cost at reasonable intervals to reflect current conditions to approximate the first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of costs or net realizable value. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales and establish a new cost basis. We recorded inventory provisions in cost of goods sold of $1,868,000, $5,261,000 and $2,294,000 for the years ended December 31, 2013, 2012, and 2011 respectively

Stock-Based Compensation. We account for share-based compensation in accordance with the provisions of FASB ASC Topic 718,Compensation—Stock Compensation (“ASC 718”). Under these guidelines, we expense share-based compensation under the straight-line method. The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options. For the years ended December 31, 2013, 2012, and 2011, we recorded share based compensation of $631,000, $836,000 and $1,272,000, respectively.

Accounting for Income Taxes. We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in FASB ASC Topic 740, Income Taxes (“ASC 740”), we must establish a valuation allowance.

Management’s judgments and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, a valuation allowance may be needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of management’s review as of September 29, 2013, the Company concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the China manufacturing subsidiary, where cumulative losses have been incurred during recent periods. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on the China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company believes that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As of December 31, 2013 and 2012, the Company has recorded accruals of approximately $114,000 in connection with uncertain tax positions.

The Company’s major tax jurisdictions include the United States and China. We are no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in our major jurisdictions for years before 2008, except to the extent of net operating loss and tax credit carryforwards from those years. For the year ended December 31, 2013, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months

In the past, we have benefited from a partial “tax holiday” in our Shanghai manufacturing subsidiary. The Chinese government tax authorities passed legislation that imposes an equalization of income tax rates for both domestic and foreign companies at a rate of 25%. This law became effective on January 1, 2008 and has been phased in by gradually increasing our tax rate until it reached 25% in the first quarter of 2012.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Operations for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.2%	71.6%	62.5%

Gross profit	30.8%	28.4%	37.5%
Operating expenses:
Selling, general and administrative	41.4%	36.1%	29.8%
Research, development and engineering	9.6%	9.4%	9.3%
Restructuring	0.0%	0.7%	0.5%

Operating loss	(20.3)%	(17.8)%	(2.1)%
Interest income	0.1%	0.1%	0.1%
Interest expense	(0.9)%	(0.8)%	(0.6)%
Foreign exchange loss	(0.4)%	(0.4)%	(0.2)%
Other income, net	0.1%	0.1%	0.5%

Loss before provision for income taxes	(21.3)%	(18.8)%	(2.3)%
Provision for income taxes	2.7%	0.1%	1.3%

Net loss	(24.0)%	(18.9)%	(3.6)%

YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO YEAR ENDED DECEMBER 31, 2012

	Years Ended December 31,
	2013		2012
		( $ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$47,754	100.0%	$58,089	100.0%	(17.8)%
Cost of goods sold	33,048	69.2%	41,617	71.6%	(20.6)%

Gross profit	14,706	30.8%	16,472	28.4%	(10.7)%
Selling, general and administrative expenses	19,786	41.4%	20,965	36.1%	(5.6)%
Research, development and engineering expenses	4,604	9.6%	5,450	9.4%	(15.5)%
Restructuring	—	0.0%	424	0.7%	(100.0)%

Operating loss	(9,684)	(20.3)%	(10,367)	(17.8)%	(6.6)%
Loss before provision for income taxes	(10,177)	(21.3)%	(10,932)	(18.8)%	(6.9)%

Provision for income taxes	1,291	2.7%	65	0.1%	1886.2%

Net loss	$(11,468)	(24.0)%	$(10,997)	(18.9)%	4.3%

Net Sales. Net sales in 2013 decreased by $10.3 million or 17.8% compared to 2012. Net sales for the Company’s electronics market systems decreased from $42.0 million in 2012 to $40.2 million in 2013, a decrease of $1.8 million or 4.4%. The alternative energy systems sales decreased from $7.4 million in 2012 to $1.6 million in 2013, a decrease of $5.9 million or 79.1%. The other market systems, parts and service sales decreased from $8.6 million in 2012 to $6.0 million in 2013, a decrease of $2.6 million or 30.3%. The electronic market systems decrease represents a decrease in demand for Surface Mount Technology systems and other electronics, particularly in Asia, offset by an increase in demand for semiconductor packaging systems in the United States. The Company’s alternative energy systems 2013 sales decrease as compared to 2012 was due to the continued weakening of the worldwide solar industry which started in the second quarter of 2011. The other market systems, parts and service 2013 sales decrease as compared to 2012 was due to the cyclical nature of the parts and service business combined with a decrease in other market system sales.

As a result of the weakness in capital spending in the solar industry, we expect minimal revenue from solar products in the immediate future.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	2013		2012		2011
United States	$8,541	18%	$8,756	15%	$13,199	17%
Europe and Near East	6,647	14%	9,242	16%	5,759	8%
Asia Pacific	29,138	61%	38,606	66%	53,052	70%
Other Americas	3,428	7%	1,485	3%	4,118	5%

Total Revenue	$47,754		$58,089		$76,128

Gross Profit. Gross profit for 2013 decreased to $14.7 million or a decrease of 10.7% from $16.5 million in 2012. The gross profit as a percentage of sales for 2013 increased to 30.8% from 28.4% for 2012, due primarily to lower inventory write-downs recorded in 2013 compared to 2012. Our results of operations in future quarters could also be affected by further inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A expenses decreased by $1.2 million or 5.6% from $21.0 million in 2012 to $19.8 million in 2013, but increased as a percentage of sales from 36.1% in 2012 to 41.4% in 2013. For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions; offset by higher legal expense in 2013 due to the settlement of previously disclosed litigation. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

Research, Development and Engineering (RD&E). RD&E expenses decreased by $0.8 million or 15.5% to $4.6 million in 2013 from $5.5 million in 2012. The decreases are the result of headcount reductions and expense reductions in the Company’s RD&E functions as we moderated our spending on the development of new solar technologies.

Operating Loss. The 17.8% net sales decrease and its associated negative effect on gross profit combined with higher legal expenses in connection with the settlement of previously disclosed litigation resulted in an operating loss in 2013 of $9.7 million as compared to an operating loss of $10.4 million in 2012.

Interest Income (Expense). During the year ended December 31, 2013 as compared to the year ended December 31, 2012, net interest expense remained relatively flat at $0.4 million.

Foreign Exchange Loss. The foreign exchange loss in 2013 was $193,000 as compared to a loss of $224,000 in 2012. The net exchange loss is primarily the result of foreign currency exposure in the Company’s foreign operations.

Income Taxes. For the twelve months ended December 31, 2013, the Company recorded an income tax provision of $1.3 million compared to a provision of $65,000 in the same period in the prior year. The income tax provision recorded for the twelve months ended December 31, 2013 is primarily due to establishing a $1.1 million valuation allowance on all deferred tax assets related to the China manufacturing subsidiary. The applicable accounting standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, a valuation allowance may be needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of Company’s review as of September 29, 2013, the Company concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the China manufacturing subsidiary, where cumulative losses have been incurred during recent periods. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. China withholding taxes primarily result from corporate royalty charges based on the China manufacturing subsidiary net sales. U.S. taxes have had no impact to the rate fluctuation as the U.S. Company operates at a loss.

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 25% in 2013 and 2012 and 24% in 2011. In 2014, the statutory tax rate for our China manufacturing subsidiary will remain at 25%.

YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Years Ended December 31,
	2012		2011
	($ in thousands)
		% of net sales		% of net sales	Percent change
Net sales	$58,089	100.0%	$76,128	100.0%	(23.7)%
Cost of goods sold	41,617	71.6%	47,542	62.5%	(12.5)%

Gross profit	16,472	28.4%	28,586	37.5%	(42.4)%
Selling, general and administrative expenses	20,965	36.1%	22,721	29.8%	(7.7)%
Research, development and engineering expenses	5,450	9.4%	7,056	9.3%	(22.8)%
Restructuring	424	0.7%	401	0.5%	5.7%

Operating loss	(10,367)	(17.8)%	(1,592)	(2.1)%	551.2%
Loss before provision for income taxes	(10,932)	(18.8)%	(1,770)	(2.3)%	517.6%

Provision for income taxes	65	0.1%	952	1.3%	(93.2)%

Net loss	$(10,997)	(18.9)%	$(2,722)	(3.6)%	304.0%

Net Sales. Net sales in 2012 decreased by $18.0 million or 23.7% compared to 2011. Net sales for the Company’s electronics market systems increased from $34.9 million in 2011 to $42.0 million in 2012, an increase of $7.1 million or 20.3%. The alternative energy systems sales decreased from $29.2 million in 2011 to $7.4 million in 2012, a decrease of $21.8 million or 74.6%. The other market systems, parts and service sales decreased from $11.9 million in 2011 to $8.6 million in 2012, a decrease of $3.3 million or 27.7%. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in China and an increase in demand for semiconductor packaging systems in the United States. The Company’s alternative energy systems 2012 sales decrease as compared to 2011 was due to the continued weakening of the worldwide solar industry which started in the second quarter of 2011. The other market systems, parts and service 2012 sales decrease as compared to 2011 was due to the cyclical nature of the parts and service business combined with a decrease in other market system sales.

As a result of the weakness in capital spending in the solar industry, we expect minimal revenue from solar products over the immediate future.

Gross Profit. Gross profit for 2012 decreased to $16.5 million or a decrease of 42.4% from $28.6 million in 2011. The gross profit as a percentage of sales for 2012 decreased to 28.4% from 37.5% for 2011, due primarily to lower volume, product mix and overhead under absorption at our factories combined with higher inventory write-downs. Our results of operations in future quarters could also be affected by further inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A expenses decreased by $1.8 million or 7.7% from $22.7 million in 2011 to $21.0 million in 2012, but increased as a percentage of sales from 29.8% in 2011 to 36.1% in 2012. For the year ended December 31, 2012 as compared to the year ended December 31, 2011, the decrease is primarily due to the lower commission on reduced sales and cost reduction actions taken in the Company’s service, marketing and administrative functions; offset by higher bad debt expense in 2012. In 2012, management determined certain accounts receivables were uncollectable and recorded bad debt expense of approximately $1.4 million. Our results of operations in future quarters could also be affected by further reductions in operating expenses.

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

Interest Income (Expense). During the year ended December 31, 2012 as compared to the year ended December 31, 2011, net interest expense remained relatively flat at $0.4 million.

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

Our statutory federal income tax rate is 34.0%. The Company’s statutory income tax rate for its China manufacturing subsidiary is 25% in 2012 and 24% in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had $14.0 million in cash and cash equivalents, a decrease of $6.2 million compared to $20.2 million at the end of 2012. Approximately $9.4 million of the $14.0 million in cash and cash equivalents is held at our foreign subsidiaries as of December 31, 2013.

During 2013, the Company used net cash of approximately $5.8 million for operating activities. This use of cash was primarily the result of a net loss of $11.5 million; an increase in accounts receivable of $1.4 million and an increase in inventory of $2.0 million, offset by a decrease in other current assets of $2.4 million; an increase of deferred revenue of $1.2 million; an increase of accrued expenses of $1.1 million and an add back of non-cash expenses of depreciation and amortization of $1.6 million, stock-based compensation of $0.6 million and inventory provisions of $1.9 million and deferred taxes of $0.8 million.

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of December 31, 2013, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $247,515. This restricted cash value is included in the Company’s balance sheet in other current assets.

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on December 31, 2013 of approximately $7.6 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

As of December 31, 2013, the Company has no material commitments relating to capital expenditures.

The Company’s business forecasts project that our cash position and cash flow will be sufficient to meet our corporate, operating and capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at December 31, 2013 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2014	2015- 2016	2017- 2018	2019 and Thereafter
Long-term debt (1)	$7,586	$367	$785	$858	$5,576
Interest on long-term debt	2,407	329	607	534	937
Operating leases	281	196	85	—	—
Open purchase orders	2,462	2,462	—	—	—

Total	$12,736	$3,354	$1,477	$1,392	$6,513

(1)	Mortgage Note Payable, due September 2023
(2)	The Company has a liability at December 31, 2013, including potential interest and penalties, of approximately $114,000 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns.

The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to disclose items reclassified out of accumulated other Comprehensive Income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The application of this standard did not have material impact on the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2013, all of our long-term debt obligations are fixed rate financial instruments. Therefore we are not exposed to interest rate risk resulting from variable interest rate of our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BTU International, Inc:

We have audited the accompanying consolidated balance sheets of BTU International, Inc., and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the audit standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTU International, Inc., and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2014

BTU INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$13,991	$20,218
Accounts receivable, less allowance of $1,280 and $1,583 at December 31, 2013 and 2012	11,370	9,623
Inventories	9,831	9,547
Other current assets	1,126	4,131

Total current assets	36,318	43,519

Property, plant and equipment, at cost
Land	210	210
Buildings and improvements	11,268	11,200
Machinery and equipment	16,231	16,168
Furniture and fixtures	1,082	1,062

	28,791	28,640
Less accumulated depreciation	(25,405)	(23,971)

Net property, plant and equipment	3,386	4,669

Other assets, net of accumulated amortization of $2,582 in 2013 and $2,552 in 2012	626	481

Total assets	$40,330	$48,669

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$367	$400
Trade accounts payable	5,408	5,185
Deferred revenue	2,052	893
Accrued expenses	6,361	5,147

Total current liabilities	14,188	11,625
Long-term debt, less current portion	7,219	7,564
Other long-term liabilities	14	—

Total liabilities	21,421	19,189

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1.00 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value—25,000,000 shares authorized; 10,924,856 shares issued and 9,556,889 shares outstanding at December 31, 2013 and 10,898,939 shares issued and 9,530,972 shares outstanding at December 31, 2012	109	109
Additional paid-in capital	52,204	51,545
Accumulated deficit	(30,853)	(19,385)
Less: treasury stock at cost, 1,367,967 shares at December 31, 2013 and December 31, 2012	(4,990)	(4,990)
Accumulated other comprehensive income	2,439	2,201

Total stockholders’ equity	18,909	29,480

Total liabilities and stockholders’ equity	$40,330	$48,669

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$47,754	$58,089	$76,128
Cost of goods sold	33,048	41,617	47,542

Gross profit	14,706	16,472	28,586

Selling, general and administrative	19,786	20,965	22,721
Research, development and engineering	4,604	5,450	7,056
Restructuring	—	424	401

Operating loss	(9,684)	(10,367)	(1,592)
Interest income	53	63	77
Interest expense	(418)	(462)	(481)
Foreign exchange loss	(193)	(224)	(139)
Other income, net	65	58	365

Loss before provision for income taxes	(10,177)	(10,932)	(1,770)
Provision for income taxes	1,291	65	952

Net loss	$(11,468)	$(10,997)	$(2,722)

Loss per share:
Basic	$(1.20)	$(1.16)	$(0.29)
Diluted	$(1.20)	$(1.16)	$(0.29)
Weighted average number of shares outstanding:
Basic	9,539	9,509	9,434
Diluted	9,539	9,509	9,434

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Comprehensive loss is calculated as follows:
Net loss	$(11,468)	$(10,997)	$(2,722)
Other comprehensive income:
Foreign currency translation adjustment	238	126	450

Comprehensive loss	$(11,230)	$(10,871)	$(2,272)

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income
	# of shares	$			# of shares	$		Total
Balance at December 31, 2010	10,718	$107	$48,764	$(5,666)	1,368	$(4,990)	$1,625	$39,840
Net loss	—	—	—	(2,722)	—	—	—	(2,722)
Exercise of stock options	123	2	519	—	—	—	—	521
Issuance of common stock	27	—	91	—	—	—	—	91
Translation adjustment	—	—	—	—	—	—	450	450
Stock-based compensation	—	—	1,272	—	—	—	—	1,272

Balance at December 31, 2011	10,868	$109	$50,646	$(8,388)	1,368	$(4,990)	$2,075	$39,452

Net loss	—	—	—	(10,997)	—	—	—	(10,997)
Exercise of stock options	3	—	10	—	—	—	—	10
Issuance of common stock	28	—	53	—	—	—	—	53
Translation adjustment	—	—	—	—	—	—	126	126
Stock-based compensation	—	—	836	—	—	—	—	836

Balance at December 31, 2012	10,899	$109	$51,545	$(19,385)	1,368	$(4,990)	$2,201	$29,480

Net loss	—	—	—	(11,468)	—	—	—	(11,468)
Issuance of common stock	26	—	28	—	—	—	—	28
Translation adjustment	—	—	—	—	—	—	238	238
Stock-based compensation	—	—	631	—	—	—	—	631

Balance at December 31, 2013	10,925	$109	$52,204	$(30,853)	1,368	$(4,990)	$2,439	$18,909

The accompanying notes are an integral part of these consolidated financial statements.

BTU INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,468)	$(10,997)	$(2,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,633	1,702	1,800
Provision (recovery) for bad debts	(266)	1,383	(49)
Provision for inventory	1,868	5,261	2,294
Stock-based compensation	631	836	1,272
Deferred taxes	852	(391)	(77)
Gain on sale of property, plant and equipment	(51)	—	—
Loss on disposal of fixed assets	—	—	6
Net change in operating assets and liabilities:
Accounts receivable	(1,369)	1,452	5,709
Inventories	(2,042)	2,191	(592)
Other current assets	2,354	(1,785)	(843)
Other assets	(305)	(203)	200
Accounts payable	108	1,632	(6,814)
Deferred revenue	1,158	398	(2,911)
Other long-term liabilities	14	—	—
Accrued expenses	1,118	210	(780)

Net cash provided by (used in) operating activities	(5,765)	1,689	(3,507)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	57	—	—
Purchases of property, plant and equipment	(302)	(221)	(711)

Net cash used in investing activities	(245)	(221)	(711)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(378)	(371)	(353)
Issuance of common stock	28	53	91
Proceeds from the exercise of stock options	—	10	521

Net cash provided by (used in) financing activities	(350)	(308)	259

Effects of exchange rates on cash	133	110	154

Net increase (decrease) in cash and cash equivalents	(6,227)	1,270	(3,805)
Cash and cash equivalents, beginning of period	20,218	18,948	22,753

Cash and cash equivalents, end of period	$13,991	$20,218	$18,948

Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest paid	$365	$397	$435
Income taxes paid ( received)	$537	$(35)	$388

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

COMPREHENSIVE INCOME (LOSS)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, Comprehensive Income (“ASC 220”) as amended by Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. On January 1, 2012, the date of adoption of ASU 2011-05, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our consolidated financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible accounts are written off against the allowance when identified. Bad debt expense (recovery) was ($280,000), $1,345,000, and ($49,000) for 2013, 2012 and 2011, respectively.

INVENTORIES

Our inventories consist of material, labor and manufacturing overhead costs. We determine the cost of inventory based on a first-in, first-out method. We regularly review the quantity of inventories on hand and compare these quantities to the expected usage of each applicable product or product line. Our inventories are adjusted in value to the lower of cost or net realizable value and a new cost basis is established. Since the value of our inventories depends in part on our estimates of each product’s net realizable value, adjustments may be needed to reflect changes in valuation. Any adjustments we are required to make to lower the value of the inventories are recorded as a charge to cost of sales.

Inventories consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Raw materials and manufactured components	$6,010	$4,772
Work-in-process	2,459	1,905
Finished goods	1,362	2,870

Total inventory	$9,831	$9,547

The Company recorded inventory write-downs of $1,868,000, $5,261,000, and $2,294,000, for the years ended 2013, 2012 and 2011, respectively. The write-downs recorded are net of recoveries of sold inventory that had previously been written-down in the amounts of approximately $250,000, $60,000, and $485,000 for the years ended 2013, 2012 and 2011, respectively.

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

Depreciation expense was approximately $1,603,000, $1,641,000, and $1,624,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

The Company evaluates long-lived assets such as intangible assets and property, plant and equipment under FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets were identified during the years ended December 31, 2013, 2012 and 2011.

OTHER ASSETS

Other assets consist of the following (in thousands):

	2013	2012
Deferred financing costs, net of amortization	$73	$23
Intellectual property, net of amortization	—	23
Deferred tax asset—non-current	—	143
Long term assets	553	292

Total	$626	$481

Deferred financing costs, capitalized in 2013, are being amortized over ten years, the term of the mortgage note. Amortization on deferred financing costs was approximately $7,000, $7,000 and $7,000 in 2013, 2012 and 2011, respectively. Amortization on intellectual property was approximately $23,000, $54,000, and $169,000 in 2013, 2012 and 2011, respectively.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been demonstrated, revenues are recognized upon acceptance.

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

Under the percentage of completion method, revenues and gross margins to date are recognized based upon the ratio of costs incurred to date compared to the latest estimate of total costs to complete the product as a percentage of the total contract revenue for the product. Revisions in costs and gross margin percentage estimates are reflected in the period in which the facts causing the revision become known. Provisions for total estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. For the years ended December 31, 2013, 2012 and 2011, $0, $1,731,686, and $2,406,714, respectively, were recognized as revenue using the percentage of completion method.

The Company accounts for shipping and handling costs billed to customers in accordance with FASB ASC 605-45, Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling costs are recorded as revenues with the associated costs reported as cost of goods sold.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are charged to expense as incurred.

EARNINGS PER SHARE INFORMATION

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their antidilutive effect, approximately 1,454,292, 1,376,041, and 1,299,358 options to purchase common stock were excluded from the calculation of diluted loss per share for the years ended December 31, 2013, 2012 and 2011, respectively. However, these potentially dilutive securities could become dilutive in future periods.

The weighted average number of common shares used to compute basic and diluted earnings per share consists of the following classification:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Basic shares	9,539	9,509	9,434
Effect of dilutive options	—	—	—

Diluted shares	9,539	9,509	9,434

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to disclose items reclassified out of accumulated other Comprehensive Income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 15, 2012 and interim periods within those years. The application of this standard did not have material impact on the Company’s consolidated financial statements.

SUBSEQUENT EVENTS

For the fiscal year ended December 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date these financial statements were filed with the Securities and Exchange Commission.

(2)     ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Accrued commissions	$1,086	$935
Accrued warranty	379	393
Accrued taxes	1,858	1,817
Accrued audit	419	388
Accrued legal	1,430	240
Accrued bonus	85	87
Payroll and payroll taxes	688	793
Accrued cost of sales	142	300
Accrued restructuring	—	111
Other	274	83

	$6,361	$5,147

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Beginning balance	$393	$497
Plus: accruals related to new sales	397	538
Less: warranty claims incurred	(411)	(642)

Ending balance	$379	$393

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

In April 2013, the Company eliminated 12 positions. Accordingly, the Company recorded a restructuring charge of $176,000 in the three months ended June 30, 2013. The decision to eliminate 12 positions was taken due to the continued slowdown in the solar industry. The Company eliminated 31 and 17 positions and recorded restructuring charges of $424,000 and $401,000 in the years ended December 31, 2012 and December 31, 2011.

The restructuring charges were primarily severance and benefits.

The following table reflects changes in the reserves for restructuring charges for the year ended December 31, 2013 (in thousands):

2013
Beginning balance, December 31, 2012	$111
Plus: charges to costs and expenses	176
Less: reduction of accrual	(71)
Less: cash payments	(216)

Ending balance, December 31, 2013	$—

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

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of December 31, 2013 and 2012, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $247,515 and $247,090, respectively. This restricted cash value is included in the Company’s balance sheet in other current assets.

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on December 31, 2013 of approximately $7.6 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Long-term debt consisted of:

	December 31, 2013	December 31, 2012
	($ in thousands)
Mortgage note payable, interest rate of 4.43% and 5.50% at December 31, 2013 and December 31, 2012, respectively	$7,586	$7,964
Less—current portion of long-term debt	367	400

Long-Term debt, less current portion	$7,219	$7,564

Under the terms of the debt, the minimum principal repayments of long-term debt and operating lease obligations by year are as follows (in thousands):

		Operating
	Mortgage	Leases	Total
2014	368	196	564
2015	384	61	445
2016	401	24	425
2017	419	—	419
2018 & Thereafter	6,014	—	6,014

	$7,586	$281	$7,867

Under the Company’s operating lease agreements, the approximate future minimum obligation as of December 31, 2013 is as follows: $195,000 for real estate, $18,000 for automobiles and $68,000 for equipment.

The Company has operating leases for its Shanghai manufacturing operations that allow extensions. As of December 31, 2013, the future minimum lease commitment for this facility is approximately $86,000. The Company has an operating lease for its UK facility that expires in May 2015. As of December 31, 2013, the future minimum lease commitment for this facility is approximately $54,000 payable through May 2015. As of December 31, 2013, the future minimum lease commitment for the Singapore and Malaysia office is approximately $43,000 and $11,000, respectively.

Rent expense was approximately $421,000 in 2013, $390,000 in 2012 and $477,000 in 2011.

As an equipment manufacturer, the Company generates and disposes of small quantities of solid waste that are considered hazardous under Environmental Protection Agency (“EPA”) regulations. Because the Company historically used a waste disposal firm that disposed of the solid waste at a site that the EPA has designated as a Superfund site, the Company has been named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company’s proportional responsibility, as negotiated with and agreed to by the EPA, the Company’s liability related to this matter is $225,140. This amount is included in Accrued Expense on the Consolidated Balance Sheet as of December 31, 2013. On October 2, 2009, in accordance with the agreement, the Company established a letter of credit for $225,140 to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

(4)     FOREIGN OPERATIONS

The following table shows the amounts (in thousands) and percentages of the Company’s revenues by geographic region, for the last three years:

	2013		2012		2011
United States	$8,541	18%	$8,756	15%	$13,199	17%
Europe and Near East	6,647	14%	9,242	16%	5,759	8%
Asia Pacific	29,138	61%	38,606	66%	53,052	70%
Other Americas	3,428	7%	1,485	3%	4,118	5%

Total Revenue	$47,754		$58,089		$76,128

The following table shows the amounts (in thousands) of the Company’s tangible long-lived assets by geographic region, at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
United States	$2,889	$3,936
Asia Pacific	497	733

	$3,386	$4,669

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

One customer accounted for $8.2 million or 17.4% of total net sales in 2013. One customer accounted for $7.3 million or 12.5% of total net sales and another customer accounted for $6.5 million or 11.2% of total net sales in 2012. One customer accounted for $11.9 million or 15.6% of total net sales and another accounted for $7.9 million or 10.4% of total net sales in 2011. As of December 31, 2013, one customer accounted for more than 10% of accounts receivable comprising 14.0% of the total. As of December 31, 2012, two customers accounted for more than 10% of accounts receivable comprising 22.5% of the total.

(6)     INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	($7,776)	($9,254)	$(2,366)
Foreign	(2,401)	(1,678)	596

Total	($10,177)	($10,932)	$(1,770)

For the years ended December 31, 2013, 2012 and 2011, the Company’s provision for income taxes were as shown below (in thousands):

December 31, 2013	Federal	State	Foreign	Total
Current	$—	$2	$437	$439
Deferred	—	—	$852	852

	$—	$2	$1,289	$1,291

December 31, 2012	Federal	State	Foreign	Total
Current	$—	$2	$454	$456
Deferred	—	—	(391)	(391)

	$—	$2	$63	$65

December 31, 2011	Federal	State	Foreign	Total
Current	$—	$28	$1,001	$1,029
Deferred	—	—	(77)	(77)

	$—	$28	$924	$952

The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows (in thousands):

	2013	2012	2011
Provision (Benefit) at Statutory Rate	($3,460)	($3,752)	$(602)
State Tax Net of Federal Benefit	(261)	(92)	29
Foreign Tax Rate Differential	327	320	(56)
Losses and Credits not Benefitted	3,893	2,965	1,162
Non-deductible & Other	792	624	419

Net Provision	$1,291	$65	$952

The components of the net deferred tax assets at December 31, 2013 and 2012 are as follows (in thousands):

Deferred Tax Assets:	2013	2012
Federal Net Operating Loss Carryforwards	$3,051	$1,674
State Net Operating Loss Carryforwards	360	163
Foreign Net Operating Loss Carryforwards	860	459
Inventory Reserve	3,753	3,441
Deferred Compensation	1,693	1,789
Federal, Foreign and Other Tax Credits	2,989	2,480
Accruals and Other	1,732	1,360
Intangibles	416	467

Total Deferred Tax Assets	14,854	11,833
Valuation Allowance	(14,854)	(10,961)

Deferred Tax Assets	—	872
Deferred Tax Liabilities:
Depreciation and Amortization	—	(40)

Net Deferred Tax Assets	$—	$832

Deferred tax assets at December 31, 2012 are recorded in Other Assets.

The deferred tax valuation allowance increased by $3,893,000 and by $2,982,000 for the years ended December 31, 2013 and 2012, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the U.S and China manufacturing subsidiary net deferred tax assets since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company has federal net operating loss carryforwards of approximately $12,699,000 that expire between 2024 and 2033, $3,354,070 of which relates to excess tax deductions from share based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable. The Company also has state net operating loss carryforwards of approximately $4,717,000 that expire between 2014 and 2033, $1,255,000 of the tax benefit will be recorded as an increase in additional paid-in-capital when the deduction reduces current taxes payable. The Company also has foreign tax credit carryforwards of approximately $2,941,000 that expire between 2018 and 2023, $253,265 of the tax benefit will be recorded as an increase in additional paid-in capital when the deduction reduces current taxes payable.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.7 million at December 31, 2013. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $2.7 million of undistributed foreign earnings. The amount of taxes attributable to these undistributed earnings is immaterial.

The Company applies the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes “, (now codified as FASB ASC 740, “Income Tax “). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	2013	2012	2011
Balance at beginning of period	$151	$151	$151
Increase (decrease) related to current year tax positions	—	—	—
Increase (decrease) related to prior year tax positions	(37)	—	—

Balance at end of period	$114	$151	$151

The unrecognized tax benefits at December 31, 2013, if recognized, would reduce the Company’s effective tax rate in the period recognized. For the year ended December 31, 2013, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

The Company’s major tax jurisdictions include the United States and China. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2007, except to the extent of net operating loss and tax credit carryforwards from those years. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued at December 31, 2013.

(7)     EMPLOYEE BENEFITS

The Company has management incentive and profit sharing plans for its executives and all of its employees. These plans provide for bonuses upon the attainment of certain financial targets. Under these plans, $84,000, $70,000 and $217,000 was expensed in 2013, 2012 and 2011, respectively.

The Company has a deferred 401(k) contribution plan that is available to cover all domestic employees of the Company. Subject to non-discriminatory restrictions on highly compensated employees, participants can voluntarily contribute a percentage of their compensation up to the plan limits, and the Company, at its discretion, may match this contribution up to a stipulated percentage. The Company’s expense under the plan was approximately $234,000, $269,000 and $321,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(8)     STOCK OPTION AND PURCHASE PLANS

Stock Options

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (now codified as FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was approximately $574,000, $808,000 and $1,234,000 for the years ended December 31, 2013, 2012 and 2011 respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Accordingly, awards ultimately expected to vest were reduced for annualized estimated forfeitures of 4% for each of the years ended December 31, 2013, 2012 and 2011. We used the following assumptions for options issued during the years ended December 31, 2013, 2012 and 2011, respectively:

Calculation of Fair Values—Assumptions Used:	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Expected Volatility	65.6%	66.6%	63.7%
Expected Life	4.19	4.15	4.64
Risk-Free Interest Rate	0.92%	0.57%	1.23%
Expected Dividend Yield	0	0	0

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

The Company has two stock option plans for employees, the 1993 Equity Incentive Plan (“1993 Plan”), which expired in 2003 with 254,791 unissued options, and the 2003 Equity Incentive Plan (“2003 Plan”). These plans allow for the award of stock and stock options to employees, directors and consultants. Under the terms of the plans, other stock awards can also be granted at the discretion of the Company’s board of directors. The Company also has two stock option plans for non-employee directors, the 1989 Stock Plan for Directors (“1989 Plan”), which expired in 2008 and the 1998 Stock Option Plan for Non-Employee Directors (“1998 Plan”). Under each plan, the exercise price of the options is not less than the fair market value at the date of the grant. Options expire from a minimum of two years to a maximum of ten years from the date of the grant. All new grants, for both employees and directors, are now issued from the same plan, the 2003 Plan.

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

Shares available for future stock option and restricted stock unit grants, pursuant to the 2003 Plan and the 1998 Plan were 701,986 at December 31, 2013.

A summary of all stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Outstanding at beginning of year	1,353,141	$6.20	1,299,358	$6.72	1,277,264	$6.56
Granted	222,060	2.80	217,695	2.54	180,855	6.24
Exercised	—	—	(3,250)	3.00	(122,220)	4.26
Forfeited/Cancelled	(166,509)	9.29	(160,662)	5.48	(36,541)	7.04

Outstanding at end of year	1,408,692	$5.30	1,353,141	$6.20	1,299,358	$6.72

Options exercisable at end of year	980,932	$6.01	855,671	$7.21	666,797	$7.57

At December 31, 2013, the outstanding options have exercise prices ranging from $2.00 to $11.93 and a weighted average remaining contractual life of 3.61 years. There were no options exercised during the year ended December 31, 2013. There were 61,810 exercisable in-the-money options as of December 31, 2013.

The following table summarizes information for options outstanding and for options exercisable at December 31, 2013:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
2.00 to 3.00	230,293	5.86	$2.26	61,810	$2.12
3.01 to 3.34	202,966	5.72	3.18	60,239	3.10
3.35 to 5.01	366,611	2.66	4.22	335,011	4.28
5.02 to 6.68	258,492	2.96	5.62	230,992	5.65
6.69 to 8.35	99,420	3.71	7.01	76,020	7.02
8.36 to 10.02	71,300	4.26	9.06	37,250	9.08
10.03 to 11.69	97,010	1.41	10.08	97,010	10.08
11.70 to 11.93	82,600	0.38	11.93	82,600	11.93

	1,408,692	3.61	$5.30	980,932	$6.01

The aggregate intrinsic value of the outstanding options represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.01 as of December 31, 2013 which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2013, there was $640,968 of total unrecognized compensation cost related to non-vested options granted under all of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.39 years. The total fair value of shares vested during the year ended December 31, 2013 was $617,667.

A summary of the status of the Company’s non-vested options as of December 31, 2013 and 2012 is presented below:

	December 31, 2013		December 31, 2012
Nonvested Activity:	Shares	Weighted- Fair Value	Shares	Weighted- Fair Value
Balance—Beginning	497,470	$2.38	632,561	$3.60
Granted	222,060	$1.42	217,695	$1.29
Vested	(265,995)	$2.32	(272,490)	$4.13
Nonvested Forfeited	(25,775)	$2.29	(80,296)	$3.07

Nonvested	427,760	$1.92	497,470	$2.38

Restricted Stock Units

In June and November 2013, the Company granted 20,250 and 17,050 RSUs to various employees. The fair value of the RSUs at the date of the grant in June and November 2013 was $2.35 and $3.27, respectively. These RSUs vest over a two-year term. The Company has recorded compensation expense of $43,117 and $9,137 during the years ended December 31, 2013 and December 31, 2012, respectively, related to these grants. As of December 31, 2013, there was $95,786 of unrecognized compensation costs related to these grants. These grants have a remaining life of 1.50 years.

The Company has an Employee Stock Purchase Plan. Under the terms of the plan, employees are entitled to purchase shares of common stock at the lower of 85% of fair market value at either the beginning or the end of each six-month option period. A total of 500,000 shares have been reserved for issuance under this plan, of which 38,295 remain available at December 31, 2013. During 2013, a total of 16,827 shares were purchased at prices ranging from $1.80 to $2.17 per share. The Company has recorded a compensation charge of $13,200, $18,721, and $38,417 in 2013, 2012 and 2011, respectively, related to this plan.

(9)     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) , the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

At December 31, 2013 and 2012, the Company did not have any financial assets and liabilities that required being measured at fair value in accordance with ASC 820.

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

(11)     SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2013 and 2012. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Apr. 01, 2012	July 01, 2012	Sep. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sep. 29, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Net sales	$16,272	$14,598	$14,137	$13,082	$10,503	$14,244	$12,014	$10,993
Cost of goods sold	10,994	9,891	10,018	10,714	7,773	8,850	8,480	7,945

Gross profit	5,278	4,707	4,119	2,368	2,730	5,394	3,534	3,048
Selling, general and administrative	5,413	5,240	4,925	5,387	4,653	4,355	6,228	4,550
Research, development and engineering	1,482	1,306	1,333	1,329	1,134	1,017	1,276	1,177
Restructuring	55	121	—	248	—	—	—	—

Operating income (loss)	(1,672)	(1,960)	(2,139)	(4,596)	(3,057)	22	(3,970)	(2,679)
Interest expense, net	(98)	(98)	(104)	(99)	(101)	(96)	(90)	(78)
Foreign exchange gain (loss)	(62)	10	(3)	(169)	(76)	(38)	(33)	(46)
Other income, net	—	1	1	56	41	5	17	2

Loss before provision
(benefit) for income taxes	(1,832)	(2,047)	(2,245)	(4,808)	(3,193)	(107)	(4,076)	(2,801)
Provision (benefit) for income taxes	175	102	153	(365)	(69)	154	998	208

Net loss	$(2,007)	$(2,149)	$(2,398)	$(4,443)	$(3,124)	$(261)	$(5,074)	$(3,009)

Loss per share:
Basic	$(0.21)	$(0.23)	$(0.25)	$(0.47)	$(0.33)	$(0.03)	$(0.53)	$(0.32)
Diluted	$(0.21)	$(0.23)	$(0.25)	$(0.47)	$(0.33)	$(0.03)	$(0.53)	$(0.32)
Weighted average number of shares outstanding:
Basic	9,502	9,503	9,516	9,516	9,531	9,532	9,545	9,548
Diluted	9,502	9,503	9,516	9,516	9,531	9,532	9,545	9,548

	Quarters Ended
	Apr. 01,	July 01,	Sep. 30,	Dec. 31,	March 31,	June 30,	Sep. 29,	Dec. 31,
	2012	2012	2012	2012	2013	2013	2013	2013
PERCENTAGE OF NET SALES:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.6%	67.8%	70.9%	81.9%	74.0%	62.1%	70.6%	72.3%

Gross profit	32.4%	32.2%	29.1%	18.1%	26.0%	37.9%	29.4%	27.7%
Selling, general and administrative	33.3%	35.9%	34.8%	41.2%	44.3%	30.6%	51.8%	41.4%
Research, development and engineering	9.1%	8.9%	9.4%	10.2%	10.8%	7.1%	10.6%	10.7%
Restructuring	0.3%	0.8%	0.0%	1.9%	0.0%	0.0%	0.0%	0.0%

Operating income (loss)	(10.3)%	(13.4)%	(15.1)%	(35.1)%	(29.1)%	0.2%	(33.0)%	(24.4)%
Interest expense, net	(0.6)%	(0.7)%	(0.7)%	(0.8)%	(1.0)%	(0.7)%	(0.7)%	(0.7)%
Foreign exchange gain (loss)	(0.4)%	0.1%	(0.0)%	(1.3)%	(0.7)%	(0.3)%	(0.3)%	(0.4)%
Other income, net	0.0%	0.0%	0.0%	0.4%	0.4%	0.0%	0.1%	0.0%

Loss before provision (benefit) for income taxes	(11.3)%	(14.0)%	(15.9)%	(36.8)%	(30.4)%	(0.8)%	(33.9)%	(25.5)%
Provision (benefit) for income taxes	1.1%	0.7%	1.1%	(2.8)%	(0.7)%	1.1%	8.3%	1.9%

Net loss	(12.3)%	(14.7)%	(17.0)%	(34.0)%	(29.7)%	(1.8)%	(42.2)%	(27.4)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Operating Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded, as of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective.

2. Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Operating Officer and Principal Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2013 identified no material weaknesses in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and their ages. Executive officers are elected by, and serve at the pleasure of, the board of directors. Following the table is a description of the business experience of each of our executive officers

Name	Age	Position
Paul J. van der Wansem	74	Chairman and Chief Executive Officer (principal executive officer)
Peter J. Tallian	55	Chief Operating Officer, and Principal Financial and Accounting Officer (principal financial and accounting officer)
James M. Griffin	56	Vice President Sales and Service, and Corporate Officer
John J. McCaffrey, Jr.	62	Vice President Operations and Engineering, and Corporate Officer

Paul J. van der Wansem , the Chairman of our board of directors since 1979, returned as our Chief Executive Officer in October 2004 after a two-year hiatus. He previously served as our Chief Executive Officer from 1979 to July of 2002. From December 1977 to 1981, he served as Vice President of Holec, N.V., a Dutch electronics company, and from 1978 through 1981 he was President of Holec (USA), Inc. From 1973 to 1977, Mr. van der Wansem worked as a Management Consultant for the Boston Consulting Group, Inc., and from 1970 through 1973, Mr. van der Wansem worked as an Adjunct Director of First National City Bank in Amsterdam and New York. Mr. van der Wansem received an undergraduate degree in automotive engineering from Bromsgrove College, England, and holds an M.B.A. from IMD, Switzerland.

Peter J. Tallian was named Chief Operating Officer of BTU in November, 2012. He joined BTU as our Chief Financial Officer in April 2009. He previously served as Chief Financial Officer of Distributed Energy Systems Corporation and Chief Accounting Officer of Northern Power Systems, Inc., companies that serve the alternative energy market, from October 2006 to April 2009. Prior to that, Mr. Tallian served as Senior Vice President, Chief Financial Officer and Treasurer at Transwitch Corporation, a leading provider of semiconductor solutions to the communications industry. He also served as Executive Vice President and Chief Financial Officer of Metavante Corporation. Mr. Tallian began his career in finance with a number of strategic roles at IBM. Mr. Tallian holds a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the University of Chicago.

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

Information relating to the directors of the Company is included under the caption “Election of Directors” in the 2014 Proxy Statement and is incorporated herein by reference. Other information regarding the directors of the Company and other corporate governance matters relating to the Company and required by this Item 10 is also included under the caption “[—]” in the 2014 Proxy Statement and is incorporated herein by reference.

Information related to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation is included under the caption “Executive Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth information for the year ended December 31, 2013, regarding equity based compensation plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued)
Equity compensation plans approved by security holders	1,454,292	$5.30	701,986
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,454,292	$5.30	701,986

Information relating to the security ownership of certain beneficial owners and management is included under the caption “Beneficial Ownership of Shares” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE MATTERS

There were no transactions with related persons during 2013 or 2012. Information relating to director independence is included under the caption “Election of Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services is included under the caption “Principal Accounting Fees and Services” in the 2014 Proxy Statement and is incorporated herein by reference.

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

Schedule II

BTU INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Year Ended December 31, 2013

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$1,583	$(266)	$—	$(37)	$1,280

For the Year Ended December 31, 2012

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$246	$1,383	$—	$(46)	$1,583

For the Year Ended December 31, 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- (A)	Balance at End of Period
Allowance for doubtful accounts	$327	$(58)	$—	$(23)	$246

A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business or the reduction of required reserves based on management’s evaluation of the accounts considered to be uncollectable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2014

BTU INTERNATIONAL, INC.

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2014

By:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem, President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Date: March 13, 2014

By:	/S/ PETER J. TALLIAN
Peter J. Tallian, Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)

Date: March 13, 2014

By:	/S/ JOSEPH F. WRINN
Joseph F. Wrinn, Director

Date: March 13, 2014

By:	/S/ JOHN E. BEARD
John E. Beard, Director

Date: March 13, 2014

By:	/S/ G. MEAD WYMAN
G. Mead Wyman, Director

Date: March 13, 2014

By:	/S/ J. SAMUEL PARKHILL
J. Samuel Parkhill, Director

Date: March 13, 2014

By:	/S/ BERTRAND LOY
Bertrand Loy, Director

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to the following SEC Filings: Registration Statement Filing on Form S-1 (“33-24882”), the annual report as reported on the the annual report as reported on the 1999 Form 10-K (“1999 10-K”), the annual report as reported on the 2002 Form 10-K (“2002 10-K”), the annual report as reported on the 2004 Form 10-K (“2004 10-K”), the annual report as reported on the 2005 Form 10-K (“2005 10-K”), the annual report as reported on the 2009 Form 10-K (“2009 10-K”), the annual report as reported on the 2012 Form 10-K (“2012 10-K”) the quarterly report as reported on 7-1-01 Form 10-Q (“7-1-01 10-Q”), the quarterly report as reported on 6-1-07 Form 10-Q (“6-1-07 10-Q”), the quarterly report as reported on 3-29-09 Form 10-Q (“3-29-09 10-Q”), the proxy statement as reported on the 5-16-03 Schedule 14A (“2003 Proxy”), the proxy statement as reported on the 4-21-08 Schedule 14A (“2008 Proxy”), the proxy statement as reported on the 4-17-09 Schedule 14A (“2009 Proxy”), or the current report as reported on 10-2-13 Form 8-K (“10-2-13 8-K”). All exhibits incorporated by reference from the Company’s annual or quarterly reports are from File number 000-17297.

			Exhibit	SEC Docket
EXHIBIT	3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Amended and Restated Certificate of Incorporation	3.1	7-1-01 10-Q
	3.2	Amended and Restated By-Laws	3.2	6-29-08 10-Q
EXHIBIT	4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
	4.0	Specimen Common Stock Certificate	4.0	33-24882
EXHIBIT	10.	MATERIAL CONTRACTS
*	10.1	1988 Employee Stock Purchase Plan	10.1	1999 10-K
*	10.2	Amendment No. 1 to 1988 Employee Stock Purchase Plan dated June 15, 1989	10.2	1999 10-K
*	10.3	Amendment No. 2 to 1988 Employee Stock Purchase Plan dated February 20, 1991	10.3	1999 10-K
*	10.4	1998 Stock Option Plan for Non-Employee Directors	10.4	1999 10-K
*	10.5	Amendment No. 1 to 1998 Stock Option Plan for Non-Employee Directors	10.5	2008 Proxy
*	10.6	Executive Retirement Agreement	10.6	2002 10-K
*	10.7	2003 Equity Incentive Plan	10.7	2003 Proxy
*	10.8	Amendment No. 1 to the 2003 Equity Incentive Plan	10.8	2008 Proxy
*	10.9	Amendment No. 2 to the 2003 Equity Incentive Plan	10.9	2009 Proxy
*	10.10	Employment contract between the Company and Paul J. van der Wansem	10.10	2005 10-K
*	10.11	Officer’s Retention Agreement	10.11	2005 10-K
	10.12	Second Amended and Restated Commercial Real Estate Promissory Note in favor of Salem Five dated September 26, 2013	10.12	10-2-13 8-K
	10.13	Amended and Restated Loan Agreement dated as of December 31, 2006 with Sovereign Bank	10.13	6-1-07 10-Q
	10.14	Offer Letter to John J. McCaffrey Jr.	10.14	3-29-09 10-Q
	10.15	Retention Agreement with John J. McCaffrey Jr.	10.15	3-29-09 10-Q
	10.16	Offer Letter to Peter J. Tallian	10.16	3-29-09 10-Q
	10.17	Retention Agreement with Peter J. Tallian	10.17	3-29-09 10-Q
	10.18	Retention Agreement with James M. Griffin	10.18	2009 10-K
	10.19	Second Loan Modification Agreement between the Company and Salem Five dated September 26, 2013	10.19	10-2-13 8-K
	10.20	Form of Amendment to Peter J. Tallian’s Offer Letter and Retention Agreement	10.20	2012 10-K

			Exhibit	SEC Docket
EXHIBIT	21.	SUBSIDIARIES OF THE REGISTRANT
	21.0	Subsidiaries of the Registrant.	21.0	2004 10-K
EXHIBIT	23.	CONSENTS OF EXPERTS AND COUNSEL
	23.1	Consent of KPMG LLP		**
EXHIBIT	31.	CERTIFICATIONS
	31.1	Certification		**
	31.2	Certification		**
	32.1	Section 906 Certification		**
	32.2	Section 906 Certification		**
EXHIBIT	101	XBRL DOCUMENTS
	101.	INS XBRL Instance Document		**
	101.	SCH XBRL Taxonomy Extension Schema Document		**
	101.	CAL XBRL Taxonomy Calculation Linkbase Document		**
	101.	DEF XBRL Taxonomy Extension Definition Linkbase Document		**
	101.	LAB XBRL Taxonomy Label Linkbase Document		**
	101.	PRE XBRL Taxonomy Presentation Linkbase Document		**

* designates management contracts or compensatory plans or agreements

** filed herewith