Form 10-Q
period 2014-03-30
BTU INTERNATIONAL INC
filed 2014-05-09
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of April 25, 2014: 9,556,889 shares.

BTU INTERNATIONAL, INC.

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 30, 2014	December 31, 2013
Assets

Current assets
Cash and cash equivalents	$11,210	$13,991
Accounts receivable, less allowance of $1,215 and $1,280 at March 30, 2014 and December 31, 2013	10,367	11,370
Inventories	10,170	9,831
Other current assets	886	1,126

Total current assets	32,633	36,318

Property, plant and equipment, net	3,080	3,386

Other assets, net	1,178	626

Total assets	$36,891	$40,330

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$371	$367

Accounts payable	6,272	5,408

Deferred revenue	368	2,052
Accrued expenses	5,513	6,361

Total current liabilities	12,524	14,188

Long-term debt, less current portion	7,125	7,219
Other long-term liabilities	8	14

Total liabilities	19,657	21,421

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,924,856 shares issued and 9,556,889 shares outstanding at March 30, 2014 and 10,924,856 shares issued and 9,556,889 shares outstanding at December 31, 2013	109	109
Additional paid in capital	52,348	52,204
Accumulated deficit	(32,639)	(30,853)
Treasury stock, at cost, 1,367,967 shares at March 30, 2014 and December 31, 2013	(4,990)	(4,990)
Accumulated other comprehensive income	2,406	2,439

Total stockholders’ equity	17,234	18,909

Total liabilities and stockholders’ equity	$36,891	$40,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

Net sales	$11,685	$10,503
Costs of goods sold	7,526	7,773

Gross profit	4,159	2,730

Operating expenses:
Selling, general and administrative	4,610	4,653
Research, development and engineering	1,211	1,134

Operating loss	(1,662)	(3,057)

Interest income	11	12
Interest expense	(85)	(113)
Foreign exchange income (loss)	15	(76)
Other income	4	41

Loss before provision (benefit) for income taxes	(1,717)	(3,193)

Provision (benefit) for income taxes	69	(69)

Net loss	$(1,786)	$(3,124)

Loss per share:
Basic	$(0.19)	$(0.33)
Diluted	$(0.19)	$(0.33)

Weighted average number of shares outstanding:
Basic shares	9,556,889	9,530,972
Effect of dilutive options	—	—

Diluted shares	9,556,889	9,530,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

Comprehensive loss is calculated as follows:
Net loss	$(1,786)	$(3,124)
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	6

Comprehensive loss	$(1,819)	$(3,118)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2013	10,925	$109	$52,204	$(30,853)	1,368	$(4,990)	$2,439	$18,909

Net loss	—	—	—	(1,786)	—	—	—	(1,786)

Stock-based compensation	—	—	144	—	—	—	—	144

Translation adjustment	—	—	—	—	—	—	(33)	(33)

Balance at March 31, 2014	10,925	$109	$52,348	$(32,639)	1,368	$(4,990)	$2,406	$17,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013

($ in thousands)

(unaudited)

	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,786)	$(3,124)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	321	526
Provision for bad debts	74	129
Provision for inventory obsolescence	106	1,199
Gain on sale of property, plant and equipment	—	(51)
Stock-based compensation	144	170
Deferred taxes	—	(137)
Net change in operating assets and liabilities:
Accounts receivable	896	1,860
Inventories	(481)	(1,234)
Other current assets	221	(908)
Deferred revenue	(1,683)	(61)
Other assets	(563)	(40)
Accounts payable	890	652
Accrued expenses	(828)	(702)
Other long-term liabilities	(6)	—

Net cash used in operating activities	(2,695)	(1,721)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	—	57
Purchases of property, plant and equipment	(10)	(53)

Net cash provided by (used in) investing activities	(10)	4

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(90)	(96)

Net cash used in financing activities	(90)	(96)

Effects of exchange rates on cash	14	(21)

Net decrease in cash and cash equivalents	(2,781)	(1,834)
Cash and cash equivalents, beginning of period	13,991	20,218

Cash and cash equivalents, end of period	$11,210	$18,384

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$73	$99
Income taxes	375	400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2013 have been derived from the Company’s consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of March 30, 2014 and the related condensed consolidated statements of operations and comprehensive loss for the three months ended March 30, 2014 and March 31, 2013 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the three months ended March 30, 2014 and March 31, 2013 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2013, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Subsequent Events – The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. The Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

(3) Inventories

	March 30, 2014	December 31, 2013
	($ in thousands)
Raw materials and manufactured components	$5,548	$6,010
Work-in-process	3,149	2,459
Finished goods	1,473	1,362

Total inventory	$10,170	$9,831

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	March 30, 2014	December 31, 2013
	( $ in thousands)
Accrued commissions	$844	$1,086
Accrued warranty	322	379
Accrued taxes	1,598	1,858
Accrued audit	365	419
Accrued legal	1,428	1,430
Accrued bonus	10	85
Payroll and payroll taxes	568	688
Accrued cost of sales	185	142
Other	193	274

	$5,513	$6,361

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

The following table reflects changes in the Company’s accrued warranty account during the three months ended March 30, 2014 (in thousands):

Three Months Ended March 30, 2014
Beginning balance, December 31, 2013	$379
Plus: accruals related to new sales	92
Less: warranty claims incurred and reserve adjustment	(149)

Ending balance, March 30, 2014	$322

(5) Debt

Long-term debt at March 30, 2014 and December 31, 2013 consisted of:

	March 30, 2014	December 31, 2013
	($ in thousands)
Mortgage note payable, interest rate of 4.43%	$7,496	$7,586
Less - current portion of long-term debt	371	367

Long-Term debt, less current portion	$7,125	$7,219

Mortgage Note

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

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on March 30, 2014 of approximately $7.5 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize letters of credit via restricted cash deposits at the bank. As of March 30, 2014, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $253,422. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their anti-dilutive effect, approximately 1,443,842 and 1,322,496 options to purchase common stock were excluded from the calculation of diluted loss per share for the three months ended March 30, 2014 and March 31, 2013, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

Stock Options

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (now codified as FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was $124,980 and $159,193 for the three months ended March 30, 2014 and March 31, 2013, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Expected volatilities are based on the weighted average historical volatility of the Company’s common stock for the expected life of the option. The Company has significant historical data to help evaluate the expected lives of options in developing its assumption. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term approximating the expected life of the options. The expected dividend yield is based upon the Company’s history of not issuing dividends and management’s current expectation of the same.

The following table summarizes the stock option activity during the three months ended March 30, 2014:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2013	1,408,692	$5.30
Forfeited/Cancelled	(9,700)	$2.89

Outstanding at March 30, 2014	1,398,992	$5.32	3.35	$226,196
Exercisable at March 30, 2014	980,732	$6.01	2.47	$73,942

No options were granted or exercised during the three-month periods ended March 30, 2014 and March 31, 2013, respectively.

As of March 30, 2014, there was $494,862 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.24 years. No options vested during the three-month period ended March 30, 2014.

Restricted Stock Units

There were no restricted stock units granted and no restricted stock units vested during the three-month periods ended March 30, 2014 and March 31, 2013, respectively. The Company recorded compensation expense of $16,042 and $6,036 during the three-month period ended March 30, 2014 and March 31, 2013, respectively, related to restricted stock units. As of March 30, 2014, there was $77,382 of unrecognized compensation costs related to grants of restricted stock units and these grants have a remaining life of 1.31 years.

(8) Revenue Recognition

For the three months ended March 30, 2014, and March 31, 2013, respectively, there was no revenue recognized using the percentage of completion method.

(9) Fair Value of Financial Instruments

In accordance with the requirements of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Thermal Processing Capital Equipment segment consists of designing, manufacturing, selling and servicing thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This business segment includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in low temperature curing/encapsulation, hybrid integrated circuit manufacturing, integrated circuit packaging and sealing, and processing multi-chip modules. In addition, thermal processing equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, brazing and sintering of ceramics and powdered metals, and depositing precise thin film coatings. The business segment’s customers are multinational original equipment manufacturers and contract manufacturing companies.

Tangible long-lived assets by geographic location are as follows:

	March 30, 2014	December 31, 2013
	($ in thousands)
United States	$2,670	$2,889
Asia Pacific	410	497

	$3,080	$3,386

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BTU International, Inc. (the “Company”), which was founded in 1950, was incorporated as a Delaware corporation in 1981 and is headquartered in North Billerica, Massachusetts. The Company operates as a single business segment called Thermal Processing Capital Equipment. The Company’s business consists of designing, manufacturing, selling and servicing thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly. Thermal processing equipment is used in low temperature curing/encapsulation, hybrid integrated circuit manufacturing, integrated circuit packaging and sealing, and processing multi-chip modules. In addition, the equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, brazing and sintering of ceramics and powdered metals, and depositing precise thin film coatings. The Company’s customers are multinational original equipment manufacturers and contract manufacturing companies.

The Company’s customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, the Company’s convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, the Company participates in both wafer level and die level packaging, where its thermal processing systems are used to connect and seal integrated circuits into a package. In the solar market, the Company offers processing equipment for both silicon and thin film photovoltaics. In the alternative energy market, the Company’s customers use its thermal systems for the processing of nuclear fuel.

RESULTS OF OPERATIONS

Three months ended March 30, 2014 compared to the three months ended March 31, 2013.

The following table sets forth certain items in the Company’s Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	March 30, 2014		March 31, 2013
	( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$11,685	100.0%	$10,503	100.0%	11.3%
Cost of goods sold	7,526	64.4%	7,773	74.0%	(3.2)%

Gross profit	4,159	35.6%	2,730	26.0%	52.3%

Selling, general and administrative expenses	4,610	39.5%	4,653	44.3%	(0.9)%
Research, development and engineering expenses	1,211	10.4%	1,134	10.8%	6.8%

Operating loss	(1,662)	(14.2)%	(3,057)	(29.1)%	(45.6)%

Loss before provision (benefit) for income taxes	(1,717)	(14.7)%	(3,193)	(30.4)%	(46.2)%

Provision (benefit) for income taxes	69	0.6%	(69)	(0.7)%	(200.0)%

Net loss	$(1,786)	(15.3)%	$(3,124)	(29.7)%	(42.8)%

Net Sales. Net sales for the first quarter of 2014 were $11.7 million representing an increase of $1.2 million, or 11.3%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $0.9 million, or 10.2%, as compared to the same period in the prior year. Net sales of alternative energy systems increased by $0.6 million as compared to the same period in the prior year. Net sales for other market systems, parts and service decreased by $0.3 million, or 17.0%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in Asia. The increase in alternative energy sales is mainly due to nuclear product sales. The Company’s overall alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The decrease in sales in the other market systems, parts and service is due to the cyclical nature of the parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	March 30, 2014		March 31, 2013
	($ in thousands)
	$	% of Revenues	$	% of Revenues
United States	$2,173	18.6%	$2,140	20.4%
Europe, Near East	2,923	25.0%	1,821	17.3%
Asia Pacific	5,858	50.1%	5,639	53.7%
Other Americas	731	6.3%	903	8.6%

Total Revenue	$11,685		$10,503

Gross Profit. In the first quarter of 2014, gross profit was $4.2 million, an increase of $1.4 million, as compared to the same period in the prior year due primarily to the 11.3% increase in net sales. In the first quarter of 2014, gross profit as a percentage of sales increased to 35.6% as compared to 26.0% in the same period in the prior year. This increase in the first quarter of 2014 was mainly the result of lower inventory reserves and lower under-absorption in the Company’s factories as compared to the same period in the prior year.

Selling, General and Administrative (SG&A). SG&A first quarter 2014 expenses of $4.6 million remained relatively flat as compared to the same period in the prior year.

Research, Development and Engineering (RD&E). RD&E first quarter 2014 expenses of $1.2 million remained relatively flat as compared to the same period in the prior year.

Interest Income (Expense). In the first quarter of 2014, net interest expense remained relatively flat at $0.1 million as compared to the same period in the prior year.

Foreign Exchange Income (Loss). The foreign exchange gain in the first quarter of 2014 was $15,000 as compared to a loss of $76,000 in the same period in the prior year. The net exchange gain is primarily the result of foreign currency transactions in the Company’s foreign operations for the applicable period.

Income Taxes. For the three months ended March 30, 2014, the Company recorded an income tax provision of $69,000 as compared to an income tax benefit of $69,000 for the same period in the prior year. The Company’s income tax provision primarily relates to withholding taxes. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. Chinese withholding taxes primarily result from corporate royalty charges on net sales of the Company’s Chinese manufacturing subsidiary. U.S. taxes have had no impact on the rate fluctuation as the U.S. entity operates at a loss for which no benefit is recognized due to valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

In 2013, the Company’s net cash used in operating activities was $5.8 million. In the first quarter of 2014, the Company’s net cash used in operating activities was $2.7 million. We recorded an operating loss of $9.7 million in 2013. Our operating loss was $1.7 million in the first quarter of 2014. On March 31, 2014, the Company had cash and cash equivalents of approximately $11.2 million, a decrease of $2.8 million, compared to $14.0 million at December 31, 2013.

During the three months ended March 30, 2014, the Company used net cash of approximately $2.7 million for operating activities. This use of cash was primarily the result of a net loss of $1.8 million, a decrease in deferred revenue of $1.7 million, an increase in other assets of $0.6 million, a decrease in accrued expenses of $0.8 million and an increase in inventory of $0.5 million; offset by a decrease in accounts receivable of $0.9 million, an increase in accounts payable of $0.9 million, a decrease in other current assets of $0.2 million and the adding back of non-cash expenses for depreciation and amortization of $0.3 million, stock-based compensation of $0.1 million, and inventory provisions of $0.1 million.

In recent years, the Company’s sales have declined as we continue to experience a significant downturn in the solar industry. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns which affect the demand for equipment that we manufacture and market. If the solar market does not improve, or if our products do not gain the acceptance we have planned, our cash resources will not allow us to continue making investments in the solar market and we will need to take action to restructure the Company. To conserve cash and manage the Company’s liquidity, the Company has implemented certain expense reductions throughout 2013 and 2014. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2014, and may take further reductions if these actions are deemed necessary.

The Company’s total current assets at March 31, 2014 were $32.6 million and current liabilities were $12.5 million and long-term debt was $7.1 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months.

Mortgage Note

On March 30, 2006, the Company entered into a $10 million mortgage note secured by its real property in Billerica, Massachusetts, which had an initial maturity date of December 23, 2015. On September 9, 2010, the Company signed a First Loan Modification Agreement relating to the mortgage note, which reduced the annual interest rate from 6.84% to 5.50% and the monthly payment from $76,280 to $69,000

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on March 30, 2014 of approximately $7.5 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank. The bank agrees, at the Company’s request, to issue letters of credit in the bank’s name and the Company agrees to cash collateralize the letters of credit via restricted cash deposits at the bank. As of March 30, 2014, the value of the outstanding letters of credit issued by the bank for the Company and cash collateralized by the Company was $253,422. This restricted cash value is included in the Company’s balance sheet in other current assets.

As of March 30, 2014, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the three months ended March 30, 2014, there have been no significant changes to the items disclosed as the Company’s critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’sr Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

RISK FACTORS

During the three months ended March 30, 2014, there have been no significant changes to the items disclosed as risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including without limitation statements about the Company’s expectation for minimal revenue from solar equipment in 2014 and the sufficiency of its cash position and cash flows. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report and other reports the Company has filed with the SEC, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with the Company’s foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, the Company disclaims any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has international subsidiaries in China, the United Kingdom, Singapore, and Malaysia. These subsidiaries transact business in their functional or local currency. Therefore, the Company is exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which it operates, all of which could adversely impact its results of operations and financial condition.

As of March 30, 2014 and December 31, 2013, all of the Company’s long-term debt obligations were fixed rate financial instruments. However, on September 26, 2018, the interest rate related to the mortgage note will be adjusted to a per annum fixed rate, to be applicable until the maturity date of September 26, 2023, equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer concluded that its disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act), that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013. The payment balance of this settlement as of March 30, 2014 was $1.2 million.

Item 1A.	Risk Factors

During the three months ended March 30, 2014, there have been no material changes to the items disclosed as risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

BTU INTERNATIONAL, INC.

DATE: May 9, 2014	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: May 9, 2014	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)