Form 10-Q
period 2014-06-29
BTU INTERNATIONAL INC
filed 2014-08-12
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of August 4, 2014: 9,574,343 shares.

BTU INTERNATIONAL, INC.

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 29, 2014	December 31, 2013
Assets

Current assets
Cash and cash equivalents	$10,032	$13,991
Accounts receivable, less allowance of $1,194 and $1,280 at June 29, 2014 and December 31, 2013	13,768	11,370
Inventories	11,875	9,831
Other current assets	937	1,126

Total current assets	36,612	36,318

Property, plant and equipment, net	2,860	3,386

Other assets, net	1,238	626

Total assets	$40,710	$40,330

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$375	$367

Accounts payable	8,428	5,408

Deferred revenue	1,142	2,052
Accrued expenses	5,730	6,361

Total current liabilities	15,675	14,188

Long-term debt, less current portion	7,030	7,219
Other long-term liabilities	2	14

Total liabilities	22,707	21,421

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,942,310 shares issued and 9,574,343 shares outstanding at June 29, 2014 and 10,924,856 shares issued and 9,556,889 shares outstanding at December 31, 2013	109	109
Additional paid in capital	52,520	52,204
Accumulated deficit	(32,045)	(30,853)
Treasury stock, at cost, 1,367,967 shares at June 29, 2014 and December 31, 2013	(4,990)	(4,990)
Accumulated other comprehensive income	2,409	2,439

Total stockholders’ equity	18,003	18,909

Total liabilities and stockholders’ equity	$40,710	$40,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	$16,435	$14,244	$28,120	$24,747
Costs of goods sold	9,559	8,850	17,085	16,623

Gross profit	6,876	5,394	11,035	8,124

Operating expenses:
Selling, general and administrative	5,091	4,355	9,701	9,009
Research, development and engineering	1,029	1,017	2,240	2,151

Operating income (loss)	756	22	(906)	(3,036)

Interest income	7	11	18	23
Interest expense	(84)	(107)	(169)	(220)
Foreign exchange income (loss)	41	(38)	56	(114)
Other income	3	5	7	46

Income (loss) before provision for income taxes	723	(107)	(994)	(3,301)

Provision for income taxes	129	154	198	85

Net income (loss)	$594	$(261)	$(1,192)	$(3,386)

Income (loss) per share:
Basic	$0.06	$(0.03)	$(0.12)	$(0.36)
Diluted	$0.06	$(0.03)	$(0.12)	$(0.36)

Weighted average number of shares outstanding:
Basic shares	9,560,454	9,532,140	9,558,671	9,531,559
Effect of dilutive options	45,531	—	—	—

Diluted shares	9,605,985	9,532,140	9,558,671	9,531,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Comprehensive income (loss) is calculated as follows:
Net income (loss)	$594	$(261)	$(1,192)	$(3,386)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	59	(30)	65

Comprehensive income (loss)	$597	$(202)	$(1,222)	$(3,321)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 29, 2014

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2013	10,925	$109	$52,204	$(30,853)	1,368	$(4,990)	$2,439	$18,909

Net loss	—	—	—	(1,192)	—	—	—	(1,192)

Exercise of stock options	1	—	1	—	—	—	—	1

Issuance of common stock	16	—	8	—	—	—	—	8

Stock-based compensation	—	—	307	—	—	—	—	307

Translation adjustment	—	—	—	—	—	—	(30)	(30)

Balance at June 29, 2014	10,942	$109	$52,520	$(32,045)	1,368	$(4,990)	$2,409	$18,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013

($ in thousands)

(unaudited)

	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,192)	$(3,386)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	635	965
Provision (recovery) for bad debts	59	(188)
Provision for inventory obsolescence	209	1,256
Gain on sale of property, plant and equipment	—	(51)
Stock-based compensation	307	320
Deferred taxes	—	(64)
Net change in operating assets and liabilities:
Accounts receivable	(2,497)	(1,430)
Inventories	(2,358)	(2,245)
Other current assets	171	(1,697)
Deferred revenue	(909)	483
Other assets	(623)	(8)
Other long-term liabilities	(12)	—
Accounts payable	3,054	2,039
Accrued expenses	(613)	(631)

Net cash used in operating activities	(3,769)	(4,637)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	57
Purchases of property, plant and equipment	(40)	(125)

Net cash used in investing activities	(40)	(68)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(181)	(196)
Issuance of common stock	8	17
Proceeds from the exercise of stock options	1	—

Net cash used in financing activities	(172)	(179)

Effects of exchange rates on cash	22	(51)

Net decrease in cash and cash equivalents	(3,959)	(4,935)
Cash and cash equivalents, beginning of period	13,991	20,218

Cash and cash equivalents, end of period	$10,032	$15,283

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$154	$196
Income taxes	408	428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2013 have been derived from the Company’s consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of June 29, 2014 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 29, 2014 and June 30, 2013 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the six months ended June 29, 2014 and June 30, 2013 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2013, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

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

(3) Inventories

	June 29, 2014	December 31, 2013
	($ in thousands)

Raw materials and manufactured components	$5,990	$6,010
Work-in-process	4,064	2,459
Finished goods	1,821	1,362

Total inventory	$11,875	$9,831

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accrued Expenses

	June 29, 2014	December 31, 2013
	( $ in thousands)

Accrued commissions	$785	$1,086
Accrued warranty	420	379
Accrued taxes	1,751	1,858
Accrued audit	385	419
Accrued legal	838	1,430
Accrued bonus	—	85
Payroll and payroll taxes	604	688
Accrued cost of sales	424	142
Other	523	274

	$5,730	$6,361

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

The following table reflects changes in the Company’s accrued warranty account during the six months ended June 29, 2014 (in thousands):

Six Months Ended June 29, 2014

Beginning balance, December 31, 2013	$379
Plus: accruals related to new sales	258
Less: warranty claims incurred and reserve adjustment	(217)

Ending balance, June 29, 2014	$420

(5) Debt

Long-term debt at June 29, 2014 and December 31, 2013 consisted of:

	June 29, 2014	December 31, 2013
	($ in thousands)
Mortgage note payable, interest rate of 4.43%	$7,405	$7,586
Less - current portion of long-term debt	375	367

Long-Term debt, less current portion	$7,030	$7,219

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

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on June 29, 2014 of approximately $7.4 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank, pursuant to which the bank agreed to issue letters of credit which the Company will cash collateralize via restricted cash deposits at the bank. As of June 29, 2014, the value of the outstanding letters of credit issued by the bank for the Company was $254,084. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their anti-dilutive effect, approximately 1,208,627 and 1,335,721 securities to purchase common stock were excluded from the calculation of diluted loss per share for the three months ended June 29, 2014 and June 30, 2013, respectively. Due to their anti-dilutive effect, approximately 1,409,895 and 1,335,721 securities to purchase common stock were excluded from the calculation of diluted loss per share for the six months ended June 29, 2014 and June 30, 2013, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

Stock Options

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (now codified as FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was $121,011 and $245,991 for the three and six months ended June 29, 2014, respectively and $137,764 and $296,957 for the three and six months ended June 30, 2013, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:	Six months ended
	June 29, 2014	June 30, 2013

Expected Volatility	64.88%	66.84%
Expected Life (in years)	4.10	4.21
Risk-Free Interest Rate	1.26%	0.79%
Expected Dividend Yield	—	—

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

The following table summarizes the stock option activity during the six months ended June 29, 2014:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2013	1,408,692	$5.30
Granted	19,032	$2.91
Exercised	(700)	$2.00
Forfeited/Cancelled	(110,654)	$9.78

Outstanding at June 29, 2014	1,316,370	$4.89	3.34	$322,439
Exercisable at June 29, 2014	1,020,986	$5.28	2.74	$174,458

The weighted-average grant date fair value of options granted during the six-month periods ended June 29, 2014 and June 30, 2013 were $1.44 and $1.21, respectively. The aggregate fair value of options exercised during the six-month periods ended June 29, 2014 and June 30, 2013 was $720 and $0, respectively.

As of June 29, 2014, there was $376,273 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.10 years. The total fair value of options vested during the six-month period ended June 29, 2014 was $282,460.

Restricted Stock Units

In April 2014, the Company granted 62,725 restricted stock units to various employees. The fair value of the restricted stock units at the date of the grant was $2.95. The Company recorded compensation expense of $56,039 and $15,599 during the six-month period ended June 29, 2014 and June 30, 2013, respectively, related to restricted stock units. As of June 29, 2014, there was $212,001 of unrecognized compensation costs related to grants of restricted stock units and these grants have a remaining life of 1.30 years.

(8) Fair Value of Financial Instruments

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

(9) Segment Reporting

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

Tangible long-lived assets by geographic location are as follows:

	June 29, 2014	December 31, 2013
	($ in thousands)

United States	$2,455	$2,889
Asia Pacific	405	497

	$2,860	$3,386

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BTU International, Inc. (the “Company”), which was founded in 1950, was incorporated as a Delaware corporation in 1981 and is headquartered in North Billerica, Massachusetts. The Company operates as a single business segment called Thermal Processing Capital Equipment. The Company’s business consists of designing, manufacturing, selling and servicing thermal processing equipment and related process controls for use in the electronics, alternative energy, automotive and other industries. This includes the supply of solder reflow systems used for surface mount applications in printed circuit board assembly and semiconductor packaging applications. Thermal processing equipment is used in low temperature curing/encapsulation, hybrid integrated circuit manufacturing, integrated circuit packaging and sealing, and processing multi-chip modules. In addition, the equipment is used for solar cell processing, sintering nuclear fuel for commercial power generation, brazing and sintering of ceramics and powdered metals, and depositing precise thin film coatings. The Company’s customers are multinational original equipment manufacturers and contract manufacturing companies.

The Company’s customers require high throughput, high yield and highly reliable thermal processing systems with tightly controlled temperature and atmospheric parameters. In electronics assembly, the Company’s convection solder reflow systems are used to attach electronic components to the printed circuit boards, primarily in the advanced, high-density, surface mount segments of this market. In the semiconductor market, the Company participates in both wafer level and die level packaging, where its thermal processing systems are used to connect and seal integrated circuits into a package. In the alternative energy market, the Company offers processing equipment for the production of both silicon solar cells and thin film photovoltaics. The Company is also the key provider for customers who use its thermal systems for the processing of nuclear fuel.

RESULTS OF OPERATIONS

Three months ended June 29, 2014 compared to the three months ended June 30, 2013.

The following table sets forth certain items in the Company’s Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	June 29, 2014		June 30, 2013
	($ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$16,435	100.0%	$14,244	100.0%	15.4%
Cost of goods sold	9,559	58.2%	8,850	62.1%	8.0%

Gross profit	6,876	41.8%	5,394	37.9%	27.5%

Selling, general and administrative expenses	5,091	31.0%	4,355	30.6%	16.9%
Research, development and engineering expenses	1,029	6.3%	1,017	7.1%	1.2%

Operating income	756	4.6%	22	0.2%	3336.4%

Income (loss) before provision for income taxes	723	4.4%	(107)	(0.8)%	(775.7)%

Provision for income taxes	129	0.8%	154	1.1%	(16.2)%

Net income (loss)	$594	3.6%	$(261)	(1.8)%	(327.6)%

Net Sales. Net sales for the second quarter of 2014 were $16.4 million representing an increase of $2.2 million, or 15.4%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $0.6 million, or 4.6%, as compared to the same period in the prior year. Net sales of alternative energy systems increased by $0.3 million, as compared to the same period in the prior year. Net sales for other market systems, parts and service increased by $1.3 million, or 93.2%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in Asia. The increase in alternative energy sales is mainly due to increased nuclear product sales. The Company’s overall alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The increase in sales in the other market systems, parts and service is primarily due to $1.1 million in other market custom sales in the second quarter of 2014 compared to no other market custom sales in the second quarter of 2013.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	June 29, 2014		June 30, 2013
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$2,255	13.7%	$1,836	12.9%
Europe, Near East	1,994	12.1%	867	6.1%
Asia Pacific	10,569	64.3%	10,810	75.9%
Other Americas	1,617	9.9%	731	5.1%

Total Revenue	$16,435		$14,244

Gross Profit. In the second quarter of 2014, gross profit was $6.9 million, an increase of $1.5 million, as compared to the same period in the prior year due primarily to the 15.4% increase in net sales. In the second quarter of 2014, gross profit as a percentage of sales increased to 41.8% as compared to 37.9% in the same period in the prior year. This increase in the second quarter of 2014 was mainly the result of product sales mix, lower inventory reserves and lower under-absorption in the Company’s factories as compared to the same period in the prior year.

Selling, General and Administrative (SG&A). SG&A second quarter 2014 expenses of $5.1 million increased by $0.7 million as compared to the same period in the prior year. The prior year comparable period had bad debt recovery income, which did not occur in the second quarter of 2014. Additionally, compared to the prior year comparable period, there was an increase in legal expense as well as an increase in warranty expense due to increased sales volume for the second quarter of 2014.

Research, Development and Engineering (RD&E). RD&E second quarter 2014 expenses of $1.0 million remained relatively flat as compared to the same period in the prior year.

Interest Income (Expense). In the second quarter of 2014, net interest expense remained relatively flat at $0.1 million as compared to the same period in the prior year.

Foreign Exchange Income (Loss). The foreign exchange gain in the second quarter of 2014 was $41,000 as compared to a loss of $38,000 in the same period in the prior year. The net exchange gain or loss is primarily the result of foreign currency transactions in the Company’s foreign operations for the applicable period.

Income Taxes. For the three months ended June 29, 2014, the Company recorded an income tax provision of $129,000 as compared to an income tax provision of $154,000 for the same period in the prior year. The Company’s income tax provision primarily relates to withholding taxes. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. Chinese withholding taxes primarily result from corporate royalty charges on net sales of the Company’s Chinese manufacturing subsidiary. U.S. taxes have had no impact on the rate fluctuation as the U.S. entity operates at a loss for which no benefit is recognized due to valuation allowance.

RESULTS OF OPERATIONS

Six months ended June 29, 2014 compared to the six months ended June 30, 2013.

The following table sets forth certain items in the Company’s Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

Summary Condensed Consolidated Statements of Operations

	Six Months Ended
	June 29, 2014		June 30, 2013
	($ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$28,120	100.0%	$24,747	100.0%	13.6%
Cost of goods sold	17,085	60.8%	16,623	67.2%	2.8%

Gross profit	11,035	39.2%	8,124	32.8%	35.8%

Selling, general and administrative expenses	9,701	34.5%	9,009	36.4%	7.7%
Research, development and engineering expenses	2,240	8.0%	2,151	8.7%	4.1%

Operating loss	(906)	(3.2)%	(3,036)	(12.3)%	(70.2)%

Loss before provision for income taxes	(994)	(3.5)%	(3,301)	(13.3)%	(69.9)%

Provision for income taxes	198	0.7%	85	0.3%	132.9%

Net loss	$(1,192)	(4.2)%	$(3,386)	(13.7)%	(64.8)%

Net Sales. Net sales for the first six months of 2014 were $28.1 million representing an increase of $3.4 million, or 13.6%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $1.4 million, or 6.8%, and net sales of alternative energy systems increased by $0.9 million, as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales increased by $1.0 million, or 32.0%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in Asia. The increase in alternative energy sales is mainly due to increased nuclear product sales. The Company’s overall alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The increase in sales in the other market systems and parts and service is primarily due to $1.1 million of other market custom sales in the first six months of 2014 compared to no other market custom sales in the first six months of 2013.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Six Months Ended
	June 29, 2014		June 30, 2013
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$4,429	15.8%	$3,976	16.1%
Europe, Near East	4,917	17.5%	2,688	10.8%
Asia Pacific	16,426	58.4%	16,449	66.5%
Other Americas	2,348	8.3%	1,634	6.6%

Total Revenue	$28,120		$24,747

Gross Profit. The first six months of 2014 gross profit of $11.0 million increased by $2.9 million compared to the first six months of 2013 due primarily to the 13.6% increase in net sales. In the first six months of 2014, gross profit as a percentage of sales increased to 39.2% as compared to 32.8% in the same period in 2013, due primarily to product mix and improved overhead under absorption at our factories combined with lower inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A first six months of 2014 expenses of $9.7 million increased by $0.7 million compared to the same period in the prior year. The prior year comparable period had bad debt recovery income, which did not occur in the first six months of 2014. Additionally, compared to the prior year comparable period, there was an increase in legal expense as well as an increase in warranty expense due to increased sales volume for the first six months of 2014.

Research, Development and Engineering (RD&E). RD&E first six months of 2014 expenses of $2.2 million remained relatively flat as compared to the same period in the prior year.

Interest Income (Expense). In the first six months of 2014, net interest expense remained relatively flat at $0.2 million as compared to the same period in 2013.

Foreign Exchange Income (Loss). The foreign exchange gain in the first six months of 2014 was $56,000 as compared to a loss of $114,000 in the same period in the prior year. The net exchange gain or loss is primarily the result of foreign currency transactions in the Company’s foreign operations in the applicable period.

Income Taxes. For the six months ended June 29, 2014, the Company recorded an income tax provision of $198,000 compared to a provision of $85,000 in the same period in the prior year. The Company’s income tax provision primarily relates to withholding taxes. The significant fluctuations in the Company’s quarterly tax rate, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. Chinese withholding taxes primarily result from corporate royalty charges on net sales of the Company’s Chinese manufacturing subsidiary. U.S. taxes have had no impact on the rate fluctuation as the U.S. entity operates at a loss for which no benefit is recognized due to valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

In 2013, the Company’s net cash used in operating activities was $5.8 million. In the first six months of 2014, the Company’s net cash used in operating activities was $3.8 million. We recorded an operating loss of $9.7 million in 2013. Our operating loss was $0.9 million in the first six months of 2014. On June 29, 2014, the Company had cash and cash equivalents of approximately $10.0 million, a decrease of $4.0 million, compared to $14.0 million at December 31, 2013.

During the six months ended June 29, 2014, the Company used net cash of approximately $3.8 million for operating activities. This use of cash was primarily the result of a net loss of $1.2 million, a decrease in deferred revenue of $0.9 million, an increase in accounts receivable of $2.5 million, an increase in inventory of $2.4 million, an increase in other assets of $0.6 million and a decrease in accrued expenses of $0.6 million; offset by an increase in accounts payable of $3.0 million, a decrease in other current assets of $0.2 million and the adding back of non-cash expenses for depreciation and amortization of $0.6 million, stock-based compensation of $0.3 million, and inventory provisions of $0.2 million.

In recent years, the Company’s sales have declined as we continue to experience a significant downturn in the solar industry. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns which affect the demand for equipment that we manufacture and market. If the solar market does not improve, or if our products do not gain the acceptance we have planned, our cash resources will not allow us to continue making investments in the solar market and we will need to take action to restructure the Company. To conserve cash and manage the Company’s liquidity, the Company has implemented certain expense reductions throughout 2013 and 2014. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2014, and may take further actions as it deems necessary.

As of June 29, 2014, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company’s total current assets at June 29, 2014 were $36.6 million, current liabilities were $15.7 million and long-term debt was $7.0 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months.

Mortgage Note

On March 30, 2006, the Company entered into a $10 million mortgage note secured by its real property in Billerica, Massachusetts, which had an initial maturity date of December 23, 2015. On September 9, 2010, the Company signed a First Loan Modification Agreement relating to the mortgage note, which reduced the annual interest rate from 6.84% to 5.50% and the monthly payment from $76,280 to $69,000

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on June 29, 2014 of approximately $7.4 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank, pursuant to which the bank agreed to issue letters of credit which the Company will cash collateralize via restricted cash deposits at the bank. As of June 29, 2014, the value of the outstanding letters of credit issued by the bank for the Company was $254,084. This restricted cash value is included in the Company’s balance sheet in other current assets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the six months ended June 29, 2014, there have been no significant changes to the items disclosed as the Company’s critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As of June 29, 2014 and December 31, 2013, all of the Company’s long-term debt obligations were fixed rate financial instruments. However, on September 26, 2018, the interest rate related to the mortgage note will be adjusted to a per annum fixed rate, to be applicable until the maturity date of September 26, 2023, equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer concluded that its disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Operating Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013. The payment balance of this settlement as of June 29, 2014 was $0.6 million.

Item 1A.	Risk Factors

During the six months ended June 29, 2014, there have been no material changes to the items disclosed as risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

BTU INTERNATIONAL, INC.

DATE: August 12, 2014	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: August 12, 2014	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)