Form 10-Q
period 2014-09-28
BTU INTERNATIONAL INC
filed 2014-11-10
CIK 840883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Indicate the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, as of the latest practicable date: As of October 30, 2014: 9,574,343 shares.

BTU INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 28,	December 31,
	2014	2013
Assets

Current assets
Cash and cash equivalents	$10,428	$13,991
Accounts receivable, less allowance of $1,245 and $1,280 at September 28, 2014 and December 31, 2013	12,578	11,370
Inventories	10,696	9,831
Other current assets	764	1,126

Total current assets	34,466	36,318

Property, plant and equipment, net	2,624	3,386

Other assets, net	2,165	626

Total assets	$39,255	$40,330

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$380	$367
Accounts payable	7,418	5,408
Deferred revenue	680	2,052
Accrued expenses	5,710	6,361

Total current liabilities	14,188	14,188

Long-term debt, less current portion	6,935	7,219
Other long-term liabilities	—	14

Total liabilities	21,123	21,421

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1.00 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 25,000,000 shares authorized; 10,942,310 shares issued and 9,574,343 shares outstanding at September 28, 2014 and 10,924,856 shares issued and 9,556,889 shares outstanding at December 31, 2013	109	109
Additional paid in capital	52,666	52,204
Accumulated deficit	(32,045)	(30,853)
Treasury stock, at cost, 1,367,967 shares at September 28, 2014 and December 31, 2013	(4,990)	(4,990)
Accumulated other comprehensive income	2,392	2,439

Total stockholders’ equity	18,132	18,909

Total liabilities and stockholders’ equity	$39,255	$40,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net sales	$15,917	$12,014	$44,037	$36,761
Costs of goods sold	9,840	8,480	26,925	25,103

Gross profit	6,077	3,534	17,112	11,658

Operating expenses:
Selling, general and administrative	4,921	6,228	14,622	15,237
Research, development and engineering	939	1,276	3,179	3,427

Operating income (loss)	217	(3,970)	(689)	(7,006)

Interest income	8	13	26	36
Interest expense	(84)	(103)	(253)	(323)
Foreign exchange income (loss)	(34)	(33)	22	(147)
Other income	3	17	10	63

Income (loss) before provision for income taxes	110	(4,076)	(884)	(7,377)

Provision for income taxes	110	998	308	1,083

Net loss	$(0)	$(5,074)	$(1,192)	$(8,460)

Loss per share:
Basic	$(0.00)	$(0.53)	$(0.12)	$(0.89)
Diluted	$(0.00)	$(0.53)	$(0.12)	$(0.89)

Weighted average number of shares outstanding:
Basic shares	9,574,343	9,544,864	9,563,934	9,536,010
Effect of dilutive options	—	—	—	—

Diluted shares	9,574,343	9,544,864	9,563,934	9,536,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Comprehensive loss is calculated as follows:
Net loss	$(0)	$(5,074)	$(1,192)	$(8,460)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	23	(47)	88

Comprehensive loss	$(17)	$(5,051)	$(1,239)	$(8,372)

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014

(in thousands)

(unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive
	shares	$	Capital	Deficit	shares	$	Income	Total
Balance at December 31, 2013	10,925	$109	$52,204	$(30,853)	1,368	$(4,990)	$2,439	$18,909

Net loss	—	—	—	(1,192)	—	—	—	(1,192)

Exercise of stock options	1	—	1	—	—	—	—	1

Issuance of common stock	16	—	8	—	—	—	—	8

Stock-based compensation	—	—	453	—	—	—	—	453

Translation adjustment	—	—	—	—	—	—	(47)	(47)

Balance at September 28, 2014	10,942	$109	$52,666	$(32,045)	1,368	$(4,990)	$2,392	$18,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

($ in thousands)

(unaudited)

	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,192)	$(8,460)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	889	1,307
Provision (recovery) for bad debts	115	(181)
Provision for inventory obsolescence	321	1,706
Gain on sale of property, plant and equipment	—	(51)
Stock-based compensation	453	477
Deferred taxes	—	825
Net change in operating assets and liabilities:
Accounts receivable	(1,375)	692
Inventories	(1,288)	(2,327)
Other current assets	358	1,409
Deferred revenue	(1,371)	(629)
Other assets	(1,551)	(154)
Other long-term liabilities	(14)	620
Accounts payable	2,042	1,142
Accrued expenses	(614)	486

Net cash used in operating activities	(3,227)	(3,138)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	57
Purchases of property, plant and equipment	(57)	(208)

Net cash used in investing activities	(57)	(151)

Cash flows from financing activities:
Principal payments under loan and capital lease agreements	(271)	(294)
Issuance of common stock	8	17
Proceeds from the exercise of stock options	1	—

Net cash used in financing activities	(262)	(277)

Effects of exchange rates on cash	(17)	20

Net decrease in cash and cash equivalents	(3,563)	(3,546)
Cash and cash equivalents, beginning of period	13,991	20,218

Cash and cash equivalents, end of period	$10,428	$16,672

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$228	$293
Income taxes	332	484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTU INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheet, financial information and related disclosures as of December 31, 2013 have been derived from the Company’s consolidated financial statements, which have been audited as of that date. The condensed consolidated balance sheet as of September 28, 2014 and the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 28, 2014 and September 29, 2013 are unaudited. The condensed consolidated statement of stockholders’ equity and consolidated statements of cash flows for the nine months ended September 28, 2014 and September 29, 2013 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for any other period or for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2013, together with the auditors’ report, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

Pending Merger

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Amtech Systems, Inc., an Arizona corporation (“Amtech”), and BTU Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Amtech. The Merger Agreement has been approved by the Boards of Directors of both the Company and Amtech and is subject to approval of the Company’s and Amtech’s stockholders.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Shares”), issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive and become exchangeable for 0.3291 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of Amtech (“Amtech Shares”). Any outstanding Company stock option shall be assumed by Amtech and shall be converted into an option to purchase shares of Amtech common stock on substantially the same terms and conditions as were applicable to such Company stock option, with appropriate adjustments based upon the Exchange Ratio to the exercise price and the number of shares of Amtech common stock subject to such stock option. Each Company restricted stock unit that remains unvested immediately prior to the effective time of the Merger will become a fully vested and unrestricted share of Company common stock.

The Company and Amtech have each made customary representations, warranties and covenants and the merger is subject to various closing conditions. The foregoing is not a complete description of all of the terms and conditions of the Merger Agreement and reference is made to the full text of the Merger Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 22, 2014, for more information.

(2) Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

(3) Inventories

The components of inventories are as follows:

	September 28,	December 31,
	2014	2013
	($ in thousands)

Raw materials and manufactured components	$5,835	$6,010
Work-in-process	2,940	2,459
Finished goods	1,921	1,362

Total inventory	$10,696	$9,831

(4) Accrued Expenses

The components of accrued expenses are as follows:

	September 28,	December 31,
	2014	2013
	($ in thousands)

Accrued commissions	$861	$1,086
Accrued warranty	488	379
Accrued taxes	1,912	1,858
Accrued audit	436	419
Accrued legal	872	1,430
Accrued bonus	88	85
Payroll and payroll taxes	501	688
Accrued cost of sales	162	142
Other	390	274

Total Accrued expenses	$5,710	$6,361

Warranty

The Company provides standard warranty coverage for labor for 12 months and special extended material-only coverage on certain products. The Company estimates and records an accrual for anticipated warranty claims based on sales. The accrual for warranty claims covers the estimated cost of materials. Actual warranty claims incurred are charged to the accrual. Factors that affect the Company’s product warranty accrual include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the nine months ended September 28, 2014 (in thousands):

Nine Months Ended
September 28, 2014

Beginning balance, December 31, 2013	$379
Plus: accruals related to new sales	426
Less: warranty claims incurred and reserve adjustment	(317)

Ending balance, September 28, 2014	$488

(5) Debt

Long-term debt at September 28, 2014 and December 31, 2013 consisted of:

	September 28,	December 31,
	2014	2013
	($ in thousands)
Mortgage note payable, interest rate of 4.43%	$7,315	$7,586
Less - current portion of long-term debt	380	367

Long-Term debt, less current portion	$6,935	$7,219

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

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on September 28, 2014 of approximately $7.3 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank, pursuant to which the bank agreed to issue letters of credit which the Company will cash collateralize via restricted cash deposits at the bank. As of September 28, 2014, the value of the outstanding letters of credit issued by the bank for the Company was $249,221. This restricted cash value is included in the Company’s balance sheet in other current assets.

(6) Net Loss Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities include outstanding stock options and unvested restricted stock units (RSUs). Due to their anti-dilutive effect, approximately 1,394,720 and 1,315,670 securities to purchase common stock were excluded from the calculation of diluted loss per share for the three and nine months ended September 28, 2014 and September 29, 2013, respectively. However, these potentially dilutive securities could become dilutive in future periods.

(7) Accounting for Stock-Based Compensation

Stock Options

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (now codified as FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”)). This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company’s stock option compensation expense was $94,339 and $340,329 for the three and nine months ended September 28, 2014, respectively and $140,027 and $436,984 for the three and nine months ended September 29, 2013, respectively. These amounts do not include expense related to restricted stock awards or the employee stock purchase plan.

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

Calculation of Fair Value - Assumptions Used:

	Nine months ended
	September 28, 2014	September 29, 2013

Expected Volatility	64.88%	66.84%
Expected Life (in years)	4.10	4.21
Risk-Free Interest Rate	1.26%	0.79%
Expected Dividend Yield	—	—

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

The following table summarizes the stock option activity during the nine months ended September 28, 2014:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at December 31, 2013	1,408,692	$5.30
Granted	19,032	$2.91
Exercised	(700)	$2.00
Forfeited/Cancelled	(128,604)	$9.21

Outstanding at September 28, 2014	1,298,420	$4.88	3.09	$277,074
Exercisable at September 28, 2014	1,008,086	$5.27	2.48	$153,916

The weighted-average grant date fair value of options granted during the nine-month periods ended September 28, 2014 and September 29, 2013 were $1.44 and $1.21, respectively. The aggregate fair value of options exercised during the nine-month periods ended September 28, 2014 and September 29, 2013 was $720 and $0, respectively.

As of September 28, 2014, there was $278,231 of total unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.09 years. The total fair value of options vested during the nine-month period ended September 28, 2014 was $282,460.

Restricted Stock Units

In April and September 2014, the Company granted a total of 69,725 restricted stock units to various employees. The weighted-average grant date fair value of the restricted stock units during the nine-month periods ended September 28, 2014 was $2.99. The Company recorded compensation expense of $104,667 and $27,913 during the nine-month period ended September 28, 2014 and September 29, 2013, respectively, related to restricted stock units. As of September 28, 2014, there was $185,391 of unrecognized compensation costs related to grants of restricted stock units and these grants have a remaining life of 1.09 years.

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

Tangible long-lived assets by geographic location are as follows:

	September 28,	December 31,
	2014	2013
	($ in thousands)

United States	$2,237	$2,889
Asia Pacific	387	497

	$2,624	$3,386

(10) Subsequent Events

The Company evaluated subsequent events through the time of issuance of these condensed consolidated financial statements. Other than as set forth below, the Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Amtech Systems, Inc., an Arizona corporation (“Amtech”), and BTU Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Amtech. The Merger Agreement has been approved by the Boards of Directors of both the Company and Amtech and is subject to the Company Stockholder Approval (as defined below) and the Amtech Stockholder Approval (as defined below).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Shares”), issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive and become exchangeable for 0.3291 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of Amtech (“Amtech Shares”). Any outstanding Company stock option shall be assumed by Amtech and shall be converted into an option to purchase shares of Amtech common stock on substantially the same terms and conditions as were applicable to such Company stock option, with appropriate adjustments based upon the Exchange Ratio to the exercise price and the number of shares of Amtech common stock subject to such stock option. Each Company restricted stock unit that remains unvested immediately prior to the effective time of the Merger will become a fully vested and unrestricted share of Company common stock.

The Merger Agreement contains customary representations and warranties of the Company and Amtech relating to their respective businesses and public filings. Additionally, the Merger Agreement provides for customary pre-closing covenants of the Company and Amtech, including, with regard to the Company, covenants (i) to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions without Amtech’s consent, (ii) not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (iii) subject to certain exceptions, to recommend that the Company’s stockholders adopt the Merger Agreement.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and the approval of the issuance of Amtech Shares in connection with the Merger by the requisite vote of Amtech’s stockholders (the “Amtech Stockholder Approval”).

The Merger Agreement provides certain termination rights for both the Company and Amtech and further provides that upon termination of the Merger Agreement under certain circumstances (i) (including the Company entering into an alternative transaction), the Company will be obligated to pay Amtech a termination fee of $1,320,000 or an expense reimbursement amount of $1,000,000 or (ii) Amtech will be obligated to pay the Company a termination fee of $1,320,000 or an expense reimbursement amount of $1,000,000. In addition, either the Company or Amtech can terminate the Merger Agreement if the Merger has not been consummated on or before 120 days following the date the joint registration statement on Form S-4 and proxy statement is filed with the SEC, if the failure to close is not caused by the breach of the Merger Agreement by the party electing to terminate.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and related documents, copies of which have been filed with the SEC on a Current Report on Form 8-K filed on October 22, 2014 and the terms of which are incorporated by reference herein.

Shortly after the Company entered into the Merger Agreement with Amtech, the Company learned that a putative stockholder class action complaint was filed, purportedly on behalf of BTU’s public stockholders, in the Court of Chancery of the State of Delaware against the members of the BTU Board, Amtech and Merger Sub. To the best of the Company’s knowledge, the complaint has not yet been served. The complaint generally alleges, among other things, that the members of the BTU Board breached their fiduciary duties owed to BTU’s public stockholders by causing BTU to enter into the Merger Agreement and approving the merger, and that Amtech and Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaint alleges that the Merger Agreement improperly favors Amtech and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting defendants from consummating the Merger, other forms of equitable relief, and compensatory damages. The Company believes that the claims are without merit and, if the complaint is served, it intends to defend against the litigation vigorously on behalf of the BTU Board.

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

Pending Merger

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Amtech Systems, Inc., an Arizona corporation (“Amtech”), and BTU Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Amtech. The Merger Agreement has been approved by the Boards of Directors of both the Company and Amtech and is subject to approval of the Company’s and Amtech’s stockholders.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Shares”), issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive and become exchangeable for 0.3291 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of Amtech (“Amtech Shares”). Any outstanding Company stock option shall be assumed by Amtech and shall be converted into an option to purchase shares of Amtech common stock on substantially the same terms and conditions as were applicable to such Company stock option, with appropriate adjustments based upon the Exchange Ratio to the exercise price and the number of shares of Amtech common stock subject to such stock option. Each Company restricted stock unit that remains unvested immediately prior to the effective time of the Merger will become a fully vested and unrestricted share of Company common stock.

The Company and Amtech have each made customary representations, warranties and covenants and the merger is subject to various closing conditions. The foregoing is not a complete description of all of the terms and conditions of the Merger Agreement and reference is made to the full text of the Merger Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 22, 2014, for more information.

RESULTS OF OPERATIONS

Three months ended September 28, 2014 compared to the three months ended September 29, 2013.

The following table sets forth certain items in the Company’s Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

Summary Condensed Consolidated Statements of Operations

	Three Months Ended
	September 28, 2014		September 29, 2013
	( $ in thousands)
		% of Net Sales		% of Net Sales	Percent Change

Net sales	$15,917	100.0%	$12,014	100.0%	32.5%
Cost of goods sold	9,840	61.8%	8,480	70.6%	16.0%

Gross profit	6,077	38.2%	3,534	29.4%	72.0%

Selling, general and administrative expenses	4,921	30.9%	6,228	51.8%	(21.0)%
Research, development and engineering expenses	939	5.9%	1,276	10.6%	(26.4)%

Operating income (loss)	217	1.4%	(3,970)	(33.0)%	(105.5)%

Income (loss) before provision for income taxes	110	0.7%	(4,076)	(33.9)%	(102.7)%

Provision for income taxes	110	0.7%	998	8.3%	(89.0)%

Net loss	$(0)	(0.0)%	$(5,074)	(42.2)%	(100.0)%

Net Sales. Net sales for the third quarter of 2014 were $15.9 million representing an increase of $3.9 million, or 32.5%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $3.4 million, or 36.4%, as compared to the same period in the prior year. Net sales of alternative energy systems increased by $0.2 million or 13.7%, as compared to the same period in the prior year. Net sales for other market systems, parts and service increased by $0.3 million, or 22.8%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in Asia. The increase in alternative energy sales is mainly due to increased nuclear product sales. The Company’s overall alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The increase in sales in the other market systems, parts and service is primarily due to an overall increase in our parts and service business.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed in dollars per thousand and as a percentage of total revenue. The values shown represent the amount sold into each of the listed geographical areas.

	Three Months Ended
	September 28, 2014		September 29, 2013
	($ in thousands)
	$	% of Revenues	$	% of Revenues

United States	$3,665	23.0%	$2,357	19.6%
Europe, Near East	2,196	13.8%	2,007	16.7%
Asia Pacific	9,794	61.5%	6,118	50.9%
Other Americas	262	1.7%	1,532	12.8%

Total Revenue	$15,917		$12,014

Gross Profit. In the third quarter of 2014, gross profit was $6.1 million, an increase of $2.5 million, as compared to the same period in the prior year due primarily to the 32.5% increase in net sales. In the third quarter of 2014, gross profit as a percentage of sales increased to 38.2% as compared to 29.4% in the same period in the prior year. This increase in the third quarter of 2014 was mainly the result of product sales mix, lower inventory reserves and lower under-absorption in the Company’s factories as compared to the same period in the prior year.

Selling, General and Administrative (SG&A). SG&A expense in the third quarter of 2014 of $4.9 million decreased by $1.3 million as compared to the same period in the prior year. The prior year comparable period SG&A expense included a legal settlement in the amount of $1.5 million; offset by $0.2 million of lower commission expense.

Research, Development and Engineering (RD&E). RD&E expense in the third quarter of 2014 of $0.9 million decreased by $0.3 million as compared to the same period in the prior year. This decrease in spending was the result of lower development project spending.

Interest Income (Expense). In the third quarter of 2014, net interest expense remained relatively flat at $0.1 million as compared to the same period in the prior year.

Foreign Exchange Income (Loss). The foreign exchange loss in the third quarter of 2014 was $34,000 as compared to a loss of $33,000 in the same period in the prior year. The net exchange loss is primarily the result of foreign currency transactions in the Company’s foreign operations for the applicable period.

Income Taxes. For the three months ended September 28, 2014, the Company recorded an income tax provision of $110,000 as compared to an income tax provision of $1.0 million for the same period in the prior year. The Company’s income tax provision primarily relates to withholding taxes. However, the income tax provision recorded in the same period in the prior year included the establishment of a $1.1 million valuation allowance on all deferred tax assets related to the China manufacturing subsidiary. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. Chinese withholding taxes primarily result from corporate royalty charges on net sales of the Company’s Chinese manufacturing subsidiary. U.S. taxes have had no impact on the rate fluctuation as the U.S. entity operates at a loss for which no benefit is recognized due to a full valuation allowance.

RESULTS OF OPERATIONS

Nine months ended September 28, 2014 compared to the nine months ended September 29, 2013.

The following table sets forth certain items in the Company’s Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

Summary Condensed Consolidated Statements of Operations

	Nine Months Ended
	September 28, 2014		September 29, 2013
	( $ in thousands)
		% of net sales		% of net sales	Percent change

Net sales	$44,037	100.0%	$36,761	100.0%	19.8%
Cost of goods sold	26,925	61.1%	25,103	68.3%	7.3%

Gross profit	17,112	38.9%	11,658	31.7%	46.8%

Selling, general and administrative expenses	14,622	33.2%	15,237	41.4%	(4.0)%
Research, development and engineering expenses	3,179	7.2%	3,427	9.3%	(7.2)%

Operating loss	(689)	(1.6)%	(7,006)	(19.1)%	(90.2)%

Loss before provision for income taxes	(884)	(2.0)%	(7,377)	(20.1)%	(88.0)%

Provision for income taxes	308	0.7%	1,083	2.9%	(71.6)%

Net loss	$(1,192)	(2.7)%	$(8,460)	(23.0)%	(85.9)%

Net Sales. Net sales for the first nine months of 2014 were $44.0 million representing an increase of $7.3 million, or 19.8%, as compared to the same period in the prior year. Net sales of electronic market systems increased by $4.8 million, or 15.9%, and net sales of alternative energy systems increased by $1.1 million or 68.6%, as compared to the same period in the prior year. Net sales for the Company’s other market systems, parts and service sales increased by $1.4 million, or 29.0%, as compared to the same period in the prior year. The electronic market systems increase represents an increase in demand for Surface Mount Technology systems, particularly in Asia. The increase in alternative energy sales is mainly due to increased nuclear product sales. The Company’s overall alternative energy sales continue to be low due to the continued weakness of the worldwide solar industry which started in the second quarter of 2011. The increase in sales in the other market systems and parts and service is primarily due to a $1.1 million of other market custom sales in the first nine months of 2014 compared to no other market custom sales in the first nine months of 2013.

The following table sets forth, for the periods indicated, revenues from sales into select geographies expressed as a percentage of total revenues. The values shown represent the amount sold into each of the listed geographical areas.

	Nine Months Ended
	September 28, 2014		September 28, 2013
	($ in thousands)
	$	% of revenues	$	% of revenues

United States	$8,094	18.4%	$6,333	17.2%
Europe, Near East	7,113	16.2%	4,695	12.8%
Asia Pacific	26,220	59.5%	22,567	61.4%
Other Americas	2,610	5.9%	3,166	8.6%

Total Revenue	$44,037		$36,761

Gross Profit. The first nine months of 2014 gross profit of $17.1 million increased by $5.5 million compared to the first nine months of 2013 due primarily to the 19.8% increase in net sales. In the first nine months of 2014, gross profit as a percentage of sales increased to 38.9% as compared to 31.7% in the same period in 2013, due primarily to product mix and improved overhead under absorption at our factories combined with lower inventory write-downs. The Company assesses inventory at each period end and records inventory write-downs as appropriate based on market conditions.

Selling, General and Administrative (SG&A). SG&A expense in the first nine months of 2014 of $14.6 million decreased by $0.6 million compared to the same period in the prior year. The prior year comparable period SG&A expense included a legal settlement in the amount of $1.5 million; offset by current period increased commissions and warranty expense due to increased sales volume for the first nine months of 2014.

Research, Development and Engineering (RD&E). RD&E expense in the first nine months of 2014 of $3.2 million decreased by $0.2 million as compared to the same period in the prior year. This decrease in spending was the result of lower development project spending.

Interest Income (Expense). In the first nine months of 2014, net interest expense remained relatively flat at $0.2 million as compared to the same period in 2013.

Foreign Exchange Income (Loss). The foreign exchange gain in the first nine months of 2014 was $22,000 as compared to a loss of $147,000 in the same period in the prior year. The net exchange gain or loss is primarily the result of foreign currency transactions in the Company’s foreign operations in the applicable period.

Income Taxes. For the nine months ended September 28, 2014, the Company recorded an income tax provision of $308,000 compared to a provision of $1.1 million in the same period in the prior year. The Company’s income tax provision primarily relates to withholding taxes. However, the income tax provision recorded in the same period in the prior year included the establishment of a $1.1 million valuation allowance on all deferred tax assets related to the China manufacturing subsidiary. The significant fluctuations in the Company’s quarterly tax rate, exclusive of the fluctuation related to the establishment of the valuation allowance, as a percent of consolidated pre-tax income or loss, are the result of the different statutory tax rates in each of the Company’s non-U.S. locations and the fluctuations of pre-tax income (loss) generated in these jurisdictions. A portion of the consolidated annual tax provision relates to Chinese withholding taxes which are not directly related to pre-tax income in China. Chinese withholding taxes primarily result from corporate royalty charges on net sales of the Company’s Chinese manufacturing subsidiary. U.S. taxes have had no impact on the rate fluctuation as the U.S. entity operates at a loss for which no benefit is recognized due to the full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

For the full year 2013, the Company’s net cash used in operating activities was $5.8 million. In the first nine months of 2014, the Company’s net cash used in operating activities was $3.2 million. The Company’s operating loss was $0.7 million in the first nine months of 2014. The Company’s operating loss was $9.7 million for the full year 2013. On September 28, 2014, the Company had cash and cash equivalents of approximately $10.4 million, a decrease of $3.6 million, compared to $14.0 million at December 31, 2013.

During the nine months ended September 28, 2014, the Company used net cash of approximately $3.2 million for operating activities. This use of cash was primarily the result of a net loss of $1.2 million, a decrease in deferred revenue of $1.4 million, an increase in accounts receivable of $1.4 million, an increase in inventory of $1.3 million, an increase in other assets of $1.6 million and a decrease in accrued expenses of $0.6 million; offset by an increase in accounts payable of $2.0 million, a decrease in other current assets of $0.4 million and the adding back of non-cash expenses for depreciation and amortization of $0.9 million, stock-based compensation of $0.5 million, and inventory provisions of $0.3 million.

In recent years, the Company’s sales have declined as we continue to experience a significant downturn in the solar industry. The electronics and semiconductor industries have historically been cyclical and have experienced periodic downturns which affect the demand for equipment that we manufacture and market. If the solar market does not improve, or if our products do not gain the acceptance we have planned, our cash resources will not allow us to continue making investments in the solar market and we may need to take action to restructure the Company. To conserve cash and manage the Company’s liquidity, the Company has implemented certain expense reductions throughout 2013 and 2014. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2014, and may take further actions as it deems necessary.

As of September 28, 2014, the Company has no material commitments relating to capital expenditures. There were no significant changes in the Company’s commitments from those that were outlined in the “Contractual Obligations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company’s total current assets at September 28, 2014 were $34.5 million, current liabilities were $14.2 million and long-term debt was $6.9 million. Although the Company has incurred increased legal, accounting and other administrative fees and costs in connection with its pending merger with Amtech, the Company believes that existing cash and anticipated cash flows from operations will be sufficient to support its current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, the Company’s results may be substantially different than expected, and its cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions about the timing and progress of the Amtech merger, the success of certain expense reduction efforts, the market acceptance of the Company’s products, and not experiencing an adverse result in potential litigation. For more information about the risks relating to the Company’s business, please read carefully the section of this report entitled “Risk Factors” under Part II – Item 1A.

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

On September 26, 2013, the Company signed a Second Loan Modification Agreement relating to the mortgage note, which extended the maturity date from December 23, 2015 to September 26, 2023. The modification also reduced the annual interest rate from 5.50% to 4.43% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points. The current monthly payment was reduced from $69,000 to $57,997. The mortgage note had an outstanding balance on September 28, 2014 of approximately $7.3 million. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Letters of Credit

On August 31, 2009, the Company entered into a pledge and assignment agreement with a bank, pursuant to which the bank agreed to issue letters of credit which the Company will cash collateralize via restricted cash deposits at the bank. As of September 28, 2014, the value of the outstanding letters of credit issued by the bank for the Company was $249,221. This restricted cash value is included in the Company’s balance sheet in other current assets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

During the nine months ended September 28, 2014, there have been no significant changes to the items disclosed as the Company’s critical accounting policies and estimates in the “Critical Accounting Policies and Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including without limitation statements about the Company’s expectation for minimal revenue from solar equipment in 2014 and the sufficiency of its cash position and cash flows. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties described in this report and other reports the Company has filed with the SEC, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are made pursuant to the “safe harbor” provisions established by the federal securities laws, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include, but are not limited to, the parties’ ability to consummate the merger, the conditions to the completion of the merger, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger, the possibility that the parties may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all or be unable to successfully integrate the company’s operations into those of Amtech, the possibility that the integration of the company into Amtech may be more difficult, time consuming or costly than expected, increases in operating costs, customer loss and business disruption, the ability of Amtech to retain certain key employees of the company, the condition of the world economy, the timely availability and acceptance of new products in the electronics, semiconductor and alternative energy generation industries, manufacturing problems with the Company’s foreign operations in China, the impact of competitive products and pricing, particularly from companies in Asia, and other risks detailed under the section entitled “Risk Factors” in Part II – Item 1A of this report and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual results may vary materially. Unless otherwise required by law, the Company disclaims any obligation to revise or update this information in order to reflect future events or developments, whether or not anticipated. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has international subsidiaries in China, the United Kingdom, Singapore, Malaysia and representative offices in Taiwan and South Korea. These subsidiaries transact business in their functional or local currency. Therefore, the Company is exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which it operates, all of which could adversely impact its results of operations and financial condition.

As of September 28, 2014 and December 31, 2013, all of the Company’s long-term debt obligations were fixed rate financial instruments. However, on September 26, 2018, the interest rate related to the mortgage note will be adjusted to a per annum fixed rate, to be applicable until the maturity date of September 26, 2023, equal to the aggregate of the FHLB Five Year Classic Advance Rate plus two hundred forty basis points.

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

On October 4, 2013, the Company settled previously disclosed litigation regarding allegations made by one of its overseas customers that furnaces such customer had purchased from the Company in 2006 had not functioned properly. The settlement constitutes a full and final settlement and release of all rights and obligations of each party. The $1.5 million payable as a result of the settlement has been recognized in the Company’s consolidated statement of operations for the three months ended September 29, 2013. The payment balance of this settlement as of September 28, 2014 was $0.6 million.

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amtech Systems, Inc. (“Amtech”) and BTU Merger Sub, Inc., a wholly owned subsidiary of Amtech (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Amtech. Shortly after the Company entered into the Merger Agreement with Amtech, the Company learned that a putative stockholder class action complaint was filed, purportedly on behalf of BTU’s public stockholders, in the Court of Chancery of the State of Delaware against the members of the BTU Board, Amtech and Merger Sub. To the best of the Company’s knowledge, the complaint has not yet been served. The complaint generally alleges, among other things, that the members of the BTU Board breached their fiduciary duties owed to BTU’s public stockholders by causing BTU to enter into the Merger Agreement and approving the merger, and that Amtech and Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaint alleges that the Merger Agreement improperly favors Amtech and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting defendants from consummating the Merger, other forms of equitable relief, and compensatory damages. The Company believes that the claims are without merit and, if the complaint is served, it intends to defend against the litigation vigorously on behalf of the BTU Board.

Item 1A.	Risk Factors

Other than as set forth below, during the nine months ended September 28, 2014, there have been no material changes to the items disclosed as risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Before deciding to purchase, hold or sell the Company’s common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in the Company’s other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also affect its business. In addition, if the pending merger with Amtech is completed, the combined company will face additional risks. If any of these known or unknown risks or uncertainties actually occurs, the Company’s business, financial condition and results of operations could be seriously harmed.

Risks Related to the Pending Merger with Amtech

Failure to complete the merger could negatively affect the Company’s stock price and future business and operations.

If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

•	It may be required under certain circumstances to pay Amtech a termination fee of $1.32 million or an expense reimbursement amount of up to $1 million;

•	the price of its common stock may decline; and

•	costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed.

Failure to complete the merger with Amtech will subject the Company to financial risks and could cause the Company’s stock price to decline.

If the merger with Amtech is not completed for any reason, the Company will be subject to a number of material risks, including:

•	under the merger agreement, the Company could be required to pay Amtech a termination fee of $1.32 million if the Company terminates the merger agreement in the event its board of directors has withdrawn, qualified, amended or modified its recommendation of the merger adversely to Amtech or if the Company enters into certain other acquisition transactions;

•	the Company’s stock price may decline for various reasons, including whether the merger was terminated due to factors adversely affecting us, to the extent that the Company’s shares are trading at a higher level than they might have been in the absence of the merger, and the potential for substantial sales of the Company’s stock by short-term investors after any termination of the merger agreement;

•	Costs related to the merger, such as legal, accounting and/or investment banking fees, must be paid even if the merger is not completed, and could be substantial;

•	The benefits that we expect to realize from the merger would not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement;

•	The diversion of management attention and the possible disruption of our business between the signing of the merger agreement and its termination, may make it difficult for the Company to regain its financial and market position if the merger does not occur; and

•	If the merger agreement is terminated, we may be unable to find another business willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals.

The combined company may not realize the benefits that the Company currently anticipates from the combination with Amtech

Although the Company and Amtech intend that the combined company will benefit from synergies and other benefits as a result of the merger, those benefits may not be realized or may be delayed. The success of the transaction will depend on, among other things, Amtech’s ability to realize anticipated cost savings and to combine the businesses of the Company and Amtech in a manner that does not materially disrupt the Company’s existing customer relationships nor otherwise result in decreased revenues and that allows Amtech to capitalize on the Company’s growth opportunities. If Amtech is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Amtech and the Company have operated and, until the completion of the mergers, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of Amtech’s or the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect Amtech’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the mergers. To realize the benefits of the merger, Amtech may need to retain the Company’s key employees.

The accomplishment of these post-merger objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the difficulty of incorporating acquired technology and rights into Amtech’s products and services, as applicable;

•	unanticipated expenses related to integration; and

•	potential unknown liabilities associated with the merger.

If Amtech does not succeed in addressing these challenges or any other problems encountered in connection with the merger, its operating results and financial condition could be adversely affected.

Uncertainty regarding the merger could disrupt the Company’s business

The merger will happen only if stated conditions are met, including approval by the Company’s stockholders and the absence of any material adverse effect in the business of the Company or Amtech. Many of the conditions are outside the Company’s control, and both parties also have stated rights to terminate the merger agreement. Accordingly, the completion of the merger is not guaranteed. This uncertainty may cause disruption to the Company’s and Amtech’s businesses. This could have a material adverse effect on the Company, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the Company’s business to matters relating to the transaction could have a material adverse effect on the Company’s business.

Failure to retain key employees could diminish the anticipated benefits of the merger

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with the Company and Amtech until strategies with regard to these employees are announced or executed. This uncertainty may cause the Company to lose employees and may make it more difficult to attract new employees as necessary to operate the Company’s business before the closing of the transaction. If the Company is unable to retain and attract key personnel, it could face operational disruptions, loss of customers, loss of key expertise or know-how, and unanticipated additional recruitment and training costs.

The merger may go forward in certain circumstances even if Amtech or the Company suffers a material adverse effect

In general, either the Company or Amtech can refuse to complete the merger if a material adverse effect occurs with regard to the other party before the closing. However, neither party may refuse to complete the merger on that basis as a result of any change, event, circumstance or condition resulting from certain conditions specified in the merger agreement. If adverse changes occur but Amtech and the Company must still complete the merger, Amtech’s stock price may suffer.

The termination fee and restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire the Company

Until the completion of the merger, with limited exceptions, the merger agreement prohibits the Company from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than Amtech. However, the Company may engage in discussions with certain third parties making unsolicited offers to acquire the Company in compliance with the provisions of the merger agreement. The Company has agreed to pay Amtech a termination fee of $1.32 million in specified circumstances, including in the event the Company’s board of directors withdraws its support of the merger with Amtech to support a business combination with a third party. These provisions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Amtech has offered pursuant to the merger agreement.

The market price of Amtech’s common stock may decline as a result of the merger

The market price of Amtech’s common stock may decline as a result of the merger for a number of reasons, including:

•	the integration of the Company by Amtech may be unsuccessful;

•	Amtech may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

•	the effect of the merger on Amtech’s financial results may not be consistent with the expectations of financial or industry analysts.

These factors are, to some extent, beyond Amtech’s control. In addition, for any Company stockholders who hold their shares in certificated form, there will be a time period between the effective time of the merger and the time when such stockholders actually receive book-entry shares evidencing Amtech common stock. Until book-entry shares are received, such stockholders will not be able to sell their shares of Amtech common stock in the open market and, thus, will not be able to avoid potential losses resulting from any decline in the market price of Amtech common stock during this period.

Our officers and directors may have interests that may influence them to support or approve the merger

Certain directors and officers of the Company have other interests that are different from, or in addition to, those of the Company’s stockholders generally. Certain officers may become employees and participate in employment arrangements that become effective upon consummation of the merger that provide them with interests in the merger that are different from, or in addition to, those of the Company’s stockholders. In addition, all directors and officers of the Company will receive indemnification and liability insurance benefits from Amtech as a result of the merger. Other interests of our directors and executive officers include the following:

•	Mr. van der Wansem, the Company’s chairman and chief executive officer, is expected to become a director of Amtech following the merger, and will receive customary compensation in that capacity, and has entered into an employment agreement and consulting agreement with Amtech that will become effective only upon the closing of the merger;

•	Mr. van der Wansem, Mr. Tallian, the Company’s Chief Operating Officer, and certain of our officers are parties to agreements providing them with certain payments and benefits, including acceleration of certain equity awards, upon certain events following the acquisition by Amtech; and

•	Amtech has agreed to honor our indemnification obligations to directors and officers as provided in our organizational documents, and all directors and officers of the Company will receive liability insurance benefits from Amtech as a result of the mergers.

These directors and officers could be more likely to recommend the adoption and approval of the merger than if they did not hold these interests. Mr. van der Wansem and certain persons and trusts affiliated with Mr. van der Wansem entered into a voting agreement whereby they have agreed to vote their shares in favor of the adoption and approval of the merger agreement and the transactions contemplated thereby. Stockholders should consider whether these interests might have influenced these directors and officers to support or recommend the adoption and approval of the merger agreement and the transactions contemplated thereby.

Litigation due to stock price volatility or other factors could cause the Company to incur substantial costs and divert management’s attention and resources

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities or in connection with strategic transactions. The Company may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of the Company’s management.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 2.1 – Agreement and Plan of Merger, dated as of October 21, 2014, by and among Amtech Systems, Inc., BTU Merger Sub, Inc. and BTU International, Inc.*

Exhibit 3.2 - Amended and Restated By-Laws of BTU International, Inc., as amended on October 21, 2014*

Exhibit 31.1 - Section 302 Certification

Exhibit 31.2 - Section 302 Certification

Exhibit 32.1 - Section 906 Certification

Exhibit 32.2 - Section 906 Certification

Exhibit 99.1 - Support Agreement, dated as of October 21, 2014, by and among certain stockholders of Amtech Systems, Inc. and BTU International, Inc.*

Exhibit 99.2 - Support Agreement, dated as of October 21, 2014, by and among certain stockholders of BTU International, Inc. and Amtech Systems, Inc.*

Exhibit 99.3 - Employment Agreement, dated as of October 21, 2014, by and between Paul van der Wansem and Amtech Systems, Inc.*

Exhibit 99.4 - Consulting Agreement, dated as of October 21, 2014, by and between Paul van der Wansem and Amtech Systems, Inc.*

Exhibit 99.5 - Second Agreement Regarding Employment Terms, dated as of October 21, 2014, by and between Peter Tallian and BTU International, Inc.*

Exhibit 101.INS - XBRL Instance Document.

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL - XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB - XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE - XBRL Taxonomy Presentation Linkbase Document.

*	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on October 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTU INTERNATIONAL, INC.

DATE: November 10, 2014	BY:	/S/ PAUL J. VAN DER WANSEM
Paul J. van der Wansem
President, Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

DATE: November 10, 2014	BY:	/S/ PETER J. TALLIAN
Peter J. Tallian
Chief Operating Officer and Principal Financial and Accounting Officer (principal financial and accounting officer)